Form 10-K
period 2015-12-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2016-03-30
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37695

PROTEOSTASIS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8436652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Technology Square, 4th Floor Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 225-0096

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on March 29, 2016 was $9.10. The registrant has provided this information as of March 29, 2016 because the registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by nonaffiliates as of such date.

As of March 30, 2016, there were 19,139,041 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain and maintain regulatory approval of PTI-428 for any indication, and the labeling under any approval we may obtain;

•	intense competition in the CF market and the ability of our competitors, many of whom have greater resources than we do, to offer different, better or lower cost therapeutic alternatives than our product candidates;

•	anticipated regulatory developments in the United States and foreign countries;

•	anticipated developments with respect to, and the commercial availability of, CFTR modulators with which PTI-428 is intended to be administered, including Vertex’s ivacaftor and lumacaftor;

•	our plans to develop and commercialize PTI-428, PTI-130 and our combination solutions, including PTI-NC-733, including expected preclinical and clinical results and timing;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size and growth of the potential markets for PTI-428, PTI-130 and our combination solutions, and our ability to serve those markets;

•	the rate and degree of market acceptance of PTI-428, PTI-130 and our combination solutions for any indication;

•	our ability to obtain additional financing; and

•	the loss of key scientific or management personnel.

Any forward-looking statements in this report reflect our current views with respect to future events and with respect to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A. Risk Factors and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This report contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, not prove to have been accurate.

PART I

Item 1. Business

Overview

We are an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. Leveraging our unique and comprehensive expertise of the proteostasis network, we have developed the Disease Relevant Translation, or DRT, technology platform, a validated drug screening approach for identifying highly translatable therapeutics based on predictive and functionally pertinent phenotypic assays and disease relevant models. Using this proprietary platform, we identified a new class of small molecules, which we call amplifiers, that modulate proteins in the proteostasis network. Our initial therapeutic focus is cystic fibrosis, or CF, which is caused by defects in the cystic fibrosis transmembrane conductance regulator, or CFTR, protein and insufficient CFTR protein function. We are initially developing and intend to commercialize our lead amplifier of CFTR protein, PTI-428, to improve CFTR protein function.

There is presently no cure for CF. CF affects an estimated 70,000 to 100,000 patients worldwide with the vast majority of the identified patients residing in the United States, Canada, Europe and Australia. CF is a progressive disease and the most common fatal inherited disease among Caucasians. Without normal CFTR protein activity, thick mucus accumulates in vital organs, particularly the lungs, pancreas and gastrointestinal tract, and causes many complications, including respiratory infections, chronic lung inflammation, poor absorption of nutrients and in most cases, progressive respiratory failure. CF patients require lifelong treatment with multiple daily medications, hours of self-care, and frequent hospitalizations. In 2014, the median age of death in the United States from CF was 29 years.

Our lead product candidate PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of an immature form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Correctors, such as lumacaftor or VX-661, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve some level of activity without repairing the actual protein. Potentiators, such as ivacaftor, are believed to increase the opening time of the CFTR protein channel resulting in higher ion flow across the cell membrane. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with these other CFTR modulators significantly improves the in vitro CFTR protein activity achieved by these CFTR modulators alone. Due to the unique ability of amplifiers to selectively increase the amount of an immature form of CFTR protein and its synergistic mechanism of action with certain other types of CFTR modulators, we believe that our amplifiers could become the anchor therapeutic agent for combination therapies comprising multiple classes of CFTR modulators for the treatment of CF.

With the recent advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care, which addresses only the symptoms of CF, to disease-modifying agents that target the genetic mutations and protein dysfunction that cause the disease. We are developing and intend to commercialize PTI-428 for CF patients with an F508del mutation of the CFTR gene, the most common CFTR gene mutation. In the United States, approximately 87% of all CF patients have an F508del mutation of the CFTR gene, of which approximately 55% are homozygous (having two copies of the F508del mutation), and approximately 45% are heterozygous (having an F508del mutation and one other mutation).

Our analyses of published data by Vertex Pharmaceuticals Incorporated, or Vertex, of its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor and VX-661) and combinations thereof, show a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or VX-661, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or VX-661. In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We plan to initiate a Phase 1 clinical trial in the first quarter of 2016, expect to have preliminary safety, pharmacokinetics and pharmacodynamics data from the Phase 1 clinical trial available in the first half of 2016 and aim to complete the Phase 1 clinical trial with the final report by the end of 2016. If our Phase 1 clinical trial results are favorable, we plan to initiate our Phase 2 clinical trial in the second half of 2016 with proof of concept data expected to be available in the first half of 2017.

We have exclusive worldwide commercial rights to PTI-428. Initially, we plan to pursue regulatory approval for PTI-428 in regions where ivacaftor and lumacaftor are commercially available. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we plan to independently commercialize PTI-428 in those regions. Outside of those regions, we may seek a partner to commercialize our products. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

We are leveraging our DRT technology platform to design and develop our own correctors and potentiators that are optimized to work more synergistically with our amplifiers than third-party CFTR modulators. Internal screening against our own proprietary amplifiers has identified a number of novel proprietary correctors and potentiators that, when tested as a triple combination of corrector, potentiator and amplifier, restored in vitro CFTR protein activity to between 80% and 100% of normal in patient-derived human bronchial epithelial, or HBE, cells homozygous for F508del. There is significant potential for improvement in clinical outcomes beyond existing treatments and therapies presently in clinical development for the treatment of CF. We believe that the treatment paradigm in CF for the vast majority of patients will be based on combination therapies of CFTR modulators anchored by our amplifiers.

We are using our platform to independently explore the activity of other CFTR modulators in additional respiratory-related diseases. PTI-130 is a novel small molecule CFTR modulator that we are developing for the treatment of chronic obstructive pulmonary disease, or COPD, a progressive disorder characterized by poor airflow. COPD is a leading cause of morbidity and mortality worldwide. We believe the mechanism of action of PTI-130 can be complementary to drugs currently approved or in development for COPD. In order to further the development of PTI-130, we plan to collaborate with one or more biopharmaceutical companies that have capabilities in COPD development.

In addition, we have partnered with major pharmaceutical companies for indications with large patient populations. Our Usp14 program with Biogen New Ventures Inc. (formerly Biogen Idec New Ventures Inc.), or Biogen, is intended to enhance the clearance of misfolded aggregation-prone proteins in neurodegenerative diseases, such as in Alzheimer’s and Parkinson’s disease. We have announced the achievement of our initial preclinical milestone in July 2014, and we continue to make progress in seeking orally available, potent, selective and brain-penetrant inhibitors of Usp14 as candidates for evaluation in the IND-enabling safety assessment studies required for transition to the clinic. Our unfolded protein response, or UPR, program with Astellas Pharma Inc., or Astellas, is intended to reduce the accumulation of unfolded proteins in the endoplasmic reticulum, or ER, which is observed in many diseases caused by an imbalance in the proteostasis network and characterized by defects in protein folding, trafficking and clearance, including genetic, neurodegenerative and retinal degenerative diseases. We are presently using our DRT technology platform to identify selective UPR activators and plan to initiate preclinical development in 2017.

Our Strategy

Our mission is to improve the lives of patients who suffer from rare diseases for which there are limited or no available treatments, with an initial therapeutic focus on CF. To accomplish our objectives, we intend to:

•	Rapidly advance our lead amplifier candidate PTI-428 into clinical development. We are initially developing PTI-428, an orally bioavailable amplifier, for CF patients homozygous for F508del, the most common CFTR gene mutation. We have shown that PTI-428, combined with ivacaftor and either lumacaftor or VX-661, nearly doubles in vitro CFTR protein activity in cells homozygous for F508del compared to a combination of only ivacaftor and either lumacaftor or VX-661. Our IND became effective in December 2015. We plan to initiate a Phase 1 clinical trial in the first quarter of 2016, expect to have preliminary safety, pharmacokinetics and pharmacodynamics data from the Phase 1 clinical trial available in the first half of 2016 and aim to complete the Phase 1 clinical trial with the final report by the end of 2016. If our Phase 1 clinical trial results are favorable, we plan to initiate our Phase 2 clinical trial in the second half of 2016 with proof of concept data expected to be available in the first half of 2017. In January 2016, we received Fast Track designation from the FDA for the investigation of PTI-428 for the treatment of CF, and we intend to apply for orphan drug designation for PTI-428.

•	Advance PTI-428 into clinical development for additional mutation classes. We plan to generate additional evidence supporting the use of PTI-428 in combination with other CFTR modulators and broaden the patient population beyond the initially targeted F508del homozygous subjects. Based on preclinical studies to date, PTI-428, in combination with other CFTR modulators, has shown a consistent positive effect on in vitro CFTR protein activity across multiple CFTR gene mutation classes.

•	Develop our own proprietary combination therapies to address a broad spectrum of CFTR gene mutations. Utilizing our DRT technology platform, we have identified several novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to between 80% and 100% of normal in cells homozygous for F508del. We are designing, and intend to advance into clinical development, proprietary combination therapies consisting of our own amplifiers, correctors and potentiators with optimal mechanistic synergy. We anticipate that the demonstrated ability of the combination therapy in vitro will translate into a more clinically meaningful benefit across a broader set of mutation classes than those addressed by presently approved therapies and those under clinical development.

•	Generate highly selective drug candidates, including amplifiers, in other rare disease conditions by leveraging our knowledge of the proteostasis network. We are focused on developing drugs based on our unique and comprehensive expertise regarding the proteostasis network and its role in protein biosynthesis, folding, trafficking and clearance. We believe that this expertise, together with our validated DRT technology platform, will enable us to identify and develop other transformative, disease-modifying therapies. We plan to initiate high throughput screening, or HTS, campaigns using our DRT technology platform to continue to discover novel drug candidates for rare diseases, including diseases where amplifiers can have a clinically meaningful impact.

•	Enter into additional collaborative partnerships to develop and commercialize novel compounds in indications outside of our key strategic areas. Our existing corporate alliances with Biogen and Astellas provide for future aggregate milestone payments of up to approximately $1.4 billion. We plan to enter into other arrangements that leverage our DRT technology platform to discover novel drug candidates. Partnership opportunities will be screened and evaluated based on their potential to generate additional value by giving us a stake in the resulting products’ future revenues and to maximize the value of our DRT technology platform in additional disease indications, including COPD for our product candidate PTI-130.

Industry Overview—Cystic Fibrosis

CF is an orphan disease that affects an estimated 70,000 to 100,000 patients worldwide, with the vast majority of affected individuals in the United States, Canada, Europe and Australia. CF is the most common fatal inherited disease in Caucasians. The incidence of CF varies across the globe. CF affects one out of 3,500 births in the United States, one out of 2,000 to 3,000 in Europe, and one out of 2,500 in Australia.

There is presently no cure for CF. It is a progressive disease caused by a deficiency in CFTR protein activity, resulting in the accumulation of thick mucus in vital organs, particularly the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience, among many other conditions, respiratory infections, chronic lung inflammation, poor absorption of nutrients and, in most cases, progressive respiratory failure. Although the life expectancy of CF patients has improved, the median age of death in the United States in 2014 was only 29 years, with a vast majority of such deaths resulting from respiratory failure.

CF patients require lifelong treatment with multiple daily medications, hours of self-care, frequent hospitalizations and lung transplants, which if available, are life-extending but not curative. In the United States, estimated lifetime cost of care for CF patients not eligible for ivacaftor ranges from $1.1 to $2.3 million, including $50,000 to $63,000 per year in direct healthcare expenditures and substantial additional costs for frequent hospitalizations.

These estimates exclude the estimated $300,000 annual cost of ivacaftor, marketed by Vertex as Kalydeco, and the estimated $250,000 annual cost of a combination therapy composed of ivacaftor and lumacaftor, marketed by Vertex as Orkambi. As of the end of the third quarter of 2015, more than 3,000 eligible patients in the United States have started the treatment with Orkambi, with product sales totaling $131 million for that quarter. In 2014, CF treatments in the United States and major markets in the European Union, including France, Germany, Italy, Spain and the United Kingdom, were estimated to cost approximately $1.4 billion, of which approximately $431 million was attributed to sales of ivacaftor. It is projected that in 2018, the market for CF therapeutics will exceed $5 billion, of which more than $4.3 billion will be attributable to CFTR modulators, including Kalydeco and Orkambi.

Cause and Pathophysiology

CF is caused by mutations in the gene that encodes CFTR protein, which plays a critical role in regulating the viscosity of the mucus layer that lines human organs. CFTR protein regulates the flow of ions in and out of the cells of vital organs such as the lungs, pancreas and gastrointestinal tract. We refer to this as ion flow. When CFTR protein expels the ions, osmosis draws water out of the cell and hydrates the cell surface. Through regulation of the location of the ions across the cell membrane, the amount of salts in the fluid both inside and outside the cell remains balanced.

In CF patients, the CFTR gene is defective, and as a result, CF patients lack the functional CFTR protein necessary to regulate ion flow. Altered ion concentration gradient between the inside and the outside of the cell reduces the amount of water molecules outside the cell, causing the accumulation of thick mucus on the epithelial surface as shown in Figure 1.

Figure 1: Ion Flow in Normal CFTR Protein Compared to Mutant CFTR Protein

The deficiency in CFTR protein activity in CF patients is particularly problematic in the lungs, where the build-up of thick mucus obstructs air flow and impairs proper immune response, which leads to chronic infection and persistent inflammation. In the pancreas and the gastrointestinal tract, the build-up of mucus prevents the release of digestive enzymes that help the body break down food and impairs the absorption of nutrients, resulting in poor growth and development.

Classes of CFTR Gene Mutations

CF is an autosomal, recessive genetic disease caused by mutations in the CFTR gene. A person must have a mutation in both copies of the CFTR gene to be afflicted. If both mutations are the same, the person has a homozygous mutation. If the mutations on both copies of the genes are different from one another, the person has a heterozygous mutation. If someone has a mutation in only one copy of the CFTR gene and the other copy is normal, he or she is a carrier but will not suffer from CF.

The vast majority of CF patients whose gene mutations have been identified have gene mutations that can be classified into five classes according to the biological process they affect: “Stop Codon,” “Processing,” “Gating,” “Conductance,” and “Synthesis.”

Table 1: Overview of CFTR Gene Mutation Classes

Class	I Stop Codon Mutation	II Processing Mutation	III Gating Mutation	IV Conductance Mutation	V Synthesis Mutation

Defect	Gene transcription prematurely stopped	Misfolded protein fails to reach surface	Regulation of ion flow is abnormal	Faulty channel conductance slows ion flow	Less CFTR protein is made

Example Mutation	G542X	F508del	G551D	R117H	3849+10kbC->T

Prevalence in the United States and Canada*	12%	87%	5%	5%	5%

CFTR Modulators with POC**	Read Through Compound	Corrector and Potentiator	Potentiator	Potentiator	Potentiator

Our Approach	✓	✓	✓	✓	✓

*	The sum of the percentages in all classes exceeds 100% because individual CF patients might carry more than one mutation.
**	“POC”, or proof of concept, means demonstrated statistically significant clinical benefit in a controlled clinical trial.

Although F508del is the most common CFTR gene mutation, the frequency of its occurrence in CF patients can vary from region to region. For example, Table 2 summarizes the prevalence of F508del in CF patients in the regions where CF is most common.

Table 2: Summary of Largest CF Patient Populations by Region

	Number of Patients in National CF Registries	% of Patients Homozygous for F508del	% of Patients Heterozygous for F508del
United States	28,000	47%	39%
Canada	4,000	49%	38%
Europe (32 countries)	40,000	44%	38%
Australia	3,000	52%	33%

Epidemiological forecasts predict that the total number of CF patients will grow significantly in the near term due to improvements in the standard of care, which has improved life expectancy. It is anticipated that the European CF population will grow by approximately 40% by 2025, reaching over 57,000 patients. The improvements in life expectancy in the United States and Canada suggest similar trends in CF population growth will likely occur in those territories.

Current Standard of Care

There is presently no cure for CF. Kalydeco and Orkambi are the only products currently approved to treat the underlying cause of CF. Kalydeco is a potentiator believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time. However, Kalydeco is presently approved only for the treatment of CF patients with Gating mutations and R117H Conductance mutations, which impact less than 10% of the CF patient population in the United States and Canada. Although other potentiators may be developed, it is expected that potentiators, when used alone as a monotherapy, would likely address only Gating, Conductance and some Synthesis mutations, impacting only approximately 15% of all CF patients in those regions. Orkambi includes a corrector believed to improve protein folding and trafficking to enable abnormally folded protein to achieve some level of activity without repairing the actual protein, which works together with the same potentiator in Kalydeco, to enhance overall CFTR protein activity. However, Orkambi is only approved for the treatment of CF in people ages 12 and older who are homozygous for F508del, which comprises approximately 45% of the CF patient population in the United States and Europe.

The current standard of care for all other CF patients remains the management of the disease symptoms. The thick mucus that builds up in the lungs, the pancreas and gastrointestinal tract leads to airway obstruction and difficulty absorbing nutrients, resulting in poor growth and development. CF patients take numerous prescribed and over-the-counter medications to alleviate symptoms and reduce complications. Primary treatment options include inhaled therapies, which thin the mucus in the lungs, as well as pancreatic enzyme replacement therapy, which improves absorption of nutrients. In addition, because thick mucus in the lungs impairs CF patients’ immune response, they also often develop chronic bacterial lung infections that require treatment with inhaled antibiotics.

Several companies are presently developing other small molecule CFTR modulators called correctors for the treatment of CF patients with Processing mutations. In addition to drug candidates targeting CFTR protein a number of other companies are pursuing different cellular targets that might have a beneficial effect on CF related symptoms.

Correlation of CFTR Protein Activity to Clinical Benefit

FEV1: Clinical Measurement of Lung Function

Because CF causes significant loss of lung function, the severity of CF progression is often measured by FEV1 (forced expiratory volume in one second), which is expressed as a percentage of the maximum volume of air that a healthy individual of the same height, sex and race could forcefully exhale from the lungs in one second. FEV1 is considered to be the industry-standard efficacy endpoint in clinical trials of CF product candidates. Rate of decline in FEV1 has been demonstrated to correlate with life expectancy and to be the strongest clinical predictor of mortality.

The decline in lung function is progressive and occurs throughout the life of a CF patient and in the vast majority of cases, leads to respiratory failure and death. The severity of lung disease is categorized as mild (FEV1>70%), moderate (40%< FEV1<69%) or severe (FEV1<40%). The ultimate goal of CF therapy is to halt and reverse the decline of lung function in the hope of extending the life expectancy of patients, eliminating the need for lung transplants, and reclassifying the disease from a lethal to a chronic condition.

Ussing Chamber Assay: In vitro Measurement of CFTR Protein Activity

CFTR modulators are typically evaluated by measuring CFTR protein activity in vitro using the Ussing Chamber Assay. In this assay, HBE cells derived from the lungs of CF patients are cultured in a manner to resemble the lung epithelium and then placed in the Ussing Chamber between two compartments filled with media, one containing ions that can only flow to the other compartment through the epithelium. The CFTR protein activity is measured by recording the electrical current generated by ions flowing across the cultured epithelium. CFTR protein activity is expressed as a percentage of the measured current relative to the current generated by ion flow in HBE cells with normal CFTR protein activity.

Strong Correlation between CFTR Protein Activity and Lung Function

Our analyses of published data on Vertex’s CFTR modulators (the potentiator ivacaftor and correctors lumacaftor and VX-661) show a strong correlation between the in vitro CFTR protein activity as measured by the Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials of these CF product candidates. Importantly, as shown in Figure 2, in vitro CFTR protein activity of these modulators at 50% of normal correlates with an absolute improvement of approximately 10% in FEV1 as seen in clinical trials.

Figure 2: CFTR Protein Activity is Highly Correlated with Observed Clinical Efficacy

Our Solution

We are developing and intend to commercialize amplifiers, a new class of CFTR modulators that have pharmacological characteristics and a mechanism of action that is distinct from, yet synergistic with, other CFTR modulators, including correctors and potentiators. Our in vitro studies demonstrate that our amplifiers selectively increase the amount of an immature form of CFTR protein in the cell, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators to act upon, leading to improved overall CFTR protein activity. The combined effect of amplifiers and marketed correctors and potentiators further increases the CFTR protein activity, which is correlated with improved clinical outcomes in CF.

Figure 3: Amplifiers, Correctors and Potentiators on CFTR Protein Production

We are leveraging our DRT technology platform to develop our own correctors and potentiators that are designed to work more synergistically with our amplifiers than third-party CFTR modulators. There is significant potential for improvement in clinical outcomes beyond existing treatments and therapies presently in clinical development for the treatment of CF. We believe that the treatment paradigm in CF for the vast majority of patients will be based on combination therapies of CFTR modulators anchored by our amplifiers.

Figure 4 illustrates the existing medical need across various CFTR gene mutation classes. The vertical axis represents the actual or predicted clinical benefit measured by absolute improvement in FEV1, and the horizontal axis spans across the different CFTR gene mutation classes, where the width of each bar delineated by the vertical dotted lines is proportional to the prevalence of the specific genotype or mutation class among CF patients in the United States and Canada. The total of the percentages indicated on the horizontal axis exceeds 100% because individual CF patients might carry more than one class of mutation.

Figure 4: Portion of CF Population Served or Expected to be Served by Existing Treatments and Therapies Presently in Development

We believe that PTI-428 first, and combinations of our own CFTR modulators later, will be able to address a significant portion of underserved patients by providing add-on therapy or novel treatment options, respectively. We have shown that PTI-428, when used in combination with ivacaftor and either lumacaftor or VX-661, nearly doubles in vitro CFTR protein activity in the Ussing chamber assay compared to treatment without PTI-428. Accordingly, based on the correlation between in vitro CFTR protein activity and clinical efficacy observed in Vertex’s published data, we believe the addition of PTI-428 could have the potential to approximately double the improvement in FEV1 observed with potentiator with or without corrector.

We have also demonstrated that the combination of one of our proprietary amplifiers, together with a proprietary corrector and a proprietary potentiator, can achieve mechanistic synergy and restore in vitro CFTR protein activity to between 80% and 100% of normal in patient-derived HBE cells homozygous for F508del. We believe that with these results, our combination therapies have the potential to deliver a more clinically meaningful benefit to a broader set of mutation classes than those addressed by presently approved therapies and those under development.

Our Product Candidates

By combining our understanding of protein homeostasis with our discovery and development expertise, we have built a robust pipeline of programs targeting the key mechanisms underlying CF and other rare diseases, as well as neurodegeneration and protein conformational diseases.

For our CF programs, we intend to maintain a proactive relationship with the Cystic Fibrosis Foundation. We will continue to access patient-derived HBE cells from the Foundation’s database to conduct ongoing preclinical trials. In the short term, we intend to consult the Cystic Fibrosis Foundation’s Therapeutics Development Network on the scope and design of our Phase 2 clinical trial.

Our lead product candidate PTI-428, an orally bioavailable amplifier, is a novel, first-in-class drug candidate that, when used in combination with existing treatments and therapies presently in clinical development, has shown a consistent positive effect on CFTR protein activity in vitro. Our studies show that amplifiers selectively increase an immature form of CFTR protein, thus increasing the amount of CFTR protein available for trafficking. When combined with ivacaftor and either lumacaftor or VX-661, PTI-428 nearly doubles the in vitro CFTR protein activity in cells homozygous for F508del in our Ussing Chamber Assays compared to a combination of only ivacaftor and lumacaftor. In December 2015, the IND we submitted for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We plan to initiate a Phase 1 clinical trial in the first quarter of 2016, expect to have preliminary safety, pharmacokinetics and pharmacodynamics data from the Phase 1 clinical trial available in the first half of 2016 and aim to complete the Phase 1 clinical trial with the final report by the end of 2016. If our Phase 1 clinical trial results are favorable, we plan to initiate our Phase 2 clinical trial in the second half of 2016 with proof of concept data expected to be available in the first half of 2017.

Our product pipeline is described in more detail in Figure 5.

Figure 5: Our Product Pipeline

Mechanism of Action of Our Amplifiers

While the specific molecular target for our amplifiers remains unknown, our in vitro studies show that our amplifiers have a unique effect on in vitro CFTR protein activity. Our amplifiers, including PTI-428 and PTI-130, have been observed to selectively increase the amount of an immature form of CFTR protein in the patient-derived HBE cells.

As shown in Figure 6, during the translation process of mRNA into protein, the signal recognition particle, or SRP, binds to a special portion of the emerging chain of amino acids, called the signal sequence, and shuttles the entire mRNA-ribosome complex to the ER surface, where the emerging chain of amino acids can be properly folded into the protein. Increased SRP recognition of the signal sequence facilitates protein synthesis and, by blocking RNA degradation processes, stabilizes mRNA. Because our in vitro studies show that our amplifiers increase both the CFTR mRNA and the amount of the immature form of the CFTR protein, we believe that our amplifiers improve the translation of CFTR protein at the ER membrane, resulting in more of the immature form of CFTR protein being made. By providing more CFTR protein, our amplifiers can significantly increase the effect of correctors and potentiators on in vitro CFTR protein activity in HBE cells homozygous and heterozygous for F508del.

Figure 6: Model for Effect of PTI-428 on CFTR Translation Efficiency

Although the mechanism of action is not fully characterized, we have confirmed that our amplifiers, including PTI-428 and PTI-130, do not belong to a known class of potentiators or correctors. Potentiators, such as ivacaftor, are believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time. The distinguishing feature of potentiators is the so-called “acute effect” observed in vitro as measured by increased CFTR protein activity immediately upon the addition of the molecule to the cells. However, our in vitro studies show that acute addition of our amplifiers does not immediately affect CFTR protein activity.

Likewise, correctors, such as lumacaftor and VX-661, alter the ratio of mature to immature form of CFTR protein by acting on the protein folding process to increase the amount of the mature form. Our in vitro studies show that our amplifiers do not affect the ratio of the two protein forms but rather lead to increases in the total amount of both forms of CFTR protein in a dose-dependent fashion.

Accordingly, we believe that our amplifiers represent a new class of CFTR modulator distinct from correctors and potentiators. Furthermore, the effect on CFTR mRNA is specific. Our amplifiers do not appear to increase mRNA levels in vitro for the so-called housekeeping genes that are needed for the normal functioning of the cell. In a surface and total protein expression assay, which measures changes in the abundance of proteins both on the plasma membrane and within the cell, our amplifiers were shown to increase the levels of CFTR, but not PgP, a closely related membrane protein.

PTI-428

Our lead product candidate PTI-428, an orally bioavailable amplifier, is a novel, first-in-class drug candidate that, when used in combination with other CFTR modulators, has shown a consistent positive effect on CFTR protein activity and better pharmacokinetic and pharmacodynamic properties compared to our other amplifiers.

In Vitro Studies

An Ussing Chamber Assay with HBE cells homozygous for F508del was conducted to assess the effects of PTI-428 in combination with ivacaftor and lumacaftor on in vitro CFTR protein activity. HBE cells were incubated with lumacaftor with or without PTI-428 for 24 hours before adding ivacaftor during the measurement of ion flow in the Ussing Chamber. As shown in Figure 7, addition of PTI-428 to a combination of ivacaftor and lumacaftor resulted in an approximately 1.8-fold increase in in vitro CFTR protein activity, as measured by ion flow, compared to the potentiator and corrector combination alone. We then replicated the study with ivacaftor and another corrector, VX-661, with similar results as indicated in Figure 7.

Figure 7: Ion Flow in Patient-Derived HBE Cells Homozygous for F508del

Furthermore, similar experiments using HBE cells heterozygous for F508del mutation (G542X/F508del) showed that the addition of PTI-428 to ivacaftor and lumacaftor led to a 1.9-fold increase in ion flow compared to ivacaftor and lumacaftor alone. Similarly, the addition of PTI-428 to ivacaftor in R117H/F508del HBE cells led to a greater than 1.9-fold increase in ion flow compared to ivacaftor alone. In addition, our experiments show that PTI-428 added to ivacaftor demonstrates a 1.6-fold increase in in vitro CFTR protein activity to that observed with ivacaftor in G551D/F508del HBE cells.

Figure 8: Ion Flow of Patient-Derived HBE Cells Heterozygous for F508del

Experiments using HBE cells homozygous for a Class I G542X showed that the addition of PTI-428 led to a 2.0-fold increase in ion flow compared to negative control and an additive effect with NB124, a molecule used as a research tool to study nonsense mutations. Similarly, the addition of PTI-428 to HBE cells carrying Class V and II mutations 3849+10kbC->T/N1303K led to a greater than 1.3-fold increase in ion flow compared to negative control and an additive effect with ivacaftor.

Figure 9: Ion Flow of Patient-Derived HBE Cells with Mutations Other than F508del

Additionally, in experiments using patient-derived HBE cells homozygous for F508del, exposure to PTI-428 leads to an increase in CFTR mRNA and higher CFTR protein activity, with both changes in the 1.5 to 2.0-fold range, suggesting a positive correlation and predictive value of CFTR mRNA measurement for the drug’s efficacy.

We also have several other amplifier candidates in early-stage preclinical development. We are not aware of other compounds presently in development for the treatment of CF that increase the amount of CFTR mRNA or CFTR protein.

Preclinical Studies

We conducted repeat oral-dose toxicity studies in rats and cynomolgus monkeys for up to 28 days at dose levels significantly higher than those intended for humans. Both of these species are routinely selected for toxicology testing. Both species exhibited hematological toxicities that were monitorable and reversible at doses higher than those intended for humans. The toxicology data generated thus far in the cynomolgus monkeys suggest the bone marrow may be a target organ. Based on the 28-day rat study, we noted that the expected safety margin was more than 14 times the starting dose to be tested in subjects with CF. Rat was also determined to be the most sensitive species. We believe these data provide support for human clinical trials with durations up to 4 weeks, but we plan to complete long-term toxicity studies prior to initiation of our Phase 3 clinical trial.

Additionally, similar to the results of in vitro studies in HBE cells, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were also observed to increase proportionally with exposure to PTI-428. Monkey lung CFTR mRNA increased more than 2.4-fold following 28-day multiple dosing with PTI-428. Rat nasal epithelium CFTR mRNA increased 1.4-fold within six hours of dosing. The sustained mRNA increase and the magnitude of mRNA changes in monkeys were more robust than what has been observed in HBE cells, which supports using the mRNA as an exploratory biomarker for PTI-428.

Our Clinical Development Program

Because we plan to initially develop PTI-428 as a combination therapy with approved CFTR modulators, our clinical development will be conducted in countries where CFTR modulators such as Kalydeco and Orkambi will have received marketing authorization and reimbursement status. We believe that in such countries these approved CFTR modulators will likely be recognized as the standard therapy for the treatment of patients homozygous for F508del, which comprise our target enrollment population. If recognized as the standard of care, we expect that the cost of these CFTR modulators used in our clinical studies will be covered by insurers or payors.

In December 2015, the IND we submitted for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We plan to initiate a Phase 1 clinical trial in the first quarter of 2016 to assess safety, tolerability and pharmacokinetics in CF subjects. We expect to have preliminary data available in the first half of 2016 and aim to complete the Phase 1 clinical trial with the final report by the end of 2016. If our Phase 1 clinical trial results are favorable, we plan to initiate our Phase 2 clinical trial in the second half of 2016 with proof of concept data expected to be available in the first half of 2017.

Phase 1 Clinical Trial. Our Phase 1 clinical trial will be randomized and placebo-controlled. We intend to test PTI-428 in SAD (single ascending dose) and MAD (multiple ascending dose) in CF subjects with any CFTR mutation class. At least 36 CF subjects will be treated with either PTI-428 or placebo.

We will recruit eligible CF subjects that are not currently taking Kalydeco or Orkambi. In addition to safety, tolerability, pharmacokinetics and exploratory endpoints such as sweat chloride, we will measure the levels of CFTR mRNA in the nasal epithelial cells of study subjects as an exploratory biomarker for PTI-428 activity.

We expect to have preliminary safety, pharmacokinetics and exploratory biomarker data from the Phase 1 clinical trial available in the first half of 2016 and aim to complete the Phase 1 clinical trial with the final report by the end of 2016.

Proposed Phase 2 Clinical Trial. Upon confirmation of the safety and tolerability of PTI-428, we plan to initiate a Phase 2 proof of concept clinical trial to assess the safety, pharmacokinetics and efficacy in CF patients. We intend to consult the Cystic Fibrosis Foundation’s Therapeutics Development Network on the scope and design of our Phase 2 clinical trial. If our Phase 1 results are favorable, we intend to initiate enrollment for this Phase 2 clinical trial by the second half of 2016.

We currently expect our proof of concept clinical trial will be a randomized, placebo-controlled study of PTI-428. Based on our proposed design, eligible subjects will include CF patients homozygous for F508del receiving approved CFTR modulators such as Orkambi and Kalydeco as a standard of care and who are 18 years of age or older at the time of enrollment.

We expect that the primary endpoints will be to determine the safety, tolerability and pharmacokinetic profile of PTI-428 in the CF population. We expect that the secondary endpoints will be to determine the efficacy of PTI-428 including its effect on FEV1, sweat chloride (SC) and patient reported outcomes (CFQ-R). If we initiate our Phase 2 trial on time, we expect to report the results of this proof of concept trial in the first half of 2017.

Commercialization

We have exclusive worldwide commercial rights to PTI-428. Initially, we plan to pursue regulatory approval for PTI-428 in regions where ivacaftor and lumacaftor are commercially available. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we plan to independently commercialize PTI-428 in those regions. Outside of those regions, we may seek a partner to commercialize our products. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

Our pricing and reimbursement strategy for PTI-428 will be based on the efficacy and safety profile that will be collected during registrational studies. Pharmacoeconomic models that justify premium pricing for a CFTR modulator have been widely used in territories where the drug is approved and provide us with validated strategies to be used in future pricing and reimbursement negotiations.

Manufacturing and Supply

We do not own or operate, and presently have no plans to establish, any manufacturing facilities. We presently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We have outsourced the manufacturing of current Good Manufacturing Practice, or cGMP-grade PTI-428 for preclinical studies and clinical trials. Our contract manufacturers have had and we believe that they will have the capacity to produce adequate quantities of PTI-428 for both our preclinical studies and our clinical trials. We do not presently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA.

We have entered into manufacturing and supply agreements with two vendors and these activities are ongoing. As of the date of this report, sufficient amounts of cGMP-certified material are available for use in the Phase 1 clinical trial.

All of our compounds are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from inexpensive and readily available starting materials that can be supplied by a number of commercial vendors. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

PTI-NC-733, a Novel Combination Solution Built around PTI-428

Combination Therapies Built around Our Amplifiers and other Proprietary CFTR Modulators

Combination therapy of compounds that act synergistically on CFTR protein biosynthesis, folding, trafficking and conductance has been validated in preclinical models and clinical studies in CF patients. With the advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care to the advancement of disease-modifying modulators that target CFTR gene mutations. We are taking advantage of the potential ability of our amplifiers to enhance clinical efficacy of potentiators and correctors to develop novel proprietary combinations.

Using our DRT technology platform to screen compounds against PTI-428 and our other amplifiers, we are designing and developing correctors and potentiators that are optimized to work more synergistically with our proprietary CFTR modulators than third-party CFTR modulators. For example, one of our proprietary potentiators, PTI-P271, has restored in vitro CFTR protein activity in cells homozygous for F508del in our Ussing Chamber assays to levels similar to those achieved by ivacaftor. One of our proprietary correctors, PTI-C1811, when combined with ivacaftor and one of our proprietary amplifiers, has demonstrated superior in vitro efficacy compared to a triple combination of lumacaftor, ivacaftor and the same proprietary amplifier, and appears to protect against the ivacaftor-induced destabilization of F508del-CFTR. In addition, we have shown that our corrector is synergistic in vitro with lumacaftor, likely due to a differentiated mechanism of action.

Our Product Candidate

We have also demonstrated that PTI-NC-733, a novel combination of PTI-428 together with a proprietary corrector and a proprietary potentiator, can achieve mechanistic synergy restoring in vitro CFTR protein activity to approximately 97% of normal in patient-derived HBE cells homozygous for F508del. Additionally, the combination of the corrector and potentiator in PTI-NC-733 has demonstrated superior in vitro efficacy compared to the combination of lumacaftor and ivacaftor. We anticipate that these findings will translate into a more clinically meaningful benefit to a broader set of mutation classes than those addressed by presently approved therapies and those under development.

We plan to complete a full preclinical safety and efficacy profile of PTI-NC-733, the first of our proprietary combination therapies, by the end of 2016, and, if our Phase 2 clinical trial results for PTI-428 are favorable, we plan to initiate a clinical program with such combination therapy in 2017 where we investigate the use of PTI-NC-733 in CF patients already receiving other CFTR modulator-based therapy, such as Orkambi, Kalydeco or PTI-428.

We believe PTI-NC-733 may command premium pricing as it will represent a new standalone therapy.

PTI-130 for the Treatment of COPD

We are using our DRT technology platform to independently explore the activity of other CFTR modulators in additional respiratory diseases.

Chronic obstructive pulmonary disease, or COPD, is a type of chronic lung disease characterized by poor airflow. The main symptoms include shortness of breath, cough, and sputum production. These symptoms are present for a prolonged period of time and typically worsen over time. People with COPD may be limited in their ability to work, exercise and perform routine activities.

COPD is a leading cause of morbidity and mortality worldwide and it is projected to be the third most common cause of death by 2030. It is estimated that in 2014 there were 44.5 million cases of COPD in the population aged 40 years and above in the United States, Japan, and five major European Union, or EU, markets (France, Germany, Italy, Spain, and the UK). The number of cases of COPD is expected to rise to 55.0 million by 2034 which is an overall growth of 24%. This increase will be due to population growth and the aging of the population.

In 2013, sales for COPD products were estimated to be $8.4 billion across the United States, Japan, and five major EU markets (France, Germany, Italy, Spain, and the UK). The market is predicted to grow in the period until 2022 with a positive compound annual growth rate, or CAGR, of 1.34%. In 2013, the market leaders were

Spiriva (tiotropium; Boehringer Ingelheim) and Advair (fluticasone/salmeterol; GlaxoSmithKline), which together were estimated to capture $3.5 billion and $1.8 billion of sales, respectively.

There is no known cure for COPD, but the symptoms are treatable and its progression can be delayed. The major goals of management are to reduce risk factors, manage stable COPD, prevent and treat acute exacerbations, and manage associated illnesses. The mainstays of drug therapy for symptomatic relief in stable COPD are bronchodilators. The bronchodilator agents most often used are ß2 agonists, anticholinergics, and theophylline. Long-acting ß2 agonists, or LABA, or long-acting muscarinic antagonists, or LAMA, with or without inhaled corticosteroids, or ICS, are often used in combination for those with moderate to severe COPD. Recently, anti-inflammatory drugs, such as PDE-4 inhibitors, have also been used for the treatment of severe COPD. Supplemental therapies, such as oxygen, pulmonary rehabilitation and physiotherapy, immunizations, nutrition and exercise also play an important role in the management of COPD.

However, no therapies definitively address mucus accumulation, which has been associated with lung function decline, exacerbation frequency, and early mortality. Experimental evidence also confirmed that cigarette smoking, a major risk factor for COPD, reduces CFTR activity and is causally related to reduced mucus transport in smokers due to inhibition of CFTR-dependent fluid transport. Accordingly, CFTR modulators have been suggested as a novel treatment strategy for the treatment of COPD given their ability to increase CFTR protein activity which could result in improved epithelial hydration and restoration of mucus formation to physiological levels.

Our product candidate PTI-130 is a novel small molecule amplifier that has been shown to enhance the function of normal and mutated CFTR in human CF patient-derived primary lung epithelial cell cultures in vitro. Although the specific molecular target of PTI-130 has not yet been elucidated, we have collected evidence to show that our drug candidate improves CFTR protein activity. We believe that PTI-130 could potentially be formulated for inhalation by means of commonly used inhalers and nebulizers. Furthermore, PTI-130 is potentially amenable for co-formulation with other agents as a combination product since the mechanism of action of PTI-130 could be complementary to drugs currently approved or in development.

PTI-130 is in advanced stages of preclinical development and has been tested in safety and toxicology studies in rodent and non-rodent species as an orally formulated product. Given that the majority of currently approved products or Phase III drug candidates for COPD are formulated for local delivery, we feel that in order to maximize the commercial potential of PTI-130, the compound should be re-formulated for administration with devices such as inhalers and nebulizers. We believe this new formulation and different route of administration will result in lower clinically efficacious doses and lower systemic exposure that will avoid any toxicology issues previously observed, but additional safety and toxicology studies will need to be completed on any new formulation of PTI-130 prior to IND submission. We plan to enter into one or more research, development and commercialization collaborations with biopharmaceutical companies that have capabilities in COPD development and access to compatible formulation and device technologies. Our objective is to enter into at least one such collaboration prior to IND submission for PTI-130.

Our Partnered Programs

The Usp14 Program

The Usp14 program is intended to enhance clearance of misfolded and damaged proteins, which is essential for maintaining normal protein homeostasis, or proteostasis, in cells. A number of neurodegenerative diseases are caused by the deficient clearance of aggregation-prone proteins, such as a-synuclein in Parkinson’s disease and p-tau in Alzheimer’s disease. The deficiency can result in the accumulation of damaged or misfolded aggregation-prone proteins, which can lead to loss of cell function and cell death. Prior research has shown that the inhibition of Usp14 can increase the clearance of such proteins. In December 2013, we entered into a worldwide research, development, and commercialization collaboration with Biogen around the Usp14 program.

See “—Licenses—Biogen Agreement.” In July 2014, we announced the achievement of our initial preclinical milestone. Our Usp14 program continues to seek orally available, potent, selective and brain-penetrant inhibitors of Usp14 as candidates for evaluation in the safety assessment studies required for transition to the clinic. We are aware of one commercial company that has a compound for which Usp14 is one of several proposed targets. That compound is currently in early clinical development for potential applications in oncology. See “—Competition.”

The UPR Program

The unfolded protein response, or UPR, program is focused on developing therapies that modulate the cellular processes activated when proteins do not fold properly and is directed toward developing treatments for diseases caused by defects in protein folding, trafficking and clearance, which include neural and retinal degenerative disorders. The ER is an organelle in the cell that is important in biosynthesis and folding of proteins. Only properly folded and functional proteins are trafficked out from the ER. Misfolded, poorly functional proteins remain in the ER and are targeted for clearance. When misfolded proteins accumulate in the ER, the folding, trafficking and clearance capacity of the cell is increased through the activation of the UPR, and protein synthesis is arrested through activation of the protein kinase RNA-like ER kinase, or PERK, receptor. Nonclinical studies have shown that a selective pharmacologic activation of the UPR without activating the PERK pathway has improved the stress response and restored cellular function, suggesting that this process can be beneficial as a potential novel disease-modifying therapy for multiple diseases with high unmet medical needs.

In November 2014, we announced our collaboration with Astellas to research, develop and commercialize therapies targeting UPR. See “—Licenses—Astellas Agreement.” By specific activation of the UPR, we aim to better fold and export mutant proteins out of the ER and reduce the accumulation of misfolded aggregation-prone proteins. We are presently using our DRT technology platform to identify selective UPR activators. Preclinical evidence suggests that selectively activating the UPR could have therapeutic benefit in patients in a variety of diseases. As of today, the vast majority of drug discovery and development efforts are focused on the therapy of cancer with molecules inhibiting specific elements of the UPR. See “—Competition.”

Our DRT Technology Platform

We were founded around our unique and comprehensive expertise regarding the proteostasis network, which comprises pathways and cellular processes that control protein biosynthesis, folding, trafficking and clearance within a cell. Many diseases appear to be caused by an imbalance in the proteostasis network, including loss-of-function diseases, such as CF, and gain-of-toxic-function diseases, such as Alzheimer’s and Parkinson’s diseases. The decreased ability of the proteostasis network to cope with misfolded proteins from inherited gene mutations, aging, and metabolic or environmental stress appears to trigger or exacerbate proteostasis diseases.

The proteostasis network is comprised of a number of integrated pathways totaling more than 1,000 proteins. A natural way to address this complex, interrelated network of pathways and proteins is through phenotypic screening where a desirable change in the cellular phenotype is monitored. A phenotypic screen is often viewed as more physiologically relevant and less artificial than a target-based screen, since it relies on cells with a native cellular environment close to the disease state, unlike other widely used approaches such as target-based assays that are based on genetically modified cells or artificial systems. For example, in CF screens, the change in phenotype is a functional readout for an increased ability of mutant CFTR protein to transport ions across the membranes of HBE cells from CF patients.

We have developed and validated a phenotypic drug screening approach that is based on the use of highly predictive and functionally pertinent cellular assays. Our DRT technology platform is an integral part of our drug discovery and development approach used to discover compounds for other loss-of-function and gain-of-toxic-function diseases. We believe our DRT technology platform allows us to identify drug candidates with optimal pharmacological profiles to restore the proteostasis imbalance in the cell and thus address the cause of the disease. Our approach makes it also possible to identify active compounds that modulate a disease phenotype by acting on previously undescribed targets.

We have assembled a proprietary library of 150,000 highly curated compounds. These compounds have physicochemical properties optimized to have oral bioavailability, wide structural diversity and novelty. We have performed extensive filtering in order to remove potentially toxic and other unwanted structural characteristics.

As part of the DRT technology platform, we perform a transcriptional analysis of our hit compounds in order to group them into similar modes of action and filter away compounds that activate undesired pathways. The most promising hits are then further optimized using medicinal chemistry, which includes pharmacophore and quantum chemical modeling.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Many of these potential competitors have significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products and have substantially greater financial, technical and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for therapies and achieving widespread market acceptance more quickly than we will. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. See “Risk Factors—Risks Relating to Commercialization of Our Product Candidates.”

A number of companies are seeking to identify and develop drug candidates for the treatment of CF, including Vertex Pharmaceuticals Incorporated, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., Nivalis Therapeutics, Inc., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Ampliphi Biosciences Corporation, Pfizer Inc., Parion Sciences, Inc., Genzyme Corporation, Bayer AG, Concert Pharmaceuticals Inc., Shire and several other companies. Of these, Vertex’s Kalydeco and Orkambi are the only drugs approved to treat an underlying cause of CF, rather than the symptoms.

A number of companies are seeking to identify and develop drug candidates for the treatment of various neurodegenerative disorders that could compete with the Usp14 program, including large biopharmaceutical companies, such as Merck & Co. Inc., Eli Lilly and Company, AstraZeneca PLC, Biogen, Roche Holding AG and Takeda Pharmaceutical Company Limited.

Other companies, such as Genentech (a subsidiary of Roche Holding AG), are evaluating other de-ubiquitinating enzymes as targets in Parkinson’s disease. While recent research on these targets has been promising, information on the development of small molecule drug candidates for such targets is not yet publicly available.

A number of companies are active in drug discovery and development for the treatment of diseases caused by protein misfolding by pursuing various pathways that regulate the fate of a misfolded protein within a cell. Such companies could be competitive with the UPR program and include, but are not limited to, Forma Therapeutics, Inc., Mission Therapeutics Ltd, Treventis Corporation, Arvinas, Inc., Progenra, Inc. and Proteologics Ltd.

A number of companies are seeking to identify and develop novel drug candidates for the treatment of COPD. Companies with late-stage clinical trials include Boehringer Ingelheim, Orion Corporation, AstraZeneca, GlaxoSmithKline, Novartis AG and Chiesi Farmaceutici. The majority of currently approved and late-stage products are formulated as inhaled drugs.

Intellectual Property

Our owned patent applications relate to our amplifiers and correctors and include patent applications directed to new compositions of matter and to methods of treating CF, including combination therapies with existing CFTR modulators.

As of December 31, 2015, we own one Patent Cooperation Treaty patent application, and two pending U.S. provisional patent application families and we intend to seek patent protection in the U.S. and in selected jurisdictions worldwide for composition of matter, methods of use, and combination therapies relating to our lead candidate, PTI-428. If we continue to pursue protection, and if any patents issue based on these applications, we expect such patents, if issued, to expire between 2035 and 2036. We also own one pending U.S. patent application and foreign counterpart applications, and five Patent Cooperation Treaty patent applications, all of which generally relate to other compounds in our CF program.

As of December 31, 2015, we own one Patent Cooperation Treaty patent application and two pending U.S. provisional patent application families and we intend to seek patent protection in the U.S. and in selected jurisdictions worldwide for composition of matter and methods of use relating to our product candidate, PTI-130, for COPD. If we continue to pursue protection, and if any patents issue based on these applications, we expect such patents, if issued, to expire between 2035 and 2036.

As of December 31, 2015, we own one pending U.S. provisional patent application relating to new correctors. If we continue to pursue protection, and if any patents issue based on this application, we expect such patents to expire in 2036.

With respect to our DRT technology platform, we primarily rely on trade secrets and know-how to protect the proprietary nature of our platform. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Licenses

CFFT Agreement

In March 2012, we entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, pursuant to which we have collaborated to research, develop and commercialize products for the treatment of CF, non-classical CF, and other pulmonary diseases in the United States or in the European Union. Under this agreement, CFFT provided financial support and continues to provide consultation and advice and certain research material and know-how for our research program.

We expect to make milestone payments based on PTI-428 and PTI-130, if approved, and may need to make additional payments for our other product candidates in CF, if approved. We have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. In the event of a change of control of our company, CFFT will receive certain payments, depending on the timing of the change of control and the size of the transaction.

We have the exclusive right to develop, commercialize, market, sell and distribute products worldwide. All joint technology from of the research program is jointly owned by the parties, but we have a license from CFFT for all CFFT-owned inventions and patents and in the joint inventions and joint patents arising from the collaboration for all purposes. We control and cover the costs of the preparation, prosecution and maintenance and enforcement of all of our patents, CFFT-owned patents and joint patents, but CFFT is able to use compounds for non-commercial research purposes in the field of treatment of CF, non-classical CF, and other pulmonary diseases.

The agreement will expire when there are no longer any payment obligations, unless terminated earlier. Each party may terminate for an uncured material breach of any material covenants or obligations or if any representation or warranty is materially untrue as of the date made and uncured after 30 days from notice. CFFT may also terminate if a case or proceeding under the bankruptcy laws is filed against our company and not dismissed within 60 days, or if we file for insolvency, reorganization, receivership, dissolution or liquidation of our company.

If at any time prior to the first commercial sale, we cease to use commercially reasonable efforts to develop or commercialize any product in the field of treatment of CF, non-classical CF, and other pulmonary diseases, for a continuous period of 180 consecutive days, and fail to present a reasonable plan to resume commercially reasonable efforts, we will grant to CFFT an irrevocable, exclusive worldwide interruption license under all of our interest in the research plan technology to exploit such product, and CFFT will assume all costs and expenses relating to the prosecution, maintenance and enforcement of all joint patents and patents covering such product. Any third-party license granted by us shall be subject to such interruption license.

Harvard Agreement

In December 2013, we amended and restated an existing license agreement signed on March 29, 2011 with the President and Fellows of Harvard College, or Harvard, in order to enter into a sublicense agreement with Biogen, or the Usp14 agreement, to further develop and commercialize certain products under the Usp14 agreement and to retain the services of consultants Drs. Daniel Finley and Randall King for such purpose.

We have worldwide, royalty-bearing licenses to certain technology and small molecule compounds related to Usp14 that are exclusive with respect to the composition of matter and non-screening method claims and certain related technology transfer materials and are non-exclusive with respect to the screening method claims. The licenses include the rights to develop, make, have made, offer to sell, sell, have sold and import products in the diagnosis, treatment or prevention of disease in humans or animals, but Harvard retains for itself and other non-profit research organizations the right to practice for research and education. Under the restated agreement, we and our affiliates and sublicensees may further sublicense our rights.

All joint inventions created under the agreement will be jointly owned, but all consulting inventions will be owned solely by Harvard. Harvard is responsible for the prosecution and maintenance of all Harvard patent rights and we will reimburse Harvard for all documented, out-of-pocket expenses incurred. We are responsible for the prosecution and maintenance and protection of all joint patent rights and have the right, but not the obligation, to enforce any intellectual property developed under this agreement.

We must use commercially reasonable efforts to develop, introduce and market licensed products and achieve certain development milestones specified in the development plan. We also agree to use commercially reasonable efforts to provide patients in developing countries with reasonable access to the licensed products. Additionally, if a third party proposes to develop a product for an alternative indication and we cannot agree on a new development plan with Harvard for such indication or fail to enter into a sublicense to allow such third party to develop the indication, Harvard may terminate or convert our license into a non-exclusive license to the extent needed to allow such third party to develop and distribute such alternative indication product.

In connection with the license, we paid a license fee and issued shares of our common stock. We are subject to annual license maintenance fees and have agreed to make future milestone payments of up to $3.5 million upon achieving specified development and clinical milestones and up to $6.0 million upon achieving specified commercialization milestones. If we do not exercise our co-development option under the Biogen collaboration agreement, the future development and clinical milestone payments we will owe under the Harvard license agreement increase to up to $15.4 million and the future commercialization milestone payments increase to up to $103.5 million. We have also agreed to pay Harvard tiered royalties, at rates in the single-digit percentages, on annual net sales, subject to adjustments under the Usp14 agreement with Biogen. We may offset royalties for third-party intellectual property necessary for the development and commercialization of licensed products. We are also required to pay a percentage of sublicensing revenue and upon achievement of certain sublicensing milestones.

The agreement shall expire upon the expiration of the last to expire valid claim, which will vary on a country-by-country basis, but upon expiration, the licenses granted to us shall survive such expiration as perpetual, fully paid up licenses. Either party may terminate for an uncured material breach, which includes our failure to achieve development milestones. Harvard may also terminate for our failure to maintain liability insurance or for bankruptcy. Upon termination, sublicensees that are not then in breach of their sublicense agreement may have the right to obtain a license from Harvard directly on the same terms and conditions.

Biogen Agreement

In December 2013, we entered into a collaboration and license agreement, or the Usp14 agreement, with Biogen, where we collaborate to research, develop and commercialize licensed products to attack toxic proteins implicated in the development of Alzheimer’s and Parkinson’s diseases. Under the collaboration, Biogen will have the exclusive right to manufacture, and we will have the option to co-commercialize, any products developed under the collaboration. Biogen will, and cause any sublicensees to, and we will, to the extent we have rights to co-commercialize, use all commercially reasonable efforts to commercialize any developed products in each major market where it receives regulatory approval.

In connection with the collaboration, we received an initial upfront payment, along with an equity investment, from Biogen. We are eligible for annual research funding support, subject to any co-development rights we may obtain or any third-party license fees we pay or need to pay. So long as the collaboration continues, we are entitled to certain research, development and sales milestone payments that could result in total payments of up to approximately $200 million, as well as tiered royalties ranging in the mid single-digit percentages. In July 2014, we announced the achievement of an initial preclinical milestone for which we received a milestone payment of $2.0 million.

Both parties will jointly own all joint collaboration technology, but Biogen will be responsible for the prosecution and maintenance of all joint collaboration patent rights. Biogen will have the right of first negotiation for a license under any intellectual property necessary or useful in the collaboration that is developed or controlled by us and, at Biogen’s request, we will transfer to Biogen the rights and responsibility for the prosecution and maintenance of all compound-related patents once a development candidate is designated.

The agreement will remain in effect until the end of the royalty term, which will vary on a country-by-country basis, ending on the later of (a) ten years following the first commercial sale of a sole licensed product in such country, (b) the expiration of the last valid claim covering such sole licensed product in such country, or (c) the expiration of the data protection period for such sole licensed product, unless terminated earlier. Upon expiration, but not termination of the collaboration and license agreement, the licenses granted will become fully-paid up and perpetual with the right to grant unlimited sublicenses.

Biogen may terminate the Usp14 agreement at any time if certain milestones have not been met within a specified period of time, and following completion of the research term, by providing sixty days’ written notice. Either party may terminate the agreement in the event the other party is bankrupt or materially breaches the agreement, and that breach remains uncured within sixty days. Further, upon a change of control or a sale of a program, Biogen will have a right of first negotiation to purchase such controlling interest in our company, or to purchase the applicable assets in a program sale.

Astellas Agreement

In November 2014, we entered into a collaboration and license agreement with Astellas Pharma Inc., or Astellas, to develop cell assays for high throughput screening, and to identify, develop and commercialize drug candidates relating to the unfolded protein response pathway.

Astellas will develop and have full control over, at its sole cost and expense, the commercialization of each licensed product. If we elect to co-develop a product candidate, we will be responsible for a percentage of the co-development costs for such development compound. We will also have the opportunity to co-promote licensed products with Astellas in the United States on a fee-for-service basis.

In connection with the collaboration, we received an initial upfront investment from Astellas. We are entitled to certain research, development and sales milestone payments that could result in total payments of up to approximately $400 million, as well as royalties ranging in the mid single-digit to low double-digit percentages, subject to any third-party license fees we pay or need to pay. In addition, Astellas had the right to specify two additional projects to be conducted under the same terms, which, if it fully exercised this right, would bring the total potential payments under the collaboration to $1.2 billion. This right had not been exercised by Astellas as of November 30, 2015 and was initially set to lapse on May 4, 2015. Astellas has requested, and we have agreed, to extend the exercise period for this right through November 4, 2016.

We will jointly own any collaboration technology and all intellectual property rights therein and will be jointly responsible for the prosecution and maintenance (including costs) of all collaboration patent rights, provided that our company will have final decision making authority until the time a development candidate is designated.

The collaboration and license agreement will remain in effect until the end of the royalty term, which will vary on a country-by-country basis, ending on the later of (a) 11 years following the first commercial sale of a licensed product in such country, (b) the expiration of the last valid claim covering such licensed product in such country, or (c) the expiration of the data protection period for such licensed product, unless terminated earlier. Upon expiration, but not termination, the development and commercialization license will become fully-paid up and perpetual. Astellas may terminate the agreement at any time following completion of the research term on a licensed product-by-licensed product and a country-by-country basis, or terminate the agreement in its entirety, by providing written notice to us. Astellas may also terminate on a project-by-project basis upon 20 days’ to six months’ notice, depending on the phase of research in progress. Either party may terminate for a material breach by the other party which is uncured within 60 days or for bankruptcy of the other party. If Astellas challenges a patent right or collaboration patent right of ours, we may terminate the agreement upon written notice to Astellas.

Upon a termination of the agreement other than by Astellas for cause, Astellas will grant to us a reverted product license, assign regulatory and clinical data and agreements with third parties that relate exclusively to reverted products and provide commercially reasonable assistance to permit us to develop or commercialize such reverted products in their reverted territory.

Government Regulation

Government authorities in the United States at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing.

A number of different regulatory agencies may be involved, depending on the product at issue, and the type and stage of activity. These include the FDA, the Drug Enforcement Administration, or DEA, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, state controlled substance agencies and more.

U.S. Government Regulation

Drug Development Process

In the United States, the FDA is a primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and other compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval, may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal or restriction of an approval; imposition of a clinical hold or other limitation on research; Warning Letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, or civil or criminal payments or penalties.

The process required before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal trials and formulation trials conducted according to Good Laboratory Practice, or GLP, requirements, animal welfare laws and other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials, meaning trials in human subjects, may begin in the United States, obtaining similar authorizations in other jurisdictions where clinical research will be conducted and maintaining these authorizations on a continuing basis throughout the time that trials are performed and new data are collected;

•	performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, requirements to demonstrate whether a proposed drug is safe and effective for its intended use;

•	preparation and submission to the FDA of a marketing authorization application, such as a new drug application, or NDA, and submitting similar marketing authorization applications in other jurisdictions where commercialization will be pursued;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	FDA review and approval of the NDA or other marketing authorization application; and

•	The development, testing and approval process requires substantial time, effort and financial resources and bears significant inherent risk that the individual products will not exhibit the relevant safety, effectiveness, or quality characteristics. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The drug initially is introduced into a small number of patients or human volunteers and information is collected pertaining to the drug’s safety, dosage tolerance, absorption, metabolism, distribution and elimination. These trials are designed to determine the metabolism and pharmacologic actions, side effects with increasing doses and if possible, early evidence of effectiveness.

•	Phase 2. Clinical trials include controlled clinical studies initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study, and to determine common short-term side effects and risks associated with the drug.

•	Phase 3. Clinical trials are expanded and controlled trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk profile of the drug candidate and provide an adequate basis for physician labeling and regulatory approval.

Progress reports related to clinical trials must be submitted at least annually to the FDA and participating institutional review boards, and more frequent safety reports must be submitted to the FDA and to investigators for serious and unexpected suspected adverse events, and certain other purposes. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an institutional review board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients.

We estimate that it generally takes 10 to 15 years, or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United States. Several years may be needed to complete each phase, including discovery, preclinical, Phase 1, 2 or 3, or marketing authorization.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 testing, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. A plan for pediatric assessment also must be discussed at the end of the Phase 2 meeting. Concurrent with clinical trials, companies usually complete additional animal trials and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway.

Disclosure of Clinical Trial Information

Sponsors of clinical trials (other than Phase 1 trials) of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials may be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval could in the future be required to be disclosed. In addition, publication policies of major medical journals mandate certain registration and disclosures as a pre-condition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

New Drug Application Review and Approval Processes

The results of drug candidate development, preclinical trials and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug candidate, proposed labeling and other relevant information are submitted to the FDA as part of a new drug application, or NDA, requesting approval to market the drug candidate. The submission of an NDA is subject to the payment of a substantial user fee, and the sponsor of an approved NDA is also subject to annual product and establishment user fees; a waiver of fees may be obtained under limited circumstances.

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under PDUFA, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2016, the user fee for each NDA application requiring clinical data is $2,374,200. PDUFA also imposes an annual product fee for drugs ($114,450), and an annual establishment fee ($585,200) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews each NDA to ensure that it is sufficiently complete for substantive review before it may be filed. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and indication for use, including use of a drug as a combination therapy, and whether its manufacturing is cGMP-compliant to assure and preserve the drug candidate’s identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee consisting of a panel of external experts for review and recommendation as to whether the NDA should be approved and under what conditions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the active ingredient and the formulated drug candidate are manufactured and tested.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable criteria are not satisfied, or it may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a Complete Response Letter if the agency decides not to approve the NDA in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the Complete Response Letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a product receives regulatory approval, the approval may be limited to specific diseases, dosages, or indications for use, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval trials, including Phase 4 clinical trials, to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has various programs, including fast track, priority review, accelerated approval, and breakthrough therapy designation, that are intended to increase agency interactions, expedite or facilitate the process for reviewing drug candidates, and/or provide for initial approval on the basis of surrogate endpoints. We believe that PTI-428 and PTI-130 may qualify for some of these expedited development and review programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification.

In January 2016, we received Fast Track designation from the FDA for the investigation of PTI-428 for the treatment of CF. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Failure to conduct required post-approval trials, or the inability to confirm a clinical benefit during post-marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, the FDA presently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act of 2012 also amended the FDCA to require FDA to expedite the development and review of a breakthrough therapy. A drug can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather nonclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to-date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for the approved indications and in accordance with the approved label; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections for compliance with cGMPs and other laws. FDA and state inspections may identify compliance issues at manufacturing that may disrupt production or distribution or may require substantial resources to correct.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market, such as adverse events, the existence or severity of which was unknown when the product was approved. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties.

From time to time, new legislation is enacted that changes the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition, FDA regulations and guidance may be revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or regulatory or policy changes will occur or be implemented and what the impact of such changes, if any, may be.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents, if issued, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60 day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

In the future, we may apply for patent term restoration for some of our presently owned patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by the FDA either alone or in combination. For a new chemical entity that was issued orphan drug designation, the FDCA provides marketing exclusivity for the “same drug” and “same indication” for a period of seven years. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the compound responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical trials and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Information and Exclusivity

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Recently, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that cost of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

The Orphan Products Grants Program in the FDA’s Office of Orphan Products Development, with an annual budget of approximately $14.0 million, supports clinical development of products including drugs, biologics, medical devices and medical foods for use in rare diseases and conditions where no therapy exists or where the proposed product will be superior to the existing therapy. This program provides grants for clinical studies on safety and/or effectiveness that will either result in, or substantially contribute to, market approval of these products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or reviewing courts in ways that may significantly affect our business and development of our product candidates and any products that we may commercialize. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of any such changes may be. Federal budget uncertainties or spending reductions may reduce the capabilities of the FDA, extend the duration of required regulatory reviews, and reduce the availability of clinical research grants.

As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in the European Union enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Even if the FDA approves NDAs for our drug candidates, sales of our products will depend, in part, on the availability of coverage and reimbursement by third-party payors, such as government health programs, commercial or private insurance, and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

European Union

In Europe and many other foreign countries, the success of our drug candidates we may develop depends largely on obtaining and maintaining government reimbursement, because in many foreign countries patients are unlikely to use prescription pharmaceutical products that are not reimbursed by their governments. Negotiating reimbursement rates in foreign countries can delay the commercialization of a pharmaceutical product and generally results in a reimbursement rate that is lower than the net price that companies can obtain for the same product in the United States.

In some countries, such as Germany, commercial sales of a product can begin while the reimbursement rate that a company will receive in future periods is under discussion. In other countries, a company must complete the reimbursement discussions prior to the commencement of commercial sales of the pharmaceutical product. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of drugs for which their national health insurance systems provide reimbursement and to control the prices of drugs for human use. A member state may approve a specific price for the drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug on the market. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the biopharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. The Centers for Medicare and Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•	Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•	Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	As part of efforts to further transparency of payments made by pharmaceutical companies to physicians, PPACA required manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to begin reporting this information to CMS beginning in 2014. Annual reporting is required and records of payments are publicly available for review on the CMS website.

•	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	PPACA created the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Anti-kickback Laws

U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including CMS, the Department of Justice, and the Office of Inspector General for the U.S. Department of Health and Human Services, or HHS, and various state agencies. These anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare and biopharmaceutical industry. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

The penalties for violating the anti-kickback laws can be severe. The sanctions include criminal and civil penalties, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the federal anti-kickback laws, and some apply to items and services reimbursable by any payor, including third-party payors.

Federal and State Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment under federal programs (including Medicare and Medicaid). Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Although we would not submit claims directly to government payors, manufacturers can be held liable under the False Claims Act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law.

Provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. The number of filings under these provisions has increased significantly in recent years. Conduct that violates the False Claims Act may also lead to exclusion from the federal healthcare programs. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payers.

Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

There are numerous federal and state laws protecting the privacy and security of protected health information. Additionally, a number of related crimes can be prosecuted related to healthcare fraud, false statements relating to healthcare matters, theft or embezzlement in connection with a health benefit program, and obstruction of criminal investigation of healthcare offenses. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including a private insurer. Violation of any of these laws is a felony and may result in fines or exclusion from the federal healthcare programs.

Physician Payment Sunshine Act

The Physician Payment Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS any and all financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act.

Other Regulations

In addition to the statutes and regulations described above, we also are subject to regulation in the United States under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, local and foreign statutes and regulations, now or hereafter in effect.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials, distribution, and future commercial sales of our products. Whether or not we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegeneration, or diabetes and optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether or not to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Employees

As of March 30, 2016, we employed 42 full-time employees, including 34 in research and development and 8 in general and administrative, and one part-time employee. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Corporate and Available Information

We were incorporated in Delaware on December 13, 2006 under the name Proteoguard, Inc. and subsequently changed our name to Proteostasis Therapeutics, Inc. on September 17, 2007. Our principal executive offices are located at 200 Technology Square, 4th Floor, Cambridge, Massachusetts 02139, and our telephone number is (617) 225-0096. Our website address is www.proteostasis.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information contained in, or that can be accessed through, our website as part of this report.

This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Except where the context requires otherwise, the terms “Company,” “Proteostasis,” “PTI,” “we,” “us” and “our” used in this report refer to Proteostasis Therapeutics, Inc.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, or this report, including our financial statements and related notes, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this report.

Risks Relating to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug development company focused primarily on developing our lead product candidate, PTI-428, for the treatment of CF. We have incurred significant net losses in each year since our inception, including a net loss of $25.0 million, $15.8 million and $15.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $120.2 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	initiate the clinical development of our lead product candidate, PTI-428, for the treatment of CF;

•	seek to obtain regulatory approvals for PTI-428;

•	prepare for the clinical trials and potential commercialization of PTI-428;

•	scale up contracted manufacturing processes and quantities to prepare for clinical trials and the commercialization of PTI-428 for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-428 for any indications for which we may receive regulatory approval;

•	establish an infrastructure for the sales, marketing and distribution of PTI-428 for any indications for which we may receive regulatory approval;

•	continue preclinical development of our product candidate PTI-130 for the treatment of COPD;

•	expand our research and development activities and advance the discovery and development programs for other product candidates, including novel combination solutions comprised of our own amplifiers, correctors and potentiators;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our clinical development and commercialization efforts and operations as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining and maintaining regulatory approval for these product candidates, and manufacturing, marketing and selling those products. We are only in the preliminary stages of these activities.

None of our product candidates have been approved or commercialized. We may never succeed in obtaining regulatory approval for or commercializing any of our product candidates. If our product candidates are not approved or commercialized, if any products that do receive regulatory approvals later show unanticipated properties (for example, unexpected safety issues), or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, as well as the regulatory approval of product candidates under development by third parties that our product candidates will depend on.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate. Our PTI-428 development program is currently focused on demonstrating the clinical benefit of our amplifier for CF patients. If PTI-428 is approved, it may be approved for co-administration with ivacaftor and lumacaftor. We do not anticipate generating revenues from sales of PTI-428 or any product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•	Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor, the reimbursement of their cost to CF patients by insurers and their overall success on the market;

•	the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor that we desire to test for administration with PTI-428;

•	obtaining favorable results for and advancing the development of PTI-428, including successfully initiating and completing our clinical trials;

•	obtaining regulatory approval in the United States of PTI-428 for CF and equivalent foreign regulatory approvals;

•	launching and commercializing PTI-428, including building a production infrastructure and a sales force, and collaborating with third parties;

•	achieving broad market acceptance of PTI-428 in the medical community and with third-party payors; and

•	generating a pipeline of product candidates other than PTI-428, such as PTI-130 for the treatment of COPD and novel combination solutions comprised of our own CFTR modulators.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the data necessary to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of any product candidate is delayed. In particular, if we are required by the U.S. Food and Drug Administration, or FDA, and comparable regulatory authorities in other countries to perform studies or trials in addition to those that we currently expect to undertake, we would likely incur higher costs than we anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs in connection with commercialization. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved product candidates, or that we will achieve or maintain profitability even if we do generate sales.

We will require additional capital to fund our operations. If we fail to obtain additional capital, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms our rights to technologies or product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs for PTI-428 and our other product candidates.

In February 2016, we received net proceeds from the sale of shares of our common stock upon completion of our initial public offering of approximately $42.7 million at an initial public offering price of $8.00 after deducting underwriting discounts and commissions and offering expenses payable by us. Based upon our current operating plan, we believe that the net proceeds we received from our initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through at least March 31, 2017. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than PTI-428 or if we need to obtain regulatory approval for PTI-428 for administration with drugs other than ivacaftor and lumacaftor. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including PTI-428. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates, including PTI-428;

•	seek corporate partners for PTI-428, or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing our development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on terms unfavorable to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs primarily through the sale of equity securities, debt financings and government and foundation grants. We may also seek to raise capital through third-party collaborations, strategic alliances and similar arrangements. We currently do not have any committed external source of funds.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were formed and began operations in December 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We are currently in preclinical and clinical development for PTI-130 and PTI-428, respectively. We have not obtained regulatory approval for any of our product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, more experience with clinical development or approved products on the market.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2015, we had federal and state net operating loss carryforwards of $102.1 million and $88.6 million, respectively, which may be available to offset future taxable income and begin to expire in 2026 and 2030, respectively. As of December 31, 2015, we also had federal and state research and development tax credit carryforwards of $3.6 million and $2.2 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2027 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income and tax, respectively. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

We depend almost entirely on the success of our lead product candidate, PTI-428, which is currently in early clinical development. We cannot be certain that we will be able to initiate clinical trials for, successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-428.

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in early clinical development. Our IND for PTI-428 became effective in December 2015, and we plan to initiate our Phase 1 clinical trial in the first quarter of 2016.

Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of PTI-428, and it will require additional preclinical testing and substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-428 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we raised in our initial public offering. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-428 or any of our other product candidates will be successfully developed or commercialized.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for PTI-428 or our other product candidates, our business will be substantially harmed.

We are not permitted to market PTI-428 or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as a proof of concept study and Phase 1, Phase 2 and Phase 3 clinical trials. We have not yet commenced our clinical program or exposed any humans to PTI-428 or any of our other product candidates.

Successfully initiating and completing our clinical program and obtaining approval of an NDA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulatory authorities may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;

•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA or the EMA may require that we conduct additional clinical trials;

•	the FDA or the EMA or other applicable foreign regulatory agencies may not approve the formulation, labeling or specifications of PTI-428 or our other product candidates;

•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that PTI-428’s and our product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA or the EMA may disagree with our interpretation of data from our preclinical studies and clinical trials, including our characterization of observed toxicities;

•	the FDA or the EMA may not accept data generated at our clinical trial sites;

•	if our NDAs or MAAs, if and when submitted, are reviewed by the FDA or the EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend that the FDA or the EMA, as applicable, require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

•	the FDA, the EMA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA or the EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market PTI-428 or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

In addition to the United States and the European Union, we intend to market our product candidates, if approved, in other international markets. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country-to-country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA or EMA approval. In addition, in many countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA or the EMA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA or the EMA. The regulatory approval process in other international markets may include all of the risks associated with obtaining FDA or EMA approval.

Our lead product candidate, PTI-428, is designed to be administered with other CF therapies. Developing product candidates for administration with other therapies may lead to unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label. Such other therapies could also be removed from the market and result in significant negative consequences.

We plan to study our lead product candidate in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We anticipate that if our product candidate is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market and thus be unavailable for testing or commercial use with any of our approved products. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our planned clinical trials or ongoing preclinical studies of PTI-428 as a combination therapy administered with ivacaftor and lumacaftor regarding the safety or efficacy of this combination are not favorable, the FDA and comparable foreign regulatory authorities may not approve this combination therapy and we may be forced to delay or terminate the development of this combination therapy, which would materially harm our business. Further, even if we gain marketing approvals for this combination therapy from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that this combination therapy will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for this combination therapy, or the market acceptance of this combination therapy, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

Failures or delays in the commencement or completion of our future clinical trials of PTI-428 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

If the FDA requires us to complete additional studies beyond what we currently expect, we may not commence, or may be delayed in commencing, clinical trials for PTI-428. Moreover, successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428 in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials;

•	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site or sites;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, risks included in the signed informed consent required by each study participant, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;

•	reports from preclinical or clinical testing of other similar therapies that raise safety or efficacy concerns; or

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to lack of efficacy, side effects, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities or the IRBs at the sites where the IRBs are overseeing a clinical trial, a data safety monitoring board, or DSMB, which may recommend that the sponsor suspend or terminate a trial, due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA, the EMA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing toxicology studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

Positive results from preclinical or in vitro and in vivo testing of PTI-428 are not necessarily predictive of the results of future clinical trials of PTI-428. If we cannot achieve positive results in our clinical trials for PTI-428, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428.

Positive results from our preclinical testing of PTI-428 in vitro and in vivo may not necessarily be predictive of the results from our planned clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428, may face similar setbacks. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of PTI-428, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects would be materially adversely affected.

Even if we obtain positive clinical results for PTI-428 in early-stage clinical trials, those positive results may not be repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of our product candidates, including PTI-428, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not commenced any clinical trials. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of PTI-428 in the United States. Similar requirements apply in the European Union and other foreign jurisdictions. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

Negative or inconclusive results of our clinical trial of PTI-428, or any other clinical trial we conduct, could mandate repeated or additional clinical studies. We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market PTI-428 or our other product candidates. Even if early-stage clinical results are favorable, if later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including PTI-428, may be adversely impacted.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the clinical development of PTI-428, results of our clinical trials could reveal an unacceptable severity and prevalence of this or other side effects. For example, in preclinical testing of PTI-428 and PTI-130 we observed reduced platelet counts in the animals we tested following administration of these compounds at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Additionally if one or more of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product or impose restrictions on its distribution in a form of a modified risk evaluation and mitigation strategy;

•	regulatory authorities may require additional labeling, such as warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we cannot demonstrate an acceptable toxicity profile for our product candidates in our clinical studies, we will not be able to continue our clinical trials or obtain approval for our product candidates.

In order to obtain approval of a product candidate, we must demonstrate safety in various nonclinical and clinical tests. At the time of initiating human clinical trials, we may not have conducted or may not conduct the types of nonclinical testing ultimately required by regulatory authorities, or future nonclinical tests may indicate that our product candidates are not safe for use. Nonclinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes. For example, results of an earlier laboratory study of PTI-130 in non-rodent species suggested potential hematologic and reproductive toxicology issues that we believe are specific to the non-rodent species. While we intend to develop a different formulation and route of administration designed to avoid such issues, we cannot predict whether future safety and toxicology studies may produce these same problems or cause other undesirable effects. We also observed certain undesired hematological (including reduced platelet count) side effects in animals dosed at levels of PTI-428 that are higher than those intended for our clinical studies. We plan to complete additional toxicity studies of reproductive toxicity, carcinogenicity and long-term side effects prior to or concurrent with any Phase 3 clinical trials of our product candidates, and we cannot exclude the possible occurrence of these or other side effects in future nonclinical or clinical studies. In addition, success in initial tests do not ensure that later testing will be successful. We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical and nonclinical testing may produce inconclusive or negative safety results, which may require us to conduct additional nonclinical testing or to abandon product candidates;

•	our product candidates may have unfavorable pharmacology or toxicity characteristics;

•	our product candidates may cause undesirable side effects; and

•	the FDA or other regulatory authorities may determine that additional safety testing is required.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

PTI-428 is based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval, or personnel issues that may keep us from being able to develop our product candidates.

Our product candidates are based on our novel amplifier technology. We are not aware of other drugs that work in a manner that we believe our amplifier technology does. There can be no assurance that development problems related to our novel technology will not arise in the future that cause significant delays or that we are not able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive and take longer than other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. There are no other amplifiers in clinical development and none have been approved to date. The novelty of our technology may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies or characterization that may be difficult or impossible to perform.

In addition, if we are unable to hire and retain the necessary personnel, the rate and success at which we can develop and commercialize product candidates will be limited. Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from PTI-428 or any of our other product candidates.

We cannot commercialize our product candidates, including PTI-428, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for PTI-428 or our other product candidates at all. Additional delays may result if PTI-428 or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including PTI-428.

Even if we obtain regulatory approval for PTI-428 and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including PTI-428, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, including Phase 4 clinical trials. For example, the labeling, if approved for our product candidates, including PTI-428, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

PTI-428 and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications described in the

NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice, or cGMP, requirements and adherence to commitments made in the NDA. If we, or a regulatory agency, discover previously unknown problems with a product, such as quality issues or adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of our product candidate, a regulatory agency may:

•	issue an untitled or warning letter asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending NDA or supplements to an NDA submitted by us; or

•	recall and/or seize product.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize PTI-428 and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for PTI-428 or any of our other product candidates in the United States, we may never obtain approval for or commercialize PTI-428 or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

If we are not able to obtain orphan product status for PTI-428 or obtain such status for future product candidates for which we seek this status, we will not be able to claim the tax credits for our clinical trials of such products provided by this status or potentially take advantage of other benefits of orphan drug status.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease or condition that fewer than 200,000 individuals in the United States have been diagnosed as having at the time of the submission of the request for orphan drug designation. Under Regulation No. (EC) 141/2000 on Orphan Medicinal Products, a medicinal product may be designated as an orphan medicinal product if, among other things, it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union when the application is made. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity. This exclusivity precludes the EMA or the FDA, as applicable, from approving another marketing application for the same or, in the European Union, a similar drug for the same indication for that time period, unless, among other things, the later product is clinically superior. The exclusivity period is seven years in the United States and ten years in the European Union following marketing approval. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, for example if the drug is sufficiently profitable so that market exclusivity is no longer justified. We intend to seek orphan designation for PTI-428.

In the United States, orphan drug exclusivity may be lost if the FDA withdraws or revokes the orphan-drug designation as permitted by law, we withdraw the marketing application for the drug, we consent to another’s marketing application for approval of the same use or indication as the designated orphan drug, or we fail to assure a sufficient quantity of the drug as required by law. Similarly, in the European Union, exclusivity may be lost if we request the removal of the orphan-drug designation or the drug no longer meets any of the criteria that made it eligible for orphan-drug status at the outset. Even after an orphan drug is approved, the same or, in the European Union, a similar drug can subsequently be approved for the same condition if the competent regulatory agency concludes that the later drug is clinically superior to the original orphan drug by providing a significant therapeutic advantage over and above that drug.

If we do not obtain orphan drug exclusivity or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation.

Risks Relating to Our Dependence on Third Parties

If third parties on which we depend to conduct our preclinical studies or any future clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with materially adverse effects on our business and prospects.

We rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and will do the same for our planned clinical trials for PTI-428 and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and the EMA require clinical trials to be conducted in accordance with GCP, including for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on third-party manufacturers and suppliers and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of PTI-428 and any future product candidates. These third parties may not perform as contractually required or expected and issues may arise that could delay the completion of clinical trials.

We rely on third parties to supply the materials and components for our research and development, preclinical and clinical trial supplies. We do not own manufacturing facilities or supply sources for such components and materials. There can be no assurance that our supply of research and development, preclinical and clinical development drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. Any replacement of these third parties could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA, EMA and other foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	preventing us from initiating or continuing preclinical studies or clinical trials of product candidates under development;

•	delaying our submissions of regulatory applications or receipt of regulatory approvals for product candidates;

•	preventing a collaborator from cooperating with us;

•	subjecting our product candidates to additional inspections by regulatory authorities;

•	requiring us to cease distribution or to recall batches of our product candidates; and

•	in the event of approval to market and commercialize a product candidate, preventing us from meeting commercial demands for our products.

If a current or future collaborative partner terminates or fails to perform its obligations under an agreement with us, the development and commercialization of the product candidates could be delayed or terminated.

We are currently party to collaborative arrangements with Biogen, Astellas and Cystic Fibrosis Foundation Therapeutics, Inc. If our collaborative partners do not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected.

Much of the potential revenue from our collaborations consists of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully develop, introduce, market and sell new products. Our collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:

•	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining marketing approval or may potentially generate a greater return on investment;

•	decide to pursue other technologies or develop other product candidates, either on their own or in collaboration with others, including our competitors, to treat the same diseases targeted by our own collaborative programs;

•	do not have sufficient resources necessary to carry the product candidate through clinical development, marketing approval and commercialization; or

•	cannot obtain the necessary marketing approvals.

Competition may negatively impact a partner’s focus on and commitment to our relationship and, as a result, could delay or otherwise negatively affect the commercialization of our products, which would have a material adverse effect on our operating results and financial condition.

We face a number of challenges in seeking future collaborations. Collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors, such as the design or results of our clinical trials, the potential market for our product candidates, the costs and complexities of manufacturing and delivering our product candidates to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our intellectual property, and industry and market conditions generally. If we determine that additional collaborations for our product candidates are necessary and are unable to enter into such collaborations on acceptable terms, we might elect to delay or scale back the development or commercialization of our product candidates in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

Risks Relating to Commercialization of Our Product Candidates

The commercial success of PTI-428 and our other product candidates will depend upon the acceptance of those products, if approved, by the medical community, including physicians, patients and health care payors.

Even if PTI-428 or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including PTI-428, will depend on a number of factors, including:

•	demonstration of safety and efficacy in our clinical trials;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in the FDA-approved label for the relevant product candidate;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies; and

•	our ability to obtain and maintain healthcare payor approval or reimbursement, which may vary from country to country.

If any of our product candidates, including PTI-428, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure, and we have limited experience in the sales, marketing or distribution of pharmaceutical products. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement. Outside of the United States, Canada, Europe and Australia, we may seek a partner to commercialize our products. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote our product candidates if and when they are approved, which would be expensive and time-consuming. Alternatively, we may elect to outsource these functions to third parties. Either approach carries significant risks. For example, recruiting and training a sales force is expensive and time-consuming and, if done improperly, could delay a product launch and result in limited sales. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	inability to recruit, manage and retain adequate numbers of effective sales and marketing personnel;

•	the inability of marketing personnel to develop effective marketing materials;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We may also not be successful in entering into additional arrangements with third parties to sell and market our product candidates or doing so on terms that are favorable to us. Even if we do enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product candidates are likely to be lower than if we were to market and sell our products ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

If our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize our products may be adversely affected. Competitive products for treatment of CF may reduce or eliminate the commercial opportunity for our product candidates.

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-428 for CF. Further, it is possible that we may initiate a clinical trial or trials for PTI-428 only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-428 is approved for marketing, it may have limited sales due to particularly intense competition in the CF market.

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., Nivalis Therapeutics, Inc., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Ampliphi Biosciences Corporation, Pfizer Inc., Parion Sciences, Inc. Genzyme Corporation, Bayer AG and several other companies.

Although PTI-428 is being developed as a combination therapy to be administered with ivacaftor and lumacaftor, Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-428. Changes in standard of care or use patterns could also make our combination therapy obsolete. If PTI-428 is approved for marketing as a combination therapy to be administered with ivacaftor and lumacaftor but use of another therapy becomes more prevalent than ivacaftor and lumacaftor, sales of PTI-428 could be negatively impacted and our financial results and stock price would be adversely affected.

Many of our competitors have greater financial, technical, manufacturing, marketing, sales and supply resources, technical and human resources or experience than us and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of product candidates and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA and other regulatory approvals for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses.

If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including being more effective, safer, less expensive, or could be marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors.

We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. For example, actual or perceived risks of our product candidates, such as PTI-428, may negatively affect potential clinical trial participants or patients when deciding whether to participate in our clinical trials, and could result in patients seeking alternative clinical trials or commercial therapies from our competitors. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render our product candidates obsolete even before they begin to generate any revenue.

In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of any of our product candidates that receive marketing approval. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, and patent position. Our profitability and financial position will suffer if we cannot compete effectively in the marketplace, even if our products receive regulatory approval.

Payor approval and reimbursement may not be available for PTI-428 and our other product candidates, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of PTI-428, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-428, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including PTI-428. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of PTI-428 and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including PTI-428, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The success of our business depends primarily on our ability to identify, develop and commercialize product candidates. Because we have limited financial and managerial resources, we focus on research programs and product candidates for the indications that take advantage of our deep expertise and knowledge and that we believe are the most scientifically and commercially promising. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. If we do not accurately evaluate the scientific and commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

Risks Relating to Regulation of Our Industry

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and health information privacy and security laws. Some of these laws were recently amended, and their interpretation following such amendments remains unclear. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal healthcare anti-kickback statute which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•	the federal false claims laws and civil monetary penalties, including civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly or willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statement using or making any false or fraudulent document, in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, clearinghouses and healthcare providers;

•	the federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the distribution of adulterated or misbranded drugs or medical devices;

•	the federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, commonly called the Affordable Care Act, or the ACA, and Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the Health Care Reform Law, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

Further, the recently enacted ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity can now be found guilty of fraud or false claims under ACA without actual knowledge of the statute or specific intent to violate it. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

ACA also imposes new reporting requirements on device and pharmaceutical manufacturers to make annual public disclosures of payments to health care providers and ownership of their stock by health care providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not reported. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to CMS by March 31, 2014.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians.

The scope and enforcement of these laws is uncertain and subject to change in the current environment of health care reform, especially in light of the lack of applicable precedent and regulations. Such changes are impossible to predict. It is possible that some of our business activities could be subject to challenge by federal or state regulatory authorities under one or more of these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations, and financial condition. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming, and could have a material adverse effect on our business, financial condition and results of operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, which was effective as of the completion of initial public offering, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Health care reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. Most recently, the ACA, which includes measures to significantly change the way health care is financed by both governmental and private insurers, was enacted in March 2010. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs, which recommendations can have the effect of law even without congressional action; and

•	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

At this time, the full effect that the ACA would have on our business remains unclear.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to generate revenues. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on our ability to profitably price our products, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. We might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

Risks Relating to Protecting Our Intellectual Property

It is difficult and expensive to protect our intellectual property rights and we cannot ensure that they will prevent third parties from competing against us. If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our success will depend, in part, on our ability to obtain and maintain intellectual property rights, both in the United States and other countries, successfully defend this intellectual property against third-party challenges and successfully enforce this intellectual property to prevent third-party infringement. We rely upon a combination of patents, trade secret protection and confidentiality agreements.

Our ability to protect any of our product candidates and technologies from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents in both the United States and other countries. Patent matters in the biotechnology and pharmaceutical industries can be highly uncertain and involve complex legal and factual questions. Changes in the patent laws, their implementing regulations or their interpretations may diminish the value of our patent rights.

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-428 and PTI-130, or our technologies, and our patent applications related to our CF program are in the earliest stages, primarily provisional patent applications. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents, should they issue, that we may own or exclusively license may not provide any protection against competitors.

Patent applications are generally maintained in confidence until publication. In the United States, for example, patent applications are maintained in secrecy for up to 18 months after their filing. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to file patent applications on our product candidates. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which could be used by a third party to challenge validity of our patents, should they issue, or prevent a patent from issuing from a pending patent application.

In addition, even if patents do successfully issue, third parties may challenge any such patent we own or license through adversarial proceedings in the issuing offices, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. If a third party asserts a substantial new question of patentability against any claim of a U.S. patent we own or license, the U.S. Patent and Trademark Office, or USPTO, may grant a request for reexamination, which may result in a loss of scope of some claims or a loss of the entire patent. The adoption of the Leahy-Smith America Invents Act, or the Leahy-Smith Act, on September 16, 2011, established additional opportunities for third parties to invalidate U.S. patent claims, including inter partes review and post-grant review, on the basis of a lower legal standards than reexamination and additional grounds.

We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Moreover, the failure of any patents that may issue to us or our licensors to adequately protect our product candidates or technology could have an adverse impact on our business.

We will not be able to seek and obtain protection for our intellectual property in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may manufacture and sell our potential products in those foreign countries where we do not file for and obtain patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets and, further, may be able to export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For all of our patent applications related to PTI-428, PTI-130, correctors and our CF and COPD programs, as well as for most of the patent applications related to our Usp14 program, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The scope and available coverage thus may vary significantly. Outside of the United States, patents we own or license, if issued, may become subject to patent opposition in the European Patent Office or similar proceedings, which may result in loss of scope of some claims or loss of the entire patent. Participation in adversarial proceedings is very complex and expensive, and may divert our management’s attention from our core business and may result in unfavorable outcomes that could adversely affect our ability to prevent third parties from competing with us.

The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2014 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Proceedings to enforce our patent rights, if obtained, in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or have exclusively licensed.

•	We or our licensors or strategic collaborators might not have been the first to make the inventions covered by any issued patent or pending patent application that we own or have exclusively licensed.

•	We or our licensors or strategic collaborators might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	Our pending patent applications may not lead to issued patents.

•	Patents, should they issue, that we own or that we have exclusively licensed, if any, may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, our current and pending patent portfolio and future intellectual property strategy. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO, the European Patent Office and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to file non-provisional applications claiming priority to our provisional applications by the statutory deadlines, failure to timely file national and regional stage patent applications based on an international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

The patent protection and patent prosecution for some of our product candidates is dependent or may be dependent in the future on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when platform technology patents or product-specific patents that relate to our product candidates are controlled by our licensors or collaboration partners. In addition, our licensors and/or licensees and/or collaboration partners may have back-up rights to prosecute patent applications in the event that we do not do so or choose not to do so, and our licensees and/or collaboration partners may have the right to assume patent prosecution rights after certain milestones are reached. If any of our licensing partners fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

We have entered into and may in the future enter into licenses to licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing a product candidate, if approved, that relied on such licensed intellectual property.

We are currently a party to and may in the future be party to license agreements under which we are or will be granted rights to intellectual property that are important to our business. Our existing license agreement imposes, and we expect that future license agreements will impose on us, various diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current product candidates or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Licensing of intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we license now or in the future prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may be subject to litigation alleging that we are infringing the intellectual property rights of third parties or litigation or other adversarial proceedings seeking to invalidate our patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which will be costly to defend uncertain in its outcome and may prevent or delay development and commercialization efforts or otherwise harm our business.

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Numerous patents and pending applications are owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Moreover, because some patent applications are maintained in secrecy until the patents publish, we cannot be certain that third parties have not filed patent applications that cover our products and technologies. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, importation or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications can, subject to certain limitations, be later amended in a manner that could cover our technologies, our future products or the manufacture or use of our future products. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our technology, including our products, processes for manufacture or methods of use, including combination therapy. It is uncertain whether the issuance of any third-party patents will require us to alter our product candidates or processes, obtain licenses, or cease certain activities.

If patents issued to third parties contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including, potentially, the manufacture or marketing of any products deemed to infringe those patents. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products entirely or for certain indications. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Our failure to obtain a license to any technology that we may require to commercialize our products on favorable terms may have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to, or threatened with, future litigation by third parties, including our competitors, having patent or other intellectual property rights alleging that our technologies, including our products, processes for manufacture or methods of use, including combination therapy, or other proprietary technologies infringe their intellectual property rights. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Parties making successful claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. Any of those occurrences would have a material adverse impact on our business.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or any other patent litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be time consuming, expensive and unsuccessful, and issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

Competitors may infringe our patents or the patents of our licensors, assuming patents issue from patent applications we own or license. Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us. The cost to us in initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and in most European countries, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Any of these outcomes would not only have an adverse effect on our patent portfolio but may also have an adverse effect on our business if we are unable to prevent the competitive activities of third parties.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or any other patent litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secrets to protect technology, including our DRT technology platform, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements, or their scope or term may not be sufficiently broad to protect our interests.

If our trade secrets or other intellectual property become known to our competitors, it could result in a material adverse effect on our business, financial condition and results of operations. To the extent that we or our consultants or research collaborators use intellectual property owned by others in work for us, disputes may also arise as to the rights to related or resulting know-how and inventions.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific advisors, and sponsored researchers. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, we may not obtain these agreements in all circumstances.

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees and consultants were previously or concurrently employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees, consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could compromise our ability to commercialize, or prevent us from commercializing, our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Relating to Our Business Operations and Industry

Our future success depends on our ability to retain executives and to attract, retain and motivate key personnel.

Because of the specialized scientific nature of our business and the unique properties of our technology, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Ms. Meenu Chhabra and Drs. Po-Shun Lee and Benito Munoz, who have extensive knowledge of and experience developing our technology. The loss of their services might significantly delay or prevent the achievement of our research, development and business objectives.

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our facilities are located in Massachusetts, which may make attracting and retaining qualified scientific and technical personnel from outside of Massachusetts difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

As PTI-428 advances into clinical trials, if ever, we may experience difficulties in managing our growth and expanding our operations.

We have limited experience in drug development and have not begun clinical trials for any of our product candidates. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

We are exposed to potential product liability or similar claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan, and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death.

We do not currently carry clinical trial liability insurance, and there can be no assurance that we will be able to obtain the amount of insurance necessary to cover potential claims or liabilities. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance, if obtained, will continue to be available on terms acceptable to us. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial volunteers;

•	costs of litigation;

•	distraction of management; and

•	substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our business and financial condition.

We may become involved in securities class action litigation that could divert management’s attention and adversely affect our business and could subject us to significant liabilities.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section of this report, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We must comply with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and biological materials in certain aspects of our business and are subject to a variety of U.S. federal, state and local laws and regulations governing the use, generation, manufacture, distribution, storage, handling, treatment and disposal of these materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials. In the event of contamination or injury, or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for any resulting damages and any such liability could exceed our assets and resources, including any available insurance.

Risks Relating to Our Common Stock

Our stock price will likely be volatile and an active, liquid and orderly trading market may not develop for our common stock.

Prior to February 11, 2016, there was no public market for shares of our common stock. Although our common stock is currently listed on The NASDAQ Global Market, an active trading market for our shares has not developed. If an active market for our common stock does not develop, it may be difficult for you to sell shares without depressing the market price for the shares or at all. Even if an active market for our common stock does develop, it may not be sustained. The lack of an active market may also impair our ability to raise capital by selling our common stock and may impair our ability to enter into strategic partnerships or acquire future products or licenses by using our common stock as consideration.

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	the development status of our product candidates and when our products receive regulatory approval;

•	the results of our preclinical studies and clinical trials;

•	performance of third parties on whom we rely to manufacture our products, product components and product candidates, including their ability to comply with regulatory requirements;

•	the success of, and fluctuation in, the sales of our product candidates, if approved;

•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;

•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	our announcement of significant contracts, acquisitions, or capital commitments;

•	announcements by our competitors of competing products or other initiatives;

•	announcements by third parties of significant claims or proceedings against us;

•	regulatory and reimbursement developments in the United States and abroad;

•	future sales of our common stock;

•	additions or departures of key personnel; and

•	general domestic and international economic conditions unrelated to our performance.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies. These broad market factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in significant liabilities and, regardless of the outcome, could result in substantial costs and the diversion of our management’s attention and resources.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our executive officers, directors and principal stockholders and their affiliates beneficially own or control, directly or indirectly, approximately 94% of the outstanding shares of our common stock as of March 29, 2016. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and by-laws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for shares of our common stock, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

Future sales, or the expectation of future sales, of a substantial number of our common shares could depress the trading price of our common stock.

If we or our stockholders sell substantial amounts of shares of our common stock in the public market or if the market anticipates that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

Pursuant to our 2016 Stock Option and Incentive Plan, or the 2016 Plan, our board is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2016 Plan automatically increases each year by up to 3% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year.

Currently, we plan to register the increased number of shares available for issuance under the 2016 Plan each year. If our board of directors or compensation committee elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 30, 2016, we have outstanding 19,139,041 shares of common stock, of which 15,316,773 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on August 8, 2016, resulting in these shares becoming eligible for resale into the public market on August 9, 2016 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

We also intend to register all shares of our common stock that we may issue under our equity compensation plans on or around the date of this report. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Actual or potential sales of our common stock by our employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, our employees and executive officers may adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

We have broad discretion in the use of our existing cash, including the net proceeds we received from our initial public offering, and may not use them effectively or may use them in a way with respect to which stockholders do not approve.

Our management have broad discretion in the application of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of shares of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the market price of shares of our common stock to decline and delay the development of our product candidates. We may invest the net proceeds from the public offering in a manner that does not produce income or that loses value. If we do not invest the net proceeds from the public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of shares of our common stock to decline.

As an “emerging growth company,” we are allowed to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the Securities and Exchange Commission, or SEC. This reduced disclosure could make our common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 months and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” for more than five years. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of section 404(b) of Sarbanes-Oxley;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•	be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

In this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive for relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As a public reporting company, we are and will be subject to rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding our internal control over financial reporting. We may not complete improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the market price of our common stock could decline and you could lose all or part of your investment.

Upon completion of our initial public offering in February 2016, we became a public reporting company subject to the rules and regulations established from time to time by the SEC and the PCAOB. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our annual report for the year ending December 31, 2016 is due and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” for more than five years. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting once we cease to be an emerging growth company, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon completion of our initial public offering, we became subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures as well as internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are and will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we are incurring and will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Dodd-Frank Act and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and The NASDAQ Stock Market, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by-laws, which were effective immediately before the completion of our initial public offering, and the Delaware General Corporation Law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions:

•	provide that directors can be removed only for cause, and then only by a supermajority stockholder vote;

•	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings;

•	require majority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;

•	create a classified board of directors whose members serve staggered three-year terms;

•	specify that special meetings of our stockholders can be called only by our board of directors;

•	prohibit stockholder action by written consent;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors;

•	expressly authorize our board of directors to modify, alter or repeal our amended and restated by-laws, subject to any limitations set forth therein;

•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation; and

•	require supermajority votes of the holders of our common stock to amend our amended and restated by-laws, unless such amendments have been recommended to the stockholders, in which case only a majority vote is necessary.

In addition, upon completion of our initial public offering, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a three-year period following the time that this stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own within three years prior to the determination of interested stockholder status, 15% or more of the corporation’s voting stock.

A Delaware corporation may “opt out” of these provisions with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or by-laws resulting from a stockholders’ amendment approved by at least a majority of the outstanding voting shares. We have not opted out of these provisions. As a result, mergers or other takeover or change in control attempts of us may be discouraged or prevented.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We currently expect to retain all future earnings, if any, for future operations, expansion and repayment of debt and have no current plans to pay any cash dividends to holders of our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our by-laws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our by-laws that became effective as of the closing of our initial public offering in February 2016 provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders (including beneficial owners), which may discourage such lawsuits against us and our directors, officers, other employees or stockholders (including beneficial owners). Alternatively, if a court were to find the choice of forum provision contained in our by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our office and laboratory space, which consists of 18,000 square feet located in Cambridge, Massachusetts. Our lease expires in May 2018. We believe our present office and laboratory space is sufficient to meet our needs until the expiration of our lease.

Item 3. Legal Proceedings

We are not a party to any legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 11, 2016, our common stock began trading on the NASDAQ Global Market under the symbol “PTI”. Prior to that time, there was no public market for our common stock. As a result we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years or provided a performance graph. Shares sold in our initial public offering on February 11, 2016 were priced at $8.00 per share. On March 29, 2016, the last reported sale price for our common stock on the Nasdaq Global Market was $9.10 per share.

Stockholders

As of March 30, 2016, there were 43 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid dividends on our capital stock. We do not anticipate paying any dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report.

Recent Sales of Unregistered Securities

Grants and exercises of stock options

During the period covered by this Annual Report, we have granted to our employees, directors and consultants stock options to purchase an aggregate of 233,152 shares of our common stock at exercise prices ranging from $11.03 to $14.71, and we have issued an aggregate of 41,582 shares of our common stock upon exercise of stock options granted to our employees, directors and consultants pursuant to our 2008 Equity Incentive Plan for aggregate consideration of $95. We also made a one-time grant of options to one of our consultants to purchase 9,250 shares of our common stock for an exercise price of $2.38 per share, which options were exercised fully for aggregate consideration of $22,000. The grant of options and the issuances of common stock were exempt either pursuant to Rule 701 of the Securities Act, or Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(a)(2), as a transaction by an issuer not involving a public offering. The shares of common stock issued pursuant to our 2008 Equity Incentive Plan are deemed restricted securities for the purposes of the Securities Act.

Issuance of capital stock

In September 2015, we issued and sold an aggregate of 17,107,303 shares of our Series B preferred stock for aggregate consideration of $22.0 million in cash to existing investors and one new investor. Also in September 2015, pursuant to the terms of our convertible promissory notes described below, we issued an aggregate of 12,284,466 shares of Series B preferred stock to existing investors upon the automatic conversion of outstanding principal and unpaid accrued interest totaling $15.8 million. These preferred stock issuances were exempt under the Securities Act pursuant to Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering. Upon completion of our initial public offering in February 2016, all preferred stock converted into common stock pursuant to an action by written consent of the stockholders.

Issuance of convertible notes

In July 2015, we issued and sold $5.0 million in convertible promissory notes to existing investors for aggregate consideration of $5.0 million in cash. These convertible note issuances were exempt under the Securities Act pursuant to Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities

On February 17, 2016, we closed the sale of 6,250,000 shares of common stock to the public at an initial public offering price of $8.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-208735), which was filed with the SEC on December 23, 2015 and amended subsequently and declared effective on February 10, 2016. The underwriters of the offering were Leerink Partners and RBC Capital Markets, acting as joint book-running managers for the offering and as representatives of the underwriters. Baird and H.C. Wainwright & Co. acted as co-managers for the offering. We raised approximately $42.7 million in net proceeds in the IPO after deducting underwriting discounts and commissions of approximately $3.5 million and other offering expenses of $3.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Item 6. Selected Consolidated Financial Data

We have derived the statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements appearing at the end of this Annual Report. The consolidated balance sheet data as of December 31, 2013 was derived from our historical audited financial statements not included in this Annual Report.

You should read the following selected financial data together with our financial statements and the related notes and the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Our historical results are not necessarily indicative of results that should be expected for any future period. The selected financial data for all periods presented reflect the 1-for-10.8102 reverse stock split effected by the Company on January 19, 2016, which has been retrospectively applied for all periods presented.

	Year Ended December 31,
	2015	2014	2013
Statement of Operations Data:
Revenue	$4,312	$5,150	$1,141
Operating expenses:
Research and development (1)	22,524	16,744	12,976
General and administrative (1)	6,322	4,089	3,747

Total operating expenses	28,846	20,833	16,723

Loss from operations	(24,534)	(15,683)	(15,582)
Interest income	—	1	1
Interest expense	(599)	(199)	—
Other income (expense), net	93	109	(139)

Net loss	(25,040)	(15,772)	(15,720)
Modifications of Series A preferred stock	11,481	(6,037)	—
Modifications of Series B preferred stock	(26)	—	—
Accruing dividends on preferred stock	(9,724)	(7,837)	(6,887)

Net loss attributable to common stockholders	$(23,309)	$(29,646)	$(22,607)

Net loss per share attributable to common stockholders—basic and diluted	$(42.14)	$(63.74)	$(53.87)

Weighted average common shares outstanding—basic and diluted	553,162	465,115	419,633

(1)	Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development	$72	$161	$152
General and administrative	400	113	163

	$472	$274	$315

	December 31,
	2015	2014	2013
Balance Sheet Data:
Cash (2)	$13,844	$8,793	$2,594
Working capital (3)	5,106	4,554	2,852
Total assets	18,690	11,782	7,215
Preferred stock warrant liability	110	120	40
Convertible promissory notes, including accrued interest	—	10,199	—
Convertible preferred stock	112,292	86,859	75,890
Total stockholders’ deficit	(108,102)	(95,084)	(73,726)

(2)	In February 2016, we entered into an underwriting agreement with Leerink Partners LLC and RBC Capital Markets, LLC as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to a public offering of shares of our common stock, par value $0.001 per share, at a price of $8.00 per share less underwriting discounts and commissions (the “Offering”). We issued and sold to the Underwriters an aggregate of 6,250,000 shares of common stock in connection with the Offering. The Offering resulted in net proceeds to us of $42.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Also refer to footnote 1 in the Notes to Financial Statements.
(3)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. Leveraging our unique and comprehensive expertise of the proteostasis network, we have developed the Disease Relevant Translation, or DRT, technology platform, a validated drug screening approach for identifying highly translatable therapeutics based on predictive and functionally pertinent phenotypic assays and disease relevant models. Using this proprietary platform, we identified a new class of small molecules, which we call amplifiers, that modulate proteins in the proteostasis network. Our initial therapeutic focus is on cystic fibrosis, or CF, which is caused by defects in the cystic fibrosis transmembrane conductance regulator, or CFTR, protein and insufficient CFTR protein function. We are initially developing and intend to commercialize our lead amplifier of CFTR protein, PTI-428, to improve CFTR protein function.

Our lead product candidate PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of an immature form of CFTR protein to provide additional substrate for other CFTR modulators, such as certain correctors and potentiators, to act upon. Using industry- standard in vitro studies, we have confirmed that co-administration of PTI-428 with other CFTR modulators significantly improves the in vitro CFTR protein activity achieved by those CFTR modulators alone.

In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We plan to initiate a Phase 1 clinical trial in the first quarter of 2016, expect to have preliminary safety, pharmacokinetics and pharmacodynamics data from the Phase 1 clinical trial available in the first half of 2016 and aim to complete the Phase 1 clinical trial with the final report by the end of 2016. If our Phase 1 clinical trial results are favorable, we plan to initiate our Phase 2 clinical trial in the second half of 2016 with proof of concept data expected to be available in the first half of 2017.

We are leveraging our DRT technology platform to design and develop our own correctors and potentiators that are optimized to work more synergistically with our amplifiers than third-party CFTR modulators. There is significant potential for improvement in clinical outcomes beyond existing treatments and therapies presently in clinical development for the treatment of CF. We believe that the treatment paradigm in CF for the vast majority of patients will be based on combination therapies of CFTR modulators anchored by our amplifiers.

In addition to PTI-428 and our other proprietary drug candidates for the treatment of CF, which we refer to as our CF program, our product pipeline includes our product candidate PTI-130 for the treatment of chronic obstructive pulmonary disease, or COPD, our product candidate PTI-NC-733, a novel combination of our proprietary CFTR modulators, and two programs that we have partnered with major pharmaceutical companies for indications with large patient populations. The Usp14 program with Biogen New Ventures Inc. (formerly Biogen Idec New Ventures Inc.), or Biogen, is intended to enhance the clearance of misfolded aggregation-prone proteins in neurodegenerative diseases, such as in Alzheimer’s and Parkinson’s disease. We have announced the achievement of our initial preclinical milestone in July 2014, and we continue to make progress in seeking orally available, potent, selective and brain-penetrant inhibitors of Usp14 as candidates for evaluation in the IND- enabling safety assessment studies required for transition to the clinic. The unfolded protein response, or UPR, program with Astellas Pharma Inc., or Astellas, is intended to reduce the accumulation of unfolded proteins in the endoplasmic reticulum, which is observed in many diseases caused by an imbalance in the proteostasis network and characterized by defects in protein folding, trafficking and clearance, including genetic, neurodegenerative and retinal degenerative diseases. We are presently using our DRT technology platform to identify selective UPR activators and plan to initiate preclinical development in 2017.

Since our inception in 2006, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as proceeds from our initial public offering in February 2016.

Since our inception, we have incurred significant operating losses. Our net losses were $25.0 million, $15.8 million and $15.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $120.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	initiate and expand clinical trials for PTI-428;

•	seek regulatory approval for our product candidates;

•	hire personnel to support our product development, commercialization and administrative efforts; and

•	advance the research and development efforts of our DRT technology platform and other product candidates.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs going forward associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of public or private equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue to date has been derived from our collaboration agreements with Astellas, Biogen and Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, and our research grant contract with the Michael J. Fox Foundation, or MJFF.

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $1.3 million for the year ended December 31, 2015 and no revenue for the year ended December 31, 2014, as none of the research services had commenced as of that date. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $3.2 million and $0.6 million as of December 31, 2015 and 2014, respectively.

Under the Biogen collaboration agreement, we recognized revenue of $3.0 million, $2.4 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. We recognize revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Biogen collaboration agreement totaled $5.1 million for both December 31, 2015 and 2014.

Under the MJFF research grant, we recognized revenue of $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. We recognized the revenue from this grant over the one-year term of the arrangement, which commenced in May 2013. We did not recognize any revenue for the year ended December 31, 2015 and will not recognize any additional revenue under this arrangement in the future as all services had been completed by May 2014.

Under the CFFT collaboration agreement, we recognized revenue of $2.6 million and 0.7 million for the years ended December 31, 2014 and 2013, respectively. We recognized revenue under this agreement over the two non-consecutive research terms, which ran from March 2012 to March 2013 and from January 2014 to December 2014, as we provided research services under the arrangement. We did not recognize any revenue for the year end December 31, 2015 and will not recognize any additional revenue under this arrangement in the future as all services had been completed by December 31, 2014.

We expect that any future revenue recognized under the collaboration agreements will fluctuate from quarter to quarter as a result of the uncertain timing of future milestone payments and the uncertain quantity of our research services provided from quarter to quarter.

Operating Expenses

Research and Development Expenses

Research and development expenses, which include costs of research services incurred in connection with our collaboration agreements and research grant, consist primarily of costs incurred in connection with the discovery and development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;

•	expenses incurred in connection with the preclinical development of our product candidates and under agreements with contract research organizations, or CROs;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies; and

•	payments made under third-party licensing agreements.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors and CROs in connection with our preclinical development activities. We do not allocate employee costs, costs associated with our platform technology and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources to manage our preclinical development activities and perform data analysis for such activities. These employees work across multiple development programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by development program:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
CF	$8,566	$4,417	$1,709
Usp14	2,595	2,580	1,690
UPR	995	423	17
Unallocated expenses	10,368	9,324	9,560

Total research and development expenses	$22,524	$16,744	$12,976

We expect that our expenses will increase substantially in connection with our planned preclinical development activities in the near term and our planned clinical trials in the future. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-428 for the treatment of CF or the cost associated with the development of any of our other product candidates.

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;

•	establishing an appropriate safety profile with IND-enabling studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	significant and changing government regulation;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Interest Income. Interest income consists primarily of interest income earned on cash. Our interest income has not been significant due to nominal cash balance and low interest earned on the cash balance.

Interest Expense. Interest expense consists of interest accrued on $15.0 million in convertible promissory notes we issued during 2015 and 2014, all of which notes and accrued interest were converted into Series B preferred stock in September 2015.

Other Income (Expense), Net. Other income (expense), net consists primarily of the gains or losses associated with the changes in the fair values of our preferred stock warrant liability and our derivative liability. We have issued a warrant for the purchase of our Series A preferred stock that we believe is a financial instrument that may require a transfer of assets because of the redemption features of the underlying stock. Therefore, we have classified this warrant as a liability that we have remeasured to fair value at each reporting period, and we have recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our initial public offering in February 2016, the underlying convertible preferred stock was converted into common stock, the preferred stock warrant became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability was reclassified to additional paid-in capital. The derivative liability relates to a cash settlement option associated with the change of control provision in our CFFT collaboration agreement, which meets the definition of a derivative. Therefore, we have classified this derivative as a liability that we remeasure to fair value at each reporting period, and we record the changes in the derivative liability as a component of other income (expense), net.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2015, we had federal and state net operating loss carryforwards of $102.1 million and $88.6 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2015, we also had federal and state research and development tax credit carryforwards of $3.6 million and $2.2 million, respectively, which begin to expire in 2027 and 2025, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. Accordingly, we recognize revenue for each unit of accounting when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

We record as deferred revenue any amounts received prior to satisfying the revenue recognition criteria.

Deferred revenue not expected to be recognized within the next twelve months is reported as non-current deferred revenue.

Collaborative Research and License Agreements

The terms of these agreements contain multiple deliverables, which may include licenses and research and development activities. The arrangement consideration from these agreements may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

We evaluate multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, or ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. This evaluation requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item, and whether there are other vendors that can provide the undelivered items.

The consideration received under the arrangement that is fixed or determinable is then allocated among the separate units of accounting based on the relative selling prices of the separate units of accounting. We determine the selling price of a unit of accounting within each arrangement following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available; third-party evidence, or TPE, of selling price if VSOE is not available; or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price as we generally do not have VSOE or TPE of selling price for our units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, we recognize revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which is typically the term of the our research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight- line basis over the period we are expected to complete its performance obligations. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date. At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Accordingly, pursuant to the guidance of ASC Topic 605-28, Revenue Recognition—Milestone Method, or ASC 605-28, revenue from milestone payments will be recognized in its entirety upon successful accomplishment of any substantive milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, with a cumulative catch-up being for the elapsed portion of the research term, assuming all other revenue recognition criteria are met.

Research Grant Contracts

Under these contracts, we are typically compensated for specific research or development activities. We recognize revenue as the activities specified under the research grant contracts are performed and all of the revenue recognition criteria in ASC 605 are satisfied.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with the preclinical development activities;

•	contract manufacturers in connection with the production of preclinical and clinical trial materials;

•	CROs in connection with preclinical studies; and

•	investigative sites in connection with clinical trials.

We base our expenses related to preclinical studies and, in the future, clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock option awards with only service-based vesting conditions and record the expense for these awards using the straight-line method.

We measure stock-based awards granted to consultants and non-employees based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, we remeasure the fair value of these awards using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option- pricing model.

We do not recognize compensation expense for awards with performance-based vesting conditions granted to consultants and non-employees for which satisfaction of the performance conditions is not solely within the control of the holder until the performance conditions have been met.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Until February 11, 2016, we were a private company and we lacked company-specific historical and implied volatility information. Accordingly, we estimate our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of our options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Valuation of Preferred Stock Warrant Liability

We have issued a freestanding warrant exercisable for shares of our Series A convertible preferred stock. These warrants were classified as a liability in the accompanying balance sheets prior to the completion of our IPO in February 2016, as the terms for liquidation of the underlying security were outside our control. The warrant was recorded at fair value using the Black-Scholes option pricing model with any changes in fair value being recognized in other income (expense), net in the accompanying statements of operations and comprehensive loss. We ceased the remeasurement of the fair value of the convertible warrant liability upon the conversion of the warrant to a common stock warrant, which occurred upon the completion of our IPO on February 11, 2016. Subsequent to such conversion, the warrant is classified as a component of stockholders’ equity and is no longer subject to remeasurement.

Valuation of Derivative Liability

We identified an embedded derivative resulting from the cash settlement option associated with the change of control provision in our CFFT collaboration agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. Therefore, we have classified this derivative as a liability that we remeasure to fair value at each reporting period, and we record the changes in the derivative liability as a component of other income (expense), net.

We use the Monte-Carlo simulation analysis, which incorporates assumptions and estimates to value the derivative instrument. We assess these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value of our common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments. We determine the per share fair value of the underlying stock price by taking into consideration recent factors we deem relevant. We estimate the expected stock volatility based on the historical volatility of publicly traded peer companies for a one-year term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for a one-year term. We estimate the expected sales-based milestone payments based on four times the maximum research funding allowable under the CFFT collaboration agreement plus the expected achievement of certain milestones. We estimate the discount rate in the calculation of the present value of the expected future milestone payments based on expected returns of alternative investments of a similar type. We estimate the probability of a change of control event by taking into consideration recent developments.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering in February 2016 or until we no longer meet the other requirements for being an “emerging growth company,” whichever occurs first.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase (Decrease)
	2015	2014
Revenue	$4,312	$5,150	$(838)
Operating expenses:			—
Research and development	22,524	16,744	5,780
General and administrative	6,322	4,089	2,233

Total operating expenses	28,846	20,833	8,013

Loss from operations	(24,534)	(15,683)	(8,851)
Interest income	—	1	(1)
Interest expense	(599)	(199)	(400)
Other income (expense), net	93	109	(16)

Net loss and comprehensive loss	$(25,040)	$(15,772)	$(9,268)

Revenue

Revenue was $4.3 million for the year ended December 31, 2015, compared to $5.2 million for the year ended December 31, 2014. The decrease of $0.8 million was the result of a decrease of $2.6 million of revenue recognized from our collaboration with CFFT and a decrease of $0.2 million of revenue recognized from our MJFF research grant, partially offset by an increase of $1.3 million of revenue recognized from our collaboration with Astellas and an increase of $0.6 million of revenue recognized from our collaboration with Biogen.

Under our CFFT collaboration agreement, we recognized revenue of $0 and $2.6 million for years ended December 31, 2015 and 2014, respectively. The decrease of $2.6 million was the result of the completion of all services under the agreement by December 31, 2014.

Under our MJFF research grant, we recognized revenue of $0 and $0.2 million for the years ended December 31, 2015 and 2014, respectively. The decrease in revenue from the MJFF research grant was the result of the completion of the one-year term of the agreement in May 2014. As such, no revenue from the MJFF research grant was recognized during the year ended December 31, 2015.

Under our Biogen collaboration agreement, we recognized revenue of $3.0 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. The $3.0 million of revenue recognized for the year ended December 31, 2015 was comprised of $1.9 million related to research funding payments, $0.6 million related to the upfront payment and $0.5 million related to the $2.0 million in vivo target validation milestone payment, all of which are being recognized as a single unit of accounting over the research term. For the year ended December 31, 2014, the $2.4 million of revenue recognized was comprised of $1.4 million related to research funding payments, $0.5 million related to the upfront payment and $0.5 million related to a $2.0 million milestone payment earned in April 2014 upon achievement of the in vivo target validation milestone, all of which are being recognized as a single unit of accounting over the research term.

Under our Astellas collaboration agreement, we recognized revenue of $1.3 million and $0 for the years ended December 31, 2015 and 2014, respectively. The increase in revenue from the Astellas collaboration was the result of the research term commencing in January 2015.

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
Direct research and development by program:
CF	$8,566	$4,417	$4,149
Usp14	2,595	2,580	15
UPR	995	423	572

Unallocated expenses:
Personnel related (including stock-based compensation)	6,165	6,093	72
Facility related	2,169	1,940	229
Other	2,034	1,291	743

Total research and development expenses	$22,524	$16,744	$5,780

Research and development expenses were $22.5 million for the year ended December 31, 2015, compared to $16.7 million for the year ended December 31, 2014. The increase of $5.8 million was primarily due to an increase of $4.1 million in costs incurred in advancing the preclinical development of our CF program, including activities supporting our submission to the FDA in November 2015 of an IND for a Phase 1 clinical trial of PTI-428 and a $0.6 million increase in costs incurred on our UPR program, a collaboration with Astellas. The overall increase in research and development expenses was also due to an increase in personnel-related costs of $0.1 million. This increase in personnel-related costs resulted from additional salary costs of $0.2 million due to an average increase in the headcount of research and development employees from year to year, partially offset by a decrease in stock-based compensation expense of $ 0.1 million. Further, facility-related and other general research and development expenses for activities not directly associated with our principal research and development programs increased $1.0 million as a result of a $0.5 million increase in the cost of services provided by CROs, an increase of $0.3 million in spending on general lab supplies due to increased activity in our laboratory, and an increase of $0.2 million in occupancy and other facility related costs.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the year ended December 31, 2015, compared to $4.1 million for the year ended December 31, 2014. The increase of $2.2 million in general and administrative expenses was due to an increase of $1.3 million in professional fees primarily associated with our initial public offering an increase of $0.7 million in personnel-related costs, including $0.4 million in additional salary costs due to a net increase in average headcount from year to year and $0.3 million in stock-based compensation expense and an increase of $0.2 million in occupancy and other facility related costs.

Interest Expense

We recorded $0.6 million of interest expense for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. The increase was due to interest accrued on principal amount of our convertible promissory notes issued during 2015 and 2014, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Income (Expense), Net

We recorded other income of $0.1 million for both the year ended December 31, 2015 and the year ended December 31, 2014. Other income remained consistent from year to year.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
Revenue	$5,150	$1,141	$4,009
Operating expenses:			—
Research and development	16,744	12,976	3,768
General and administrative	4,089	3,747	342

Total operating expenses	20,833	16,723	4,110

Loss from operations	(15,683)	(15,582)	(101)
Interest income	1	1	—
Interest expense	(199)	—	(199)
Other income (expense), net	109	(139)	248

Net loss and comprehensive loss	$(15,772)	$(15,720)	$(52)

Revenue

Revenue was $5.2 million for the year ended December 31, 2014, compared to $1.1 million for the year ended December 31, 2013. The increase of $4.0 million was the result of an increase of $2.3 million of revenue recognized from our collaboration with Biogen and an increase of $1.9 million of revenue recognized from our CFFT collaboration, partially offset by a decrease of $0.1 million of revenue recognized from our MJFF research grant.

Under our Biogen collaboration agreement, we recognized revenue of $2.4 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. The $2.4 million of revenue recognized for the year ended December 31, 2014 was comprised of $1.4 million related to research funding payments, $0.5 million related to the upfront payment and $0.5 million related to a $2.0 million milestone payment earned in April 2014 upon achievement of the in vivo target validation milestone, all of which are being recognized as a single unit of accounting over the research term. For the year ended December 31, 2013, revenue recognized for the Biogen collaboration was $0.1 million as the agreement was effective for less than one month in 2013.

Under our CFFT collaboration agreement, we recognized revenue of $2.6 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. The increase of $1.9 million was due to the agreement having been amended in February 2014 such that CFFT agreed to provide additional funding during the year ended December 31, 2014.

Under our MJFF research grant, we recognized revenue of $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. The decrease in revenue from the MJFF research grant was the result of the one-year term of the agreement that commenced in May 2013. As such, revenue was recognized for four months during the year ended December 31, 2014, compared to eight months during the year ended December 31, 2013.

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013
Direct research and development by program:
CF	$4,417	$1,709	$2,708
Usp14	2,580	1,690	890
UPR	423	17	406

Unallocated expenses:
Personnel related (including stock-based compensation)	6,093	5,253	840
Facility related	1,940	2,244	(304)
Other	1,291	2,063	(772)

Total research and development expenses	$16,744	$12,976	$3,768

Research and development expenses were $16.7 million for the year ended December 31, 2014, compared to $13.0 million for the year ended December 31, 2013. The increase of $3.8 million was primarily due to an increase of $2.7 million in the costs incurred on our CF program. This increase resulted from development work performed in connection with the amendment to our collaboration agreement with CFFT in February 2014. Additionally, there was an increase of $0.9 million in the costs incurred on the Usp14 program, a collaboration with Biogen, as the agreement underlying the program was in effect for the full year ended December 31, 2014 compared to less than one month during the year ended December 31, 2013. The overall increase in research and development expenses was also due to an increase of $0.8 million in personnel-related costs due to the increase in headcount of research and development employees to 37 employees as of December 31, 2014 from 33 employees as of December 31, 2013, and costs of $0.4 million incurred related to the UPR program. These increases were partially offset by a decrease of $0.6 million in costs associated with a program that was not continued in 2014, a decrease of $0.2 million in scientific advisory board costs as the size of the board was reduced and the contracts were renegotiated for lower rates during 2014, and a $0.3 million decrease in depreciation expense as many assets became fully depreciated during 2014.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the year ended December 31, 2014, compared to $3.7 million for the year ended December 31, 2013. The increase of $0.4 million in general and administrative expenses was primarily due to an increase of $0.3 million in professional fees, including consulting, investor relations and legal fees, and an increase of $0.1 million associated with recruiting costs to meet our expanded staffing needs.

Interest Expense

We recorded interest expense of $0.2 million for the year ended December 31, 2014, compared to $0 for the year ended December 31, 2013. The increase was due to interest accrued on $10.0 million in principal amount of our convertible promissory notes issued during the year ended December 31, 2014.

Other Income (Expense), Net

We recorded other income, net of $0.1 million for the year ended December 31, 2014, compared to other expense, net of $0.1 million for the year ended December 31, 2013. The $0.2 million net increase in other income was due to an increase of $0.3 million related to the decline in the fair value of our derivative liability, partially offset by a decrease of $0.1 million related to the increase in the fair value of our preferred stock warrant liability. The decline in the fair value of our derivative liability was due primarily to a decline in the fair value of our common stock as a result of the modification to the conversion price of our preferred stock in September 2014. The increase in the fair value of our preferred stock warrant liability was primarily due to the increase in the fair value of the underlying Series A preferred stock and the shorter remaining contractual term of the warrant.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant. As of December 31, 2015, we had cash of $13.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
Cash used in operating activities	$(19,415)	$(8,659)	$(12,914)
Cash used in investing activities	(263)	(172)	(41)
Cash provided by financing activities	24,729	15,030	16

Net increase (decrease) in cash and cash equivalents	$5,051	$6,199	$(12,939)

Operating Activities. During the year ended December 31, 2015, operating activities used $19.4 million of cash, primarily resulting from our net loss of $25.0 million, partially offset by cash provided by changes in our operating assets and liabilities of $4.3 million and non-cash charges of $1.2 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration and research grant revenue for the year. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2015 consisted primarily of a $2.7 million increase in deferred revenue related to our collaboration agreements, a $0.5 million decrease in accounts receivable, a $0.4 million increase in accounts payable, a $0.4 million increase in accrued expenses, a $0.2 million decrease in other assets and a $0.1 million decrease in other current assets. The increases in accounts payable and accrued expenses were due to increased spending on our research and development programs as well as the timing of vendor invoicing and payments and the decrease in accounts receivable was due to the timing of payments received under our collaboration agreements.

During the year ended December 31, 2014, operating activities used $8.7 million of cash, primarily resulting from our net loss of $15.8 million, partially offset by non-cash charges of $1.3 million and by cash provided by changes in our operating assets and liabilities of $5.8 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration and research grant revenue in the year. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2014 consisted primarily of a $3.1 million increase in deferred revenue related to our collaboration agreements, a $1.3 million decrease in accounts receivable, which was primarily the result of payments received under the collaboration agreements, and a $1.2 million increase in accounts payable. The increase in accounts payable was due to increased spending associated with research and development programs as well as the timing of vendor invoicing and payments.

During the year ended December 31, 2013, operating activities used $12.9 million of cash, primarily resulting from our net loss of $15.7 million, partially offset by non-cash charges of $1.1 million and by cash provided by changes in our operating assets and liabilities of $1.7 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration and research grant revenue in the year. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2013 consisted primarily of a $2.5 million increase in deferred revenue related to our collaboration agreements, a $0.3 million increase accrued expenses, a $0.2 million decrease in other assets and a $0.1 million increase in accounts payable, all of which were partially offset by a $1.4 million increase in accounts receivable. The increase in accounts receivable was due to amounts due to us under the Biogen collaboration agreement. The increase in accrued expenses was due primarily to an increase in the accrual for payments due under a third-party license agreement.

Investing Activities. During the year ended December 31, 2015, we used $0.3 million of cash in investing activities, consisting of purchases of property and equipment.

During the year ended December 31, 2014, we used $0.2 million of cash in investing activities, consisting of purchases of property and equipment.

During the year ended December 31, 2013, we used $41,000 of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities. During the year ended December 31, 2015, net cash provided by financing activities was $24.7 million, primarily resulting from net proceeds of $21.1 million from the sale of Series B preferred stock and proceeds of $5.0 million from the issuance of convertible promissory notes, partially offset by payments of $1.5 million of initial public offering costs.

During the year ended December 31, 2014, net cash provided by financing activities was $15.0 million as a result of $10.0 million of proceeds received from our issuance of convertible promissory notes, $4.9 million of proceeds received from the issuance of Series A preferred stock, and $0.2 million of proceeds received from the exercise of stock options, all of which were partially offset by payments of $0.1 million for issuance costs of the convertible promissory notes.

During the year ended December 31, 2013, net cash provided by financing activities was insignificant.

Operating Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company.

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced product candidates, including PTI-428;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and

•	increase our product liability and clinical trial insurance coverage as we initiate our clinical trials and commercialization efforts.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the timing of, and costs involved in, manufacturing our drug candidates and any drugs we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	delays that may be caused by changing regulatory requirements;

•	cost and timing of hiring new employees to support our continued growth;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

Until such time, if ever, as we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$3,233	$1,326	$1,907	$—	$—
Research commitments (2)	626	626		—	—

Total	$3,859	$1,952	$1,907	$—	$—

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018.
(2)	We have research and development agreements with vendors to provide us with chemists, research scientists and testing services to assist in our research and development efforts. We are committed to a set number of chemists and research scientists and certain contracted testing services under these agreements expiring in March 31, 2016.

Under various agreements, we will be required to make milestone payments and pay royalties and other amounts to third parties. We have not included any contingent payment obligations, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

Under a license agreement with Presidents and Fellows of Harvard College, or Harvard, we have agreed to make future milestone payments under the Harvard license agreement of up to $3.5 million upon achieving specified development and clinical milestones and up to $6.0 million upon achieving specified commercialization milestones with respect to any product developed utilizing any compound covered under the license agreement, if we exercise our co-development option under the Biogen collaboration agreement. If we do not exercise our co- development option under the Biogen collaboration agreement, the future development and clinical milestone payments we will owe under the Harvard license agreement increase to up to $15.4 million and the future commercialization milestone payments increase to up to $103.5 million. We have also agreed to pay Harvard tiered royalties, at rates in the single-digit percentages, on annual net sales of each developed product utilizing any compounds developed under this agreement. If we grant any sublicense rights under the license agreement, we are obligated to make sublicense milestone payments of up to $1.0 million. As of December 31, 2015, we had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

Under the CFFT agreement, we have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. As of December 31, 2015, we had not developed a commercial product in connection with this collaboration, and we had not sold, licensed or transferred rights in the technology resulting from this collaboration to a third party.

We enter into contracts in the normal course of business with CROs for clinical trials, preclinical research studies and testing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued and Adopted Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our financial statements appearing at the end of this Annual Report, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We did not hold any cash equivalents or investments and had no outstanding debt as of December 31, 2015. As a result, a change in market interest rates would not have any impact on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2015, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following our financial statements. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: March 30, 2016	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Meenu Chhabra and Lance Thibault, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney in fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys in fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Meenu Chhabra Meenu Chhabra	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016

/s/ Lance Thibault Lance Thibault, CPA	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016

/s/ Christopher K. Mirabelli Christopher K. Mirabelli, Ph.D.	Chairman of the Board of Directors	March 30, 2016

/s/ M. James Barrett M. James Barrett, Ph.D.	Director	March 30, 2016

/s/ Franklin M. Berger, CFA Franklin M. Berger, CFA	Director	March 30, 2016

/s/ Helen Boudreau Helen Boudreau	Director	March 30, 2016

Jeffery W. Kelly, Ph.D	Director	March 30, 2016

Signature	Title	Date

/s/ Christopher T. Walsh Christopher T. Walsh, Ph. D.	Director	March 30, 2016

Conor M. Walshe.	Director	March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proteostasis Therapeutics, Inc.

In our opinion, the accompanying balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Proteostasis Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2016

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$13,844	$8,793
Accounts receivable	918	1,424
Other current assets	180	370

Total current assets	14,942	10,587
Property and equipment, net	566	575
Deferred offering costs	2,744	—
Other assets	144	326
Restricted cash	294	294

Total assets	$18,690	$11,782

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,330	$1,889
Accrued expenses	2,248	1,542
Deferred revenue	4,076	2,540
Deferred rent	182	62

Total current liabilities	9,836	6,033
Convertible promissory notes, including accrued interest of $199	—	10,199
Deferred revenue, net of current portion	4,265	3,120
Deferred rent, net of current portion	287	470
Preferred stock warrant liability	110	120
Derivative liability	2	65

Total liabilities	14,500	20,007

Commitments and contingencies (Note 14)
Convertible preferred stock (Series A and B), $0.001 par value; 110,057,398 and 81,760,000 shares authorized as of December 31, 2015 and 2014, respectively; 104,854,769 and 75,463,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively; aggregate liquidation preference of $149,392 and $105,809, respectively, as of December 31, 2015 and 2014	112,292	86,859

Stockholders’ deficit:
Common stock, $0.001 par value; 170,000,000 and 304,360,000 shares authorized as of December 31, 2015 and 2014, respectively; 571,137 and 520,305 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	12,115	93
Accumulated deficit	(120,218)	(95,178)

Total stockholders’ deficit	(108,102)	(95,084)

Total liabilities, convertible preferred stock and stockholders’ deficit	$18,690	$11,782

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$4,312	$5,150	$1,141

Operating expenses:
Research and development	22,524	16,744	12,976
General and administrative	6,322	4,089	3,747

Total operating expenses	28,846	20,833	16,723

Loss from operations	(24,534)	(15,683)	(15,582)
Interest income	—	1	1
Interest expense	(599)	(199)	—
Other income (expense), net	93	109	(139)

Net loss and comprehensive loss	(25,040)	(15,772)	(15,720)

Modifications of Series A preferred stock	11,481	(6,037)	—
Modifications of Series B preferred stock	(26)	—	—
Accruing dividends on preferred stock	(9,724)	(7,837)	(6,887)

Net loss attributable to common stockholders	$(23,309)	$(29,646)	$(22,607)

Net loss per share attributable to common stockholders—basic and diluted	$(42.14)	$(63.74)	$(53.87)

Weighted average common shares outstanding—basic and diluted	553,162	465,115	419,633

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balances at December 31, 2012	70,463,000	$75,890	410,547	$—	$339	$(58,676)	$(58,337)
Exercise of stock options	—	—	11,357	—	16	—	16
Stock-based compensation expense	—	—	—	—	315	—	315
Net loss	—	—	—	—	—	(15,720)	(15,720)

Balances at December 31, 2013	70,463,000	75,890	421,904	—	670	(74,396)	(73,726)
Exercise of stock options	—	—	98,401	1	176	—	177
Stock-based compensation expense	—	—	—	—	274	—	274
Issuance of Series A convertible preferred stock, net of issuance costs of $68	5,000,000	4,932	—	—	—	—	—
Modification of Series A preferred stock	—	6,037	—	—	(1,027)	(5,010)	(6,037)
Net loss	—	—	—	—	—	(15,772)	(15,772)

Balances at December 31, 2014	75,463,000	86,859	520,305	1	93	(95,178)	(95,084)
Exercise of stock options	—	—	50,832	—	95	—	95
Stock-based compensation expense	—	—	—	—	472	—	472
Issuance of Series B convertible preferred stock, net of issuance costs of $910	17,107,303	21,090	—	—	—	—	—
Conversion of convertible promissory notes and accrued interest into Series B convertible preferred stock	12,284,466	15,798	—	—	—	—	—
Modifications of Series A preferred stock	—	(11,481)	—	—	11,481	—	11,481
Modifications of Series B preferred stock	—	26	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	(25,040)	(25,040)

Balances at December 31, 2015	104,854,769	$112,292	571,137	$1	$12,115	$(120,218)	$(108,102)

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(25,040)	$(15,772)	$(15,720)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	272	427	608
Non-cash rent expense	(63)	423	2
Non-cash interest expense	599	199	—
Stock-based compensation expense	472	274	315
Change in fair value of derivative liability	(63)	(76)	141
Change in fair value of preferred stock warrant liability	(10)	80	(2)
Changes in operating assets and liabilities:
Accounts receivable	506	1,309	(1,354)
Other current assets	190	84	(21)
Other assets	182	26	234
Accounts payable	361	1,226	100
Accrued expenses	498	7	257
Deferred revenue	2,681	3,134	2,526

Net cash used in operating activities	(19,415)	(8,659)	(12,914)

Cash flows from investing activities:
Purchases of property and equipment	(263)	(172)	(41)

Net cash used in investing activities	(263)	(172)	(41)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	21,090	4,932	—
Proceeds from exercise of stock options	95	177	16
Proceeds from issuance of convertible promissory notes	5,000	10,000	—
Payments of issuance costs of convertible promissory notes	—	(79)	—
Payments of initial public offering costs	(1,456)	—	—

Net cash provided by financing activities	24,729	15,030	16

Net increase (decrease) in cash and cash equivalents	5,051	6,199	(12,939)
Cash and cash equivalents at beginning of year	8,793	2,594	15,533

Cash and cash equivalents at end of year	$13,844	$8,793	$2,594

Supplemental disclosure of non-cash investing and financing activities:
Modifications of Series A preferred stock	$(11,481)	$6,037	$—
Modifications of Series B preferred stock	$26	$—	$—
Conversion of convertible promissory notes and accrued interest into Series B convertible preferred stock	$15,798	$—	$—
Additions to property and equipment included in accounts payable or accrued expenses	$—	$—	$37
Deferred offering costs included in accounts payable and accrued expenses	$1,288	$—	$—

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company’s initial therapeutic focus is on cystic fibrosis, which is caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidate, PTI-428, is in early clinical development, and the Company’s other drug candidates are in the discovery phase.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2015, the Company has primarily funded its operations with proceeds from the sale of convertible preferred stock and, to a lesser extent, payments received in connection with a collaboration agreement and research grants. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $120.2 million as of December 31, 2015. The Company expects to continue to generate losses for the foreseeable future. As of March 30, 2016, the Company expects that its cash of $13.8 million as of December 31, 2015, together with net proceeds of $42.7 million received from its initial public offering (see below), will be sufficient to fund its operating expenses and capital expenditure requirements through at least March 31, 2017. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Reverse Stock Split

On January 19, 2016, the Company effected a 1-for-10.8102 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Initial Public Offering

In February 2016, the Company issued and sold 6,250,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $8.00 per share, for net proceeds of $42.7 million after deducting underwriting discounts and commissions of $3.5 million and other offering expenses of $3.8 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 9,699,600 shares of common stock, and the Company issued 2,590,742 shares of common stock as payment of $36,016 of accruing dividends due to holders of Series A preferred stock. In addition, the Company’s convertible preferred stock warrant outstanding at the close of the IPO converted to a warrant to purchase common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements for the year ended December 31, 2015 include the effect of correcting immaterial errors in the Company’s previously issued financial statements related to stock-based compensation expense (see Note 10).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and the valuation of common stock, preferred stock warrant liability and derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable balances are due from counterparties to collaboration agreements and a research grant (see Note 11) that the Company believes to be creditworthy. As of December 31, 2015, 2014, accounts receivable consisted of amounts due from two such counterparties.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded $2,744 of deferred offering costs in contemplation of the Company’s initial public offering, which was completed on February 11, 2016. The Company did not record any deferred offering costs as of December 31, 2014.

Restricted Cash

At December 31, 2015, and 2014, restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Computer equipment is depreciated over three years. Laboratory equipment, office equipment and furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the five-year estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s preferred stock warrant liability and its derivative liability are carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding convertible promissory notes (see Note 6) as of December 31, 2014 approximated fair value due to the short duration of the notes.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing therapeutics to treat protein conformational diseases. All of the Company’s tangible assets are held in the United States. To date, all of the Company’s revenue has been generated in the United States.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Accordingly, the Company recognizes revenue for each unit of accounting when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company records as deferred revenue any amounts received prior to satisfying the revenue recognition criteria. Deferred revenue not expected to be recognized within the next twelve months is reported as non-current deferred revenue.

Collaborative Research and License Agreements

The terms of these agreements contain multiple deliverables, which may include licenses and research and development activities. The terms of these agreements may also include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

The Company evaluates multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue will be recognized. This evaluation requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item, and whether there are other vendors that can provide the undelivered items.

The consideration received under the arrangement that is fixed or determinable is then allocated among the separate units of accounting based on the relative selling prices of the separate units of accounting. The Company determines the selling price of a unit of accounting within each arrangement following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”) of selling price if VSOE is not available; or best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price as it generally does not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date. At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. The Company will recognize revenue in its entirety upon successful accomplishment of any substantive milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, with a cumulative catch-up for the elapsed portion of the research term, assuming all other revenue recognition criteria are met.

Research Grant Contracts

Under these contracts, the Company is typically compensated for specific research or development activities. The Company recognizes revenue as the activities specified under the research grant contracts are performed and all of the revenue recognition criteria in ASC 605 are satisfied.

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists associated with an alternate payment option upon change of control within the research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (see Note 11). The embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. Changes in fair value of the derivative liability are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third-party license fees, and external costs of outside vendors engaged to conduct preclinical development activities and trials. Research and development expenses include the Company’s costs of performing services in connection with its collaboration agreements and research grant.

Nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Preferred Stock Warrant Liability

The Company classifies a warrant to purchase shares of its Series A preferred stock as a liability on its balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer assets upon exercise. The warrant was initially recorded at fair value on date of grant, and it is subsequently remeasured to fair value at each balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss. Following the reverse stock split of the common stock of the Company and the completion of the Company’s IPO in February 2016, the warrant became a warrant to purchase 14,800 shares of common stock. At that time, the warrant was reclassified to a component of stockholder’s equity and is no longer subject to remeasurement.

The Company uses the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the preferred stock warrant. The Company has assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying Series A preferred stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determines the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. Expected dividend yield is determined considering that the underlying Series A preferred stock is entitled to dividends of 8.0% per year, whether or not declared.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock awards to employees with only service- based vesting conditions and records the expense for these awards using the straight-line method.

The Company measures stock-based awards granted to consultants and non-employees based on the fair value of the award on the date on which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company does not recognize compensation expense for awards with performance-based vesting conditions granted to consultants and non-employees for which satisfaction of the performance conditions is not solely within the control of the holder until the performance conditions have been met.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre- vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option- pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and unvested restricted stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s convertible preferred stock contains participation rights in any dividend paid by the Company and are deemed to be participating securities. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if- converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, preferred stock and the potential issuance of stock upon the conversion of the Company’s convertible notes. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013.

Recently Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities. The amendments in this update removed all incremental financial reporting requirements, including inception-to-date information and certain other disclosures currently required under GAAP, in the financial statements of development stage companies. The amendments are effective for annual reporting periods beginning after December 15, 2014 and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt this guidance and, therefore, has not presented inception-to-date disclosures in its financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). The guidance requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-16 will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. As permitted, the Company elected to early adopt this guidance effective December 31, 2015 and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-17 will have on its financial statements.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2015 Using:
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$2	$2
Preferred stock warrant liability	—	—	110	110

	$—	$—	$112	$112

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$65	$65
Preferred stock warrant liability	—	—	120	120

	$—	$—	$185	$185

During the years ended December 31, 2015, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3.

The warrant liability in the table above is comprised of the fair value of a warrant for the purchase of Series A preferred stock and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy (see Note 7).

The fair value of the derivative liability (see Note 11) is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments.

As of December 31, 2015 and 2014, the Company determined the per share fair value of the underlying stock price by taking into consideration recent business development and economic factors it deemed relevant. The Company determined the expected term of the instrument to be 0.12 years and 1.0 year for the years ended December 31, 2015 and 2014, respectively. The Company estimated its expected stock volatility to be 74.1% and 78.1% for the years ended December 31, 2015 and 2014 respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 0.14% and 0.25% for the years ended December 31, 2015 and 2014, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period. The Company estimated the expected sales-based milestone payments based on four times the maximum research funding allowable under the CFFT collaboration agreement (see Note 11) plus the expected achievement of certain milestones, which totaled $28,520 for each the years ended December 31, 2015 and 2014. The Company estimated the discount rate in the calculation of the present value of the expected future milestone payments to be 25% and 30% for the years ended December 31, 2015 and 2014, respectively, based on expected returns of alternative investments of a similar type. The Company estimated the probability of a change of control event to be 10% and 50% for the years ended December 31, 2015 and 2014, respectively, by taking into consideration recent developments within the Company.

Changes in the values of the preferred stock warrant liability and the derivative liability are summarized below:

	Preferred Stock Warrant Liability	Derivative Liability
Fair value at December 31, 2012	$42	$—
Initial fair value of derivative liability	—	—
Change in fair value	(2)	141

Fair value at December 31, 2013	40	141
Adjustment to fair value of derivative liability (see Note 11)	—	113
Change in fair value	80	(189)

Fair value at December 31, 2014	120	65
Change in fair value	(10)	(63)

Fair value at Deceember 31, 2015	$110	$2

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2015	2014
Laboratory equipment	$2,999	$2,803
Furniture and fixtures	106	106
Leasehold improvements	364	313
Computer and office equipment	114	98

	3,583	3,320
Less: Accumulated depreciation and amoritization	(3,017)	(2,745)

	$566	$575

Depreciation and amortization expense was $272, $427 and $608 for the years ended December 31, 2015, 2014 and 2013, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2015	2014
Accrued payroll and related expenses	$1,607	$1,080
Accrued other	641	462

	$2,248	$1,542

6.	Convertible Promissory Notes

In July 2014, the Company entered into an agreement to issue $10,000 of convertible promissory notes. The notes bore interest at a rate of 8.0% per annum. The Company received proceeds from the issuance of convertible promissory notes of $3,675 on July 31, 2014, $1,325 on September 29, 2014 and $5,000 on November 4, 2014, aggregating $10,000 for the year ended December 31, 2014. The notes originally matured at various dates within 2016, between sixteen and eighteen months from the date of each note issuance.

As of December 31, 2014, the aggregate principal amount of the convertible promissory notes outstanding was $10,000 and accrued interest on the convertible promissory notes totaled $199, resulting in an aggregate carrying value of the notes and accrued interest of $10,199.

In July 2015, the Company issued an additional $5,000 of convertible promissory notes, increasing the aggregate principal amount of convertible promissory notes to $15,000. The notes bore interest at a rate of 8.0% per annum. In connection with its issuance of the convertible promissory notes, the Company extended the maturity date of all outstanding convertible promissory notes to January 2017.

The outstanding convertible promissory notes, and accrued interest thereon, were (1) automatically convertible upon the completion of a qualified public offering, as defined in the agreement, into the Company’s common stock at a conversion price per share equal to the initial public offering price, (2) automatically convertible upon the closing of a qualifying equity financing, as defined in the agreement, into the class and series of shares to be issued to investors participating in the financing at a conversion price per share equal to the price per share paid by the investors, (3) at the option of each holder upon a liquidation event, either (i) to be paid in cash or (ii) convertible into shares of the Company’s Series A preferred stock at the Series A Conversion Price, as specified in the Company’s certificate of incorporation, as amended and restated, (4) due and payable in cash upon an event of default, as defined in the agreement, (5) prepayable at any time without penalty, and (6) convertible into such class and series of capital stock at a price per share as determined between the Company and the holders of the majority of the outstanding notes principal upon the election of such holders if the notes had not been converted or repaid prior to their maturity dates. There were no financial or negative covenants associated with the convertible promissory notes.

On September 2, 2015, in connection with the Company’s issuance of Series B preferred stock, the principal amount of all outstanding convertible promissory notes, aggregating $15,000, and accrued interest thereon, aggregating $798, were automatically converted into 12,284,466 shares of Series B preferred stock at a price of $1.286 per share.

7.	Preferred Stock Warrant Liability

In July 2008, the Company issued a preferred stock warrant to an investor in connection with the issuance of Series A preferred stock that was immediately exercisable for the purchase of 160,000 shares of Series A preferred stock at an exercise price of $1.00 per share, over a term of ten years from issuance.

The fair value of the warrant on the date of grant of $113 was recorded as a reduction to the initial carrying amount of the Series A preferred stock. The Company remeasures the fair value of the liability for this preferred stock warrant at each reporting date from its grant date, with any adjustments being recorded as a component of other income (expense), net in the Company’s statement of operations and comprehensive loss. For the years ended December 31, 2015, 2014 and 2013, the Company recorded gains (losses) of $10, $(80) and $2, respectively, to reflect the change in fair value of this preferred stock warrant.

The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2015	2014
Expected term (in years)	2.5	3.5
Expected volatility	59.12%	59.80%
Risk-free interest rate	1.21%	1.20%
Expected dividend yield	8.0%	8.0%

Upon the closing of an initial public offering in which the Series A preferred stock is converted into common stock, the preferred stock warrant will become exercisable for common stock instead of preferred stock, and the preferred stock warrant liability, remeasured at fair value at that time, will be reclassified to additional paid-in capital. This occurred upon the completion of the Company’s IPO in February 2016.

8.	Convertible Preferred Stock

As of December 31, 2015 and 2014, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 81,760,000 shares of $0.001 par value preferred stock.

The Company has issued Series A and Series B preferred stock (collectively “Preferred Stock”). The Preferred Stock is classified outside of stockholders’ equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company.

In January 2014, the Company issued 5,000,000 shares of Series A preferred stock at an issuance price of $1.00 per share for proceeds of $4,932, net of issuance costs of $68.

In September 2014, the Company modified the Conversion Price of the Series A preferred stock from $10.8102 per share to $3.6030397 per share. This amendment to the Series A Conversion Price was accounted for as a modification of preferred stock based on a quantitative assessment of the change in the fair value that resulted from the modification of the conversion price on the modification date. The increase in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $6,037, was recorded as a deemed dividend from holders of common stock to the holders of preferred stock, resulting in a decrease to additional paid-in capital of $1,027 and an increase to accumulated deficit of $5,010 as well as a corresponding increase of $6,037 to the carrying value of the Series A preferred stock.

In May 2015, the Company modified the Conversion Price of the Series A preferred stock from $3.6030397 per share to $10.8102 per share. This amendment to the Series A Conversion Price was accounted for as a modification of preferred stock based on a quantitative assessment of the change in the fair value that resulted from the modification of the conversion price on the modification date. The decrease in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $10,565, was recorded as a deemed dividend from holders of preferred stock to the holders of common stock, resulting in an increase to additional paid-in capital of $10,565 and a corresponding decrease of $10,565 to the carrying value of the Series A preferred stock.

In September 2015, the Company issued 17,107,303 shares of Series B preferred stock at an issuance price of $1.286 per share for proceeds of $21,090, net of issuance costs of $910. Concurrent with the sale of Series B preferred stock, all outstanding convertible promissory notes, aggregating $15,000, and accrued interest thereon, aggregating $798, were automatically converted into 12,284,466 shares of Series B preferred stock at a price of $1.286 per share.

In September 2015, in connection with the Series B preferred stock financing, (1) the right of the holders of Series A preferred stock to receive accruing dividends, whether or not declared, at a rate of 8.0% per year of the Original Issue Price per share (as described below) ceased as of August 31, 2015, at which time such cumulative accruing dividends totaled $36,016, and (2) the right of holders of Series A preferred stock to receive a cash payment of accruing dividends upon the automatic conversion of the Series A preferred stock into common stock was modified such that all previously accrued but unpaid dividends on Series A preferred stock will be paid in shares of common stock, at a price of $13.9019172 per share, upon such conversion of the Series A preferred stock. If as of January 1, 2016, the Series A preferred stock has not automatically converted into shares of common stock according to its terms, the holders of the Series A preferred stock will be entitled to receive dividends at the rate of 8.0% per year of the respective Original Issue Price per share, commencing as of the respective original issuance date of the Series A preferred stock. These amendments to the Series A preferred stock dividend rights were accounted for as a modification of preferred stock based on a quantitative assessment of the change in the fair value that resulted from the modification of the dividend rights on the modification date. The decrease in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $173, was recorded as a deemed dividend from holders of preferred stock to the holders of common stock, resulting in an increase to additional paid-in capital of $173 and a corresponding decrease of $173 to the carrying value of the Series A preferred stock.

On December 17, 2015, the right of holders of Series A and Series B preferred stock to become entitled to accruing dividends was further modified such that if, as of April 1, 2016, the Series A and Series B preferred stock has not automatically converted into shares of common stock according to its terms, the holders of the Series A and Series B preferred stock will be entitled to receive dividends at the rate of 8.0% per year of the respective Original Issue Price per share, commencing as of the respective original issuance date of the Series A and Series B preferred stock. The decrease in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $743, was recorded as a deemed dividend from holders of preferred stock to the holders of common stock resulting in an increase to additional paid-in capital of $743 and a corresponding decrease of $743 to the carrying value of the Series A preferred stock. The increase in the fair value of Series B preferred stock measured immediately before the modification and immediately after the modification, equal to $26, was recorded as a deemed dividend from holders of common stock to holders of preferred stock the resulting in an decrease to additional paid-in capital of $26 and a corresponding increase of $26 to the carrying value of the Series B preferred stock. In connection with the completion of the Company’s IPO in February 2016, all outstanding shares of convertible preferred stock were converted to common stock.

As of each balance sheet date, Preferred Stock consisted of the following:

	December 31, 2015
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	76,000,000	75,463,000	$75,378	$111,594	6,980,712
Series B preferred stock	34,057,398	29,391,769	36,914	37,798	2,718,888

	110,057,398	104,854,769	$112,292	$149,392	9,699,600

	December 31, 2014
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	81,760,000	75,463,000	$86,859	$105,809	20,944,249

	81,760,000	75,463,000	$86,859	$105,809	20,944,249

The holders of the Preferred Stock have the following rights and preferences:

Voting Rights

The holders of Preferred Stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote. In addition, the holders of a majority in voting power of the Series A preferred stock are entitled to elect six members of the board of directors of the Company.

Dividends

At the time of their issuance, the holders of Series A preferred stock were entitled to receive dividends in preference to any dividend on common stock at the rate of 8.0% per year of the Original Issue Price. Such dividends accrued daily, compounded annually, were cumulative and were payable, whether or not declared, upon any liquidation event or upon the conversion of the Series A preferred stock into common stock.

In connection with the Series B preferred stock financing in September 2015, the dividends on the Series A preferred stock ceased accruing as of August 31, 2015. In addition, the right of holders of Series A preferred stock to receive a cash payment of accruing dividends upon the automatic conversion of the Series A preferred stock into common stock was modified such that all previously accrued but unpaid dividends on Series A preferred stock will be paid in shares of common stock, at a price of $13.9019172 per share, upon such conversion. If, as of April 1, 2016, the Series A preferred stock has not automatically converted into shares of common stock according to its terms, the holders of the Series A and Series B preferred stock will be entitled to receive dividends at the rate of 8.0% per year of the respective Original Issue Price per share, commencing as of the respective original issuance date of the Series A and Series B preferred stock. Such dividends will accrue daily, compounding annually, and will be cumulative and payable when and if declared by the Company’s board of directors. In addition, such dividends will be payable, whether or not declared, upon any liquidation event or conversion of Series A or Series B preferred stock into common stock. The Original Issue Price is $1.00 per share for Series A preferred stock and $1.286 per share for Series B preferred stock. In February 2016, upon completion of the IPO, the Company issued 2,590,742 shares of common stock in full payment of $36,016 of accrued dividends.

The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of Preferred Stock then outstanding shall first receive, or simultaneously receive, dividends on each outstanding share of Preferred Stock. Through December 31, 2015 and 2014, no dividends had been declared or paid by the Company.

Liquidation

In the event of any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock then outstanding shall be entitled, on a pari passu basis, to be paid out of the assets of the Company available for distribution to stockholders, and before any payment shall be made to holders of common stock, an amount equal to the Original Issue Price per share of each series of preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared. If upon such event, the assets of the Company available for distribution are insufficient to permit payment in full to the holders of Preferred Stock, the proceeds will be ratably distributed among the holders of Preferred Stock in proportion to the respective amounts that they would have received if they were paid in full. In addition, in the event of any liquidation, dissolution or winding-up or of any merger or acquisition of the Company and after payments of the respective Original Issue Price per share, plus any accrued but unpaid dividends thereon, have been made in full to the holders of Preferred Stock, the holders of common stock, together with the holders of Preferred Stock, are entitled to receive all remaining assets available for distribution ratably; provided, however, that if the aggregate amounts which the holders of Series B preferred stock are entitled to receive would exceed $3.215 per share (subject to appropriate adjustment for any stock dividend, stock split, combination or similar recapitalization), the holders of Series B preferred stock shall be entitled to receive the greater of (i) $3.215 per share (subject to appropriate adjustment for any stock dividend, stock split, combination or similar recapitalization) and (ii) the amount such holders would have received if all of their shares of Series B preferred stock had been converted into common stock immediately prior to such liquidation event.

A merger, acquisition, sale of voting control or other transaction of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving company shall be deemed to be a liquidation event. A sale, exclusive license, transfer or other disposition of all or substantially all of the assets of the Company shall also be deemed a liquidation event.

Conversion

Each share of Preferred Stock is convertible into common stock at the option of the stockholder at any time after the date of issuance. In addition, each share of Preferred Stock will be automatically converted into shares of common stock, at the applicable conversion ratio then in effect, upon a qualified public offering with net proceeds of at least $50,000 that results in the Company’s common stock being listed on the NASDAQ or NYSE exchange. In addition, each share of Series A preferred stock will be automatically converted into shares of common stock upon the date specified by vote or written consent of the holders of at least two-thirds of the then outstanding shares of Series A preferred stock, and each share of Series B preferred stock will be automatically converted into shares of common stock upon the date specified by vote or written consent of the holders of at least the majority of the then outstanding shares of Series B preferred stock.

The conversion ratio of each series of Preferred Stock is determined by dividing the Original Issue Price per share of each series of preferred stock by the Conversion Price of each series. The initial Conversion Price for Series A preferred stock was $10.8102 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or recapitalization affecting the Series A preferred stock. On September 30, 2014, the Conversion Price for Series A preferred stock was amended to be $3.6030397 per share. In May 2015, the Conversion Price for Series A preferred stock was amended to be $10.8102 per share. The Conversion Price for Series B preferred stock is $13.9019172 per share.

In February 2016, upon completion of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 9,699,600 shares of common stock and the issuance of 2,590,442 shares of common stock as payment of $36,016 in accruing dividends on the Series A preferred stock.

9.	Common Stock

As of December 31, 2015 and 2014, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 170,000,000 shares and 304,360,000 shares, respectively, of $0.001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2015 and 2014, no dividends have been declared.

As of December 31, 2015 and 2014, the Company had reserved 13,777,199 shares and 24,583,643 shares, respectively, of common stock for the conversion of outstanding preferred stock, the exercise of outstanding stock options and the number of shares remaining for grant under the Company’s 2008 Plan (see Note 10), and the exercise of an outstanding warrant to purchase Series A preferred stock assuming it becomes a warrant to purchase common stock (see Note 7). The Company’s reserved common shares as of December 31, 2015 also includes the number of common shares that would be issued as payment of accruing dividends on Series A preferred stock due as of December 31, 2015 upon completion of a qualified initial public offering (see Note 8).

10.	Stock-Based Compensation

2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan, as amended, (the “2008 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2008 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years.

The total number of shares of common stock that may be issued under the 2008 Plan was 1,650,975 shares and 3,732,343 shares as of December 31, 2015 and 2014, respectively, of which 492,692 shares and 2,622,404 shares remained available for future grant at December 31, 2015 and 2014, respectively. In May 2015, the Company effected a decrease in the number of shares of common stock reserved for issuance under the 2008 Plan from 3,732,343 shares to 1,650,975 shares.

Vesting periods are determined at the discretion of the board of directors. Stock options granted to employees and directors typically vest over four years. Stock options granted to non-employees typically vest over periods ranging from six months to four years, depending on the period during which the services are being provided. The Company measures and records the value of these options over the period of time services are provided and, as such, unvested portions are subject to remeasurement at subsequent reporting periods.

During the years ended December 31, 2015, 2014 and 2013, the Company granted options to purchase 233,152 shares, 501,724 shares and 143,665 shares, respectively, of common stock to employees and directors. The Company recorded stock-based compensation expense for options granted to employees and directors of $470, $203 and $217 during the years ended December 31, 2015, 2014 and 2013, respectively.

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of December 31, 2015, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $715. During the years ended December 31, 2015, 2014 and 2013, the Company did not grant any options to non-employees. For the years ended December 31, 2015, 2014 and 2013 the Company recorded stock-based compensation expense for options granted to non-employees prior to 2013 of $(111), $71 and $98, respectively.

Stock-based compensation expense for the three months ended June 30, 2015 was reduced by $478 for the cumulative correction of immaterial errors associated with the recognition of stock-based compensation for certain stock options with performance-based vesting conditions. Of this amount, $168 related to years prior to 2015 and $310 related to the three months ended March 31, 2015. Based upon its evaluation of relevant factors, the Company concluded that the uncorrected errors in its previously issued financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction during the six months ended June 30, 2015 is not material to the Company’s results for the year ending December 31, 2015.

2016 Equity Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which will become effective upon the day immediately prior to the date that the registration statement for the Company’s initial public offering is declared effective (see Note 17).

One-time stock option grant to non-employee

On October 28, 2015, the Company made a one-time grant of options to a non-employee to purchase 9,250 shares of our common stock with an exercise price of $2.38 per share which were granted outside of the 2008 Stock Option Plan. The options were fully vested upon the grant date as such the Company calculated the fair value of the options on the date of the grant. The Company calculated fair value at $12.23 per option utilizing the Black-Scholes option pricing model with the following inputs used to determine the fair value (i) Risk-free interest rate of 0.0%; (ii) Expected term (in years) of 0.08 years; (iii) Expected volatility of 60.28% and (iv) Expected dividend yield of 0.0%. The Company recognized $113 of stock compensation expense within general and administrative expenses for the year ended December 31, 2015. The Company received cash proceeds of $22 for the option exercise during the year ended December 31, 2015. The aggregate intrinsic value of the stock option exercised during the year ended December 31, 2015 was $114.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rates	1.68%	1.93%	0.97%
Expected term (in years)	5.99	6.04	5.93
Expected volatility	56.86%	60.16%	60.45%
Expected dividend yield	—	—	—

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2014	972,600	$2.76	7.90	$250
Granted	233,152	13.18
Exercised	(41,601)	1.80
Forfeited	(184,817)	2.29

Outstanding at December 31, 2015	979,334	$5.38	7.86	$9,141

Vested and expected to vest at December 31, 2015	896,084	$5.65	8.10	$8,115

Options exercisable at December 31, 2015	391,145	$3.01	7.03	$4,576

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2015 and 2014 was $175 and $248, respectively.

The Company received cash proceeds from the exercise of stock options of $95, $177 and $16 during the years ended December 31, 2015, 2014 and 2013.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $7.13, $1.91 and $1.32, respectively.

The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $506, $183 and $262, respectively.

Stock-based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development	$72	$161	$152
General and administrative	400	113	163

	$472	$274	$315

As of December 31, 2015 and 2014, total unrecognized compensation cost related to the unvested stock-based awards was $1,921 and $828, respectively, which is expected to be recognized over weighted average periods of 3.17 years and 3.44 years, respectively.

11.	Collaboration, Research Grant and License Agreements

Astellas Pharma Inc.

In November 2014, the Company entered into a worldwide Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). The focus of the Astellas Agreement is to identify, develop and commercialize therapeutic candidates relating to the Unfolded Protein Response (“UPR”) pathway.

Financial Terms

Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5,000 with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014 (see Note 6). In addition, the Company will be eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398,450, as well as tiered royalty payments ranging in the mid single-digit to low double- digit percentages of net sales, as defined in the agreement. Under the agreement, the companies will conduct research during the initial research term, which is three and a half years, to identify lead compounds for clinical development. Astellas will reimburse the Company at a specified rate for time incurred as well as 100% of any third-party costs incurred by the Company. Research funding to the Company for the year ended December 31, 2015 first year of the research term was approximately $6,030, exclusive of reimbursement of third-party costs. In addition, Astellas had the right to specify two additional projects to be conducted under the same terms, which, if it fully exercised this right, would bring the total potential payments under the collaboration to $1,200,000. This right had not been exercised by Astellas as of December 31, 2015 or 2014 and was initially set to lapse on May 4, 2015. Astellas has requested, and the Company has agreed, to extend the exercise period for this right through November 4, 2016. Astellas will develop and have full control over, at its sole cost and expense, the commercialization of each licensed product unless the Company exercises its option to opt in for global co-development and U.S. co-commercialization rights. These options to co-develop and/or co- commercialize are at the Company’s sole discretion. If the options are not exercised, the Company will not have any continuing performance obligations.

The Company determined that the deliverables under the agreement include (i) the research license, (ii) the research services to be provided over the research term, which is three and a half years, and (iii) the Company’s participation in the Joint Research Committee (the “Committee”) to be provided over the initial three and a half year research term of the agreement. The Company concluded that the research license and the involvement in the Committee did not have standalone value to Astellas and, therefore, are not separable from the research services. Therefore, the research license, research services and participation in the Committee have been combined and accounted for as a single unit of accounting. Accordingly, the research funding support payments and any reimbursement of third-party costs are being recognized by the Company as revenue over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. None of the research services had commenced as of December 31, 2014 and, therefore, the Company did not recognize any revenue under the agreement during the year ended December 31, 2014. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. An $800 non-substantive milestone payment earned during the year ended December 31, 2015 is being recognized, along with the other arrangement consideration, over the three and half year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term. Any additional future milestone payments received will be recognized as revenue over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payment is earned. Revenue recognized under the Astellas Agreement during the year ended December 31, 2015 totaled $1,272.

As of December 31, 2015 and 2014, deferred revenue related to the Astellas Agreement totaled $3,230 and $588, respectively.

Term and Termination

The term of the Astellas Agreement commenced in November 2014 and will continue in full force and effect, unless terminated under the conditions described below, until expiration of all applicable royalty terms with respect to all licensed products in all countries in the territory defined as per the agreement.

The agreement will automatically terminate at the end of the three and a half year research term if Astellas has not designated at least one development compound, unless mutually agreed to be extended. Astellas has the unilateral right to terminate the agreement on a project-by-project basis by providing written notice to the Company. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.

Biogen

In December 2013, the Company entered into a Collaborative Research, Development, Commercialization and License Agreement (the “Biogen Agreement”) with Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”). The focus of the Biogen Agreement is to research, develop and commercialize licensed products to attack toxic proteins implicated in the development of Alzheimer’s and Parkinson’s diseases.

Financial Terms

Under the terms of the agreement, Biogen agreed to pay a nonrefundable upfront fee to the Company of $2,500 and to purchase $5,000 of its Series A preferred stock under existing terms purchased on January 3, 2014. In addition, the Company is eligible for research funding support and future research, development and sales milestone payments of up to$195,500, as well as tiered royalties ranging in the mid single-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies will conduct preclinical research to identify lead compounds for clinical development with the Company and Biogen sharing costs on a 49% and 51% basis, respectively. Research funding payments due to the Company are guaranteed over the first two years of the agreement and total $4,000. In addition, third-party costs incurred by both parties are shared at the same ratio with corresponding payments made between the parties on a quarterly basis. At specified points in development, the Company will have the option to participate in global co-development and U.S. co-commercialization activities. These options to co-develop and co-commercialize are exercisable at the Company’s sole discretion. If the options are not exercised, the Company will not have any continuing performance obligations.

The Company determined that the deliverables under the agreement include (i) the research license, (ii) the research services to be provided over the four-year research term of the agreement, and (iii) the Company’s participation in the Joint Research Committee (the “Committee”) to be provided over the initial four-year research term of the agreement. The Company concluded that the research license and the involvement in the Committee did not have standalone value to Biogen and, therefore, are not separable from the research services. Therefore, the research license, research services and participation in the Committee have been combined and accounted for as a single unit of accounting. Accordingly, the upfront fee, research payments and any reimbursement of third-party costs are being recognized by the Company as revenue over the four-year research term of the agreement, which commenced in December 2013, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. A $2,000 non-substantive milestone payment earned during the year ended December 31, 2014 is being recognized, along with the other arrangement consideration, over the four-year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term. Any additional future milestone payments received will be recognized as revenue over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payment is earned. Revenue recognized under the Biogen Agreement during the years ended December 31, 2015, 2014 and 2013 totaled $3,040, $2,407 and $146, respectively.

As of December 31, 2015 and 2014, deferred revenue related to the Biogen Agreement totaled $5,111 and $5,072, respectively.

Term and Termination

The term of the Biogen Agreement commenced in December 2013 and will continue in full force and effect, unless terminated under the conditions described below, until expiration of all applicable royalty terms with respect to all licensed products in all countries in the territory defined as per the agreement.

The agreement will automatically terminate at the end of the four-year research term if Biogen has not designated at least one development compound, unless mutually agreed to be extended.

Biogen has the unilateral right to terminate the agreement in the event that (i) the in vivo target validation milestone has not been achieved within 12 months of the effective date, or (ii) at least one lead compound has not met the development candidate criteria within three years after the effective date. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.

Cystic Fibrosis Foundation Therapeutics, Inc.

In March 2012, the Company entered into a Research, Development and Commercialization Agreement (the “CFFT Agreement”) with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). Under terms of the CFFT Agreement, which was subsequently amended in May 2013 and January 2014, CFFT agreed to provide up to $5,704 (the “Award’) in research funding to the Company over two non-consecutive one-year periods from March 2012 to March 2013 and from January 2014 to December 2014. Revenue recognized under the CFFT Agreement totaled $0, $2,561 and $691, for the years ended December 31, 2015, 2014 and 2013, respectively, which was recognized as the services were performed over the contractual periods of the agreement, as described above.

Under the CFFT agreement, the Company has agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34,224 upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. The Company has also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22,816, on any amounts received by the Company from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by the Company through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. As of December 31, 2015 and 2014, the Company had not developed a commercial product in connection with this collaboration, and it had not sold, licensed or transferred rights in the technology resulting from this collaboration.

In lieu of the milestone and royalty payments described above, in the event of a change of control of the Company, CFFT may elect to accept a one-time payment equal to the consideration CFFT would have received if it had owned (a) 268,265 shares of the Company’s common stock if the change of control occurs prior to the selection by the Company of a compound intended for product approval, or (b) 444,025 shares of the Company’s common stock if the change of control occurs after the selection by the Company of a compound intended for product approval. This alternative payment option upon a change of control would be cash settled in the event of a change of control and meets the definition of an embedded derivative. The Company estimated the fair value of this liability and concluded that the liability was immaterial as of the inception date of the CFFT Agreement. The Company estimated the fair value of this derivative liability to be $2 and $65 as of December 31, 2015 and 2014, respectively (see Note 3). In conjunction with the January 2014 amendment to the CFFT Agreement, the number of shares underlying the alternative payment option was amended to increase the number of shares used in the calculation resulting in an increase of $113 to the fair value of the instrument. The increase in the derivative liability was allocated to the consideration received for research funding under the CFFT Agreement and reduced the amount of revenue that will be recognized over the research funding term by a corresponding amount.

The CFFT Agreement will expire when there are no longer any payment obligations, unless terminated earlier. Each party may terminate for an uncured material breach of any material covenants or obligations or if any representation or warranty is materially untrue as of the date made and uncured after 30 days from notice. CFFT may also terminate if a case or proceeding under the bankruptcy laws is filed against the Company and not dismissed within 60 days, or if the Company files for insolvency, reorganization, receivership, dissolution or liquidation.

Michael J. Fox Foundation for Parkinson’s Research

In May 2013, the Company was awarded a one-year research grant totaling $486 from the Michael J. Fox Foundation for Parkinson’s Research (the “MJFF Research Grant”). Revenue recognized during the years ended December 31, 2015, 2014 and 2013 under the MJFF Research Grant totaled $0, $182 and $304, respectively.

Presidents and Fellows of Harvard College Licensing Agreement

The Company has acquired certain exclusive and nonexclusive rights to use, research, develop and offer for sale certain products and patents under a licensing agreement, as amended in December 2013, with Presidents and Fellows of Harvard College (the “Harvard Agreement”). The licensing rights obligate the Company to make payments to the licensor for license fees, milestones, license maintenance fees and royalties. If the Company exercises its co-development option under the Biogen Agreement, the Company is obligated to make future milestone payments under the Harvard Agreement of up to $3,500 upon achieving specified developmental and clinical milestones and up to $6,000 upon achieving specified commercialization milestones. If the Company does not exercise its co-development option under the Biogen Agreement, the future development and clinical milestone payments increase to up to $15,400 and the future commercialization and sales milestone payments increase to up to $103,500. Under the licensing agreements, the Company will also owe single-digit royalties on sales of commercial products, if any, developed using the licensed technologies. If the Company grants any sublicense rights under the license agreement, it would be obligated to make sublicense milestone payments of up to $1,000. As of December 31, 2015 and 2014, the Company had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

The Harvard Agreement will expire upon expiration of the last of any patent rights covered under this agreement.

The Company recorded research and development expenses of $100, $100 and $50, during the years ended December 31, 2015, 2014 and 2013, respectively, for licensing fees due under the Harvard Agreement. In addition, in connection with the Biogen Agreement, the Company recorded research and development expenses of $250 during the year ended December 31, 2013 for sublicensing fees due under the Harvard Agreement.

12.	Income Taxes

During the years ended December 31, 2015, 2014 and 2013, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2015	2014	2013
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.0)	(5.0)	(5.2)
Research and development tax credit carryforwards	(4.4)	(5.5)	(7.8)
Expiration of state net operating loss carryforwards	—	2.4	0.8
Non-deductible expenses	1.2	1.1	0.5
Change in deferred tax asset valuation allowance	42.2	41.0	45.7

Effective income tax rate	(0.0)%	(0.0)%	(0.0)%

Net deferred tax assets as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Net operating loss carryforwards	$39,392	$30,534
Research and development tax credit carryforwards	5,015	3,912
Accrued expenses and other	2,155	1,545

Total deferred tax assets	46,562	35,991

Depreciation and amortization	(86)	(77)

Total deferred tax liabilities	(86)	(77)

Valuation allowance	(46,476)	(35,914)

Net deferred tax assets	$—	$—

As of December 31, 2015 and 2014, the Company had federal and state net operating loss carryforwards (“NOLs”) of $190,667 and $145,884, respectively, which may be available to offset future taxable income and federal and state NOLs begin to expire in 2026 and 2030, respectively. As of December 31, 2015 and 2014, the Company also had research and development tax credit carryforwards of $5,751 and $4,481, respectively, which may be available to offset future income tax liabilities. Federal and state research and development tax credit carryforwards begin to expire in 2027 and 2025, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2015 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has not yet conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the statements of operations and comprehensive loss or statements of cash flows if an adjustment were required.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2015 and 2014. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2015 and 2014 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December
	2015	2014
Valuation allowance at beginning of year	$(35,914)	$(29,442)
Decreases recorded at benefit to income tax provision	—	—
Increases recorded to income tax provision	(10,562)	(6,472)

Valuation allowance at end of year	$(46,476)	$(35,914)

The Company has not yet recorded any amounts for unrecognized tax benefits, interest or penalties historically through December 31, 2015. The Company files income tax returns in the U.S. federal and state jurisdictions in which it operates. The Company’s income tax returns are generally subject to tax examinations for the tax years ended December 31, 2012 to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(25,040)	$(15,772)	$(15,720)
Modifications of Series A preferred stock	11,481	(6,037)	—
Modifications of Series B preferred stock	(26)	—	—
Accruing dividends on preferred stock	(9,724)	(7,837)	(6,887)

Net loss attributable to common stockholders	$(23,309)	$(29,646)	$(22,607)

Denominator:
Weighted average number of common shares outstanding—basic and diluted	553,162	465,115	419,633

Net loss per share attributable to common stockholders—basic and diluted	$(42.14)	$(63.74)	$(53.87)

The Company’s potential dilutive securities, which include stock options, convertible preferred stock and a warrant to purchase preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2015	2014	2013
Convertible preferred stock (as converted to common stock)	9,699,600	20,944,249	6,518,186
Payment of accruing dividends on Series A preferred stock in shares of common stock upon conversion of Series A preferred stock	2,590,742	—	—
Options to purchase common stock	979,365	972,603	828,467
Warrant for the purchase of convertible preferred stock (as converted to common stock)	14,800	44,406	14,800

	13,284,507	21,961,258	7,361,453

In addition to the potentially dilutive securities noted above, as of December 31, 2014, the Company had outstanding convertible promissory notes for which principal and unpaid accrued interest due under the notes was automatically convertible into the class of the Company’s stock issued in the Company’s next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing (see Note 6). Because the necessary conditions for conversion of the notes had not been met as of December 31, 2014, the Company excluded these notes from the table above and the calculation of diluted net loss per share for the year ended December 31, 2014. On September 2, 2015, and concurrent with the sale of Series B preferred stock, all outstanding convertible promissory notes and accrued interest thereon were automatically converted into shares of Series B preferred stock (see Note 8).

14.	Commitments and Contingencies

Lease

In March 2009, the Company entered into a lease agreement for office and laboratory space, which, as amended, has a term expiring on May 31, 2018. Monthly lease payments, inclusive of non-rent shared tenant occupancy costs, total $153. Monthly lease payments include base rent charges of $110, which are subject to an annual increase of 1.4%. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid.

The Company issued an unconditional and irrevocable standby letter of credit in the amount of $294 as a security deposit pursuant to the lease agreement. The irrevocable standby letter of credit is secured by a certificate of deposit, renews annually automatically and expires on May 31, 2018. The Company recorded the certificate of deposit purchase as restricted cash in its financial statements.

The Company recorded rent expense of $1,659, $1,565 and $1,717 during the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes the future minimum lease payments due under the operating lease as of December 31, 2015:

Year Ending December 31,
2016	$1,326
2017	1,344
2018	563

Total	$3,233

Collaboration and License Agreements

The Company has entered into collaboration and license agreements under which it is obligated to make contingent payments (see Note 11).

Research Commitments

During the year ended December 31, 2015, the Company entered into research and development agreements with various vendors to provide chemists, research scientists and testing services to assist with its research and development efforts. As of December 31, 2015, the Company had committed to minimum payments totaling $626 through March 31, 2016 related to these agreements.

In December 2014, the Company entered into a six-month non-cancelable research and development agreement with a vendor to provide contract chemists to assist with research and development efforts. As of December 31, 2014, the Company had committed to minimum payments totaling $684 for these services through June 30, 2015.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2015 or 2014.

15.	401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. To date, no contributions have been made to the plan by the Company.

16.	Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$807	$1,070	$1,201	$1,234

Operating expenses:
Research and development	4,503	5,976	6,258	5,787
General and administrative	1,321	1,709	1,523	1,769

Total operating expenses	5,824	7,685	7,781	7,556

Loss from operations	(5,017)	(6,615)	(6,580)	(6,322)
Interest income	—	—	—	—
Interest expense	(201)	(209)	(189)	—
Other income (expense), net	(522)	205	(281)	691

Net loss and comprehensive loss	(5,740)	(6,619)	(7,050)	(5,631)

Modification of Series A preferred stock	—	10,565	173	743
Modification of Series b preferred stock	—	—	—	(26)
Accruing dividends on Series A preferred stock	(2,087)	(2,152)	(2,459)	(3,026)

Net loss attributable to common stockholders	$(7,827)	$1,794	$(9,336)	$(7,940)

diluted	$(14.68)	$3.24	$(16.77)	$(13.95)

Weighted average common shares outstanding—basic and diluted	533,097	553,526	556,567	569,026

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$1,016	$1,476	$1,342	$1,316

Operating expenses:
Research and development	3,363	3,766	4,197	5,418
General and administrative	1,120	1,114	1,090	765

Total operating expenses	4,483	4,880	5,287	6,183

Loss from operations	(3,467)	(3,404)	(3,945)	(4,867)
Interest income	—	—	1	—
Interest expense	—	—	(40)	(159)
Other income (expense), net	(181)	(63)	110	243

Net loss and comprehensive loss	(3,648)	(3,467)	(3,874)	(4,783)

Modification of Series A preferred stock	—	—	(6,037)	—
Accruing dividends on Series A preferred stock	(1,933)	(1,992)	(2,054)	(1,858)

Net loss attributable to common stockholders	$(5,581)	$(5,459)	$(11,965)	$(6,641)

diluted	$(13.23)	$(12.91)	$(24.22)	$(12.76)

Weighted average common shares outstanding—basic and diluted	421,904	422,910	493,943	520,305

17.	Subsequent Events

For its financial statements as of December 31, 2015 and for the year then ended, the Company evaluated subsequent events through March 30, 2016, the date on which these financial statements were issued.

Reverse Stock Split

On January 19, 2016, the Company effected a 1-for-10.8102 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which will become effective upon the day immediately prior to the date that the registration statement for the Company’s initial public offering is declared effective. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan is 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Plan will be added back to the shares of common stock available for issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which will become effective in connection with the completion of the Company’s initial public offering. A total of 138,757 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by the least of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 and (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors.

Initial Public Offering

On February 11, 2016, the Company issued and sold 6,250,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $8.00 per share, for net proceeds of $42.7 million after deducting underwriting discounts and commissions of $3.5 million and other offering expenses of $3.8 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 9,699,600 shares of common stock, and the Company issued 2,590,742 shares of common stock as payment of $36,016 of accruing dividends due to holders of Series A preferred stock. In addition, the Company’s convertible preferred stock warrant outstanding at the close of the IPO converted to a warrant to purchase common stock.

Exhibit List

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

3.2	Fifth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-208735	3.2	February 1, 2016

3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-208735	4.1	February 1, 2016

4.2	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

10.1†	Research, Development and Commercialization Agreement by and between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated March 20, 2012, as amended on May 6, 2013, and January 1, 2014	S-1	333-208735	10.1	December 23, 2015

10.2†	Amended and Restated License Agreement by and between Registrant and President and Fellows of Harvard College, dated as of December 5, 2013	S-1	333-208735	10.2	December 23, 2015

10.3†	Collaborative Research, Development, Commercialization and License Agreement by and between the Registrant and Biogen Idec New Ventures Inc., dated as of December 5, 2013	S-1	333-208735	10.3	December 23, 2015

10.4†	Collaboration and License Agreement by and between Astellas Pharma Inc. and the Registrant, dated as of November 4, 2014, as amended May 1, 2015.	S-1	333-208735	10.4	December 23, 2015

10.5#	2008 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-208735	10.5	December 23, 2015

10.6#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-208735	10.6	February 1, 2016

10.7	Lease by and between the Registrant and Are-Tech Square, LLC, dated March 31, 2009, as amended on April 16, 2009, March 9, 2011, and June 25, 2014	S-1	333-208735	10.7	December 23, 2015

10.8	Form of Indemnification Agreement, between the Registrant and its officers and directors	S-1	333-208735	10.8	December 23, 2015

10.9#	Offer Letter by and between the Registrant and Meenu Chhabra, dated April 4, 2014	S-1/A	333-208735	10.9	February 1, 2016

10.10#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-208735	10.10	February 1, 2016

10.11#	Form of Offer Letter by and between the Registrant and the executive officers of the Registrant	S-1/A	333-208735	10.11	February 1, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

10.12#	Consulting Agreement by and between the Registrant and Dr. Jeffery W. Kelly, dated as of August 1, 2013	S-1	333-208735	10.12	December 23, 2015

10.13	Amendment No. 2 to Collaboration and License Agreement, by and between Astellas Pharma Inc. and the Registrant, dated as of August 5, 2015	S-1	333-208735	10.13	December 23, 2015

10.14	Amendment No. 3 to Collaboration and License Agreement, by and between Astellas Pharma Inc. and the Registrant, dated as of December 1, 2015	S-1	333-208735	10.14	December 23, 2015

10.15#	2016 Employee Stock Purchase Plan	S-1/A	333-208735	10.15	February 1, 2016

10.16#	Non-Employee Director Compensation Policy	S-1/A	333-208735	10.16	February 1, 2016

10.17#	Employment Agreement by and between the Registrant and Meenu Chhabra, dated as of March 11, 2016 (effective as of March 15, 2016)	8-K	001-37695	10.1	March 16, 2016

10.18#	Employment Agreement by and between the Registrant and Po-Shun Lee, dated as of March 11, 2016 (effective as of March 15, 2016)	8-K	001-37695	10.2	March 16, 2016

10.19#	Consulting Agreement, by and between the Registrant and Danforth Advisors, LLC, dated as of April 15, 2015	8-K/A	001-37695	10.3	March 21, 2016

24.1	Power of Attorney (included on signature page)				Furnished herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

†	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Represents management contract or compensation plan, contract, or agreement.