Form 10-Q
period 2016-03-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2016-05-13
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37695

Proteostasis Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8436652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Technology Square, 4th Floor

Cambridge, Massachusetts 02139

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (617) 225-0096

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2016, there were 19,139,486 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain and maintain regulatory approval of PTI-428 for any indication, and the labeling under any approval we may obtain;

•	anticipated developments relating to our competitors and our industry;

•	anticipated regulatory developments in the United States and foreign countries;

•	anticipated developments with respect to, and the commercial availability of, CFTR modulators with which PTI-428 is intended to be administered, including Vertex’s ivacaftor and lumacaftor;

•	our plans to develop and commercialize PTI-428, PTI-130 and our combination solutions, including PTI-NC-733, including the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;

•	the performance of our third-party manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size and growth of the potential markets for PTI-428, PTI-130 and our combination solutions, and our ability to serve those markets;

•	the rate and degree of market acceptance of PTI-428, PTI-130 and our combination solutions for any indication;

•	our ability to obtain additional financing;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	our ability to hire and retain key scientific and management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$49,807	$13,844
Accounts receivable	136	918
Other current assets	824	180

Total current assets	50,767	14,942
Property and equipment, net	524	566
Deferred offering costs	—	2,744
Other assets	123	144
Restricted cash	294	294

Total assets	$51,708	$18,690

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,207	$3,330
Accrued expenses	1,172	2,248
Deferred revenue	4,028	4,076
Deferred rent	187	182

Total current liabilities	8,594	9,836
Deferred revenue, net of current portion	3,292	4,265
Deferred rent, net of current portion	240	287
Preferred stock warrant liability	—	110
Derivative liability	57	2

Total liabilities	12,183	14,500
Commitments and contingencies
Convertible preferred stock, (Series A and B), $0.001 par value; 0 and 110,057,398 shares authorized as of March 31, 2016 and December 31, 2015, respectively; 0 and 104,854,769 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $149,392, respectively, as of March 31, 2016 and December 31, 2015	—	112,292

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 125,000,000 and 170,000,000 shares authorized as of March 31, 2016 and December 31, 2015, respectively; 19,139,041 and 571,137 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	20	1
Additional paid-in capital	167,714	12,115
Accumulated deficit	(128,209)	(120,218)

Total stockholders’ equity (deficit)	39,525	(108,102)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$51,708	$18,690

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$1,158	$807

Operating expenses:
Research and development	6,876	4,503
General and administrative	2,301	1,321

Total operating expenses	9,177	5,824

Loss from operations	(8,019)	(5,017)
Interest expense	—	(201)
Other income (expense), net	28	(522)

Net loss and comprehensive loss	(7,991)	(5,740)

Accruing dividends on preferred stock	(1,378)	(2,087)

Net loss attributable to common stockholders	$(9,369)	$(7,827)

Net loss per share attributable to common stockholders—basic and diluted	$(0.87)	$(14.68)

Weighted average common shares outstanding—basic and diluted	10,766,722	533,097

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible						Total
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balances at December 31, 2015	104,854,769	$112,292	571,137	1	$12,115	$(120,218)	$(108,102)
Exercise of stock options	—	—	17,344	—	41	—	41
Stock-based compensation expense	—	—	—	—	308	—	308
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	6,250,000	6	42,881	—	42,887
Conversion of convertible preferred stock to common stock	(104,854,769)	(112,292)	9,699,600	10	112,282	—	112,292
Issuance of common stock to settle accruing Series A dividends	—	—	2,590,742	3	(3)	—	—
Issuance of common stock for partial payment of accrued bonus	—	—	10,218	—	62	—	62
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	(7,991)	(7,991)

Balances at March 31, 2016	—	$—	19,139,041	$20	$167,714	$(128,209)	$39,525

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,991)	$(5,740)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66	62
Non-cash rent expense	—	67
Prepaid rent expense	(42)	—
Non-cash interest expense	—	201
Stock-based compensation expense	308	438
Change in fair value of derivative liability	55	500
Change in fair value of preferred stock warrant liability	(82)	19
Changes in operating assets and liabilities:
Accounts receivable	782	(862)
Other current assets	(644)	(356)
Other assets	21	65
Accounts payable	957	(1,019)
Accrued expenses	(806)	621
Deferred revenue	(1,021)	1,474

Net cash used in operating activities	(8,397)	(4,530)

Cash flows from investing activities:
Purchases of property and equipment	(24)	(7)

Net cash used in investing activities	(24)	(7)

Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	46,500	—
Proceeds from exercise of stock options	41	39
Payments of initial public offering costs	(2,157)	—

Net cash provided by financing activities	44,384	39

Net (decrease) increase in cash and cash equivalents	35,963	(4,498)
Cash and cash equivalents at beginning of period	13,844	8,793

Cash and cash equivalents at end of period	$49,807	$4,295

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$112,292	$—
Issuance of common stock to settle accrued Series A preferred stock dividends	$3	$—
Issuance of common stock for partial payment of accrued bonus	$62	$—
Conversion of preferred stock warrants into common stock warrants	$28	$—
Additions to property and equipment included in accounts payable or accrued expenses	$—	$101
Deferred offering costs included in accounts payable and accrued expenses	$—	$52

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2016, the Company has primarily funded its operations with proceeds received from its initial public offering, proceeds from the sale of convertible preferred stock and, to a lesser extent, payments received in connection with collaboration agreements and research grants. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $128,209 as of March 31, 2016. The Company expects to continue to generate losses for the foreseeable future. As of March 31, 2016, the Company expects that its cash of $49,807 will be sufficient to fund its operating expenses and capital expenditure requirements through at least March 31, 2017. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Reverse Stock Split

On January 19, 2016, the Company effected a 1-for-10.8102 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Initial Public Offering

In February 2016, the Company issued and sold 6,250,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $8.00 per share, for net proceeds of $42,887 after deducting underwriting discounts and commissions of $3,500 and other offering expenses of $3,613. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 9,699,600 shares of common stock, and the Company issued 2,590,742 shares of common stock as payment of $36,016 of accruing dividends due to holders of Series A preferred stock. In addition, the Company’s convertible preferred stock warrant outstanding at the close of the IPO converted to a warrant to purchase common stock.

In connection with the completion of the IPO, the Company amended its certificate of incorporation to authorize the future issuance of up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of March 31, 2016, there were no shares of preferred stock issued or outstanding.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

The unaudited interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2016 and results of operations and cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

2.	Summary of Significant Accounting Policies

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded $2,744 of deferred offering costs in contemplation of the Company’s initial public offering. On February 11, 2016, the Company reclassified $3,613 of deferred offering costs to additional paid-in capital as a reduction of the proceeds from the IPO.

Restricted Cash

At March 31, 2016 and December 31, 2015, restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2016, the Company’s cash equivalents consisted of money market funds.

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

The Company’s derivative liability and cash equivalents are carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

In connection with the automatic conversion of the Company’s convertible preferred stock, which occurred upon the listing of the Company’s common stock on the NASDAQ on February 10, 2016, the preferred stock warrant became a warrant to purchase common stock and the liability was remeasured at fair value and reclassified to additional paid-in capital.

Net Loss per Share

In February 2016, upon the closing of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 9,699,600 shares of the Company’s common stock. Prior to this conversion, the Company followed the two-class method when computing net loss per share as the Company had issued shares that met the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company reported a net loss or a net loss attributable to common stockholders resulting from dividends or accretion related to its redeemable convertible preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its financial position, statements of operations and statement of cash flows.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The new standard clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. This ASU will become effective for the Company on January 1, 2017. The Company is currently evaluating the impact that the adoption of ASU 2016-10 will have on its financial statements.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$45,628	$—	$—	$45,628

	$45,628	$—	$—	$45,628

Liabilities:
Derivative liability	$—	$—	$57	$57

	$—	$—	$57	$57

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$2	$2
Preferred stock warrant liability	—	—	110	110

	$—	$—	$112	$112

As of March 31, 2016, the Company’s cash equivalents, which were invested in money market funds, were valued based on Level 1 inputs. The Company did not hold any cash equivalents as of December 31, 2015. During the periods ended March 31, 2016 and December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

The warrant liability in the table above is comprised of the fair value of a warrant for the purchase of Series A preferred stock and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. On February 10, 2016, upon the closing of the initial public offering the Series A preferred stock converted into common stock, the preferred stock warrant became exercisable for common stock instead of preferred stock, and the preferred stock warrant liability, was remeasured at the fair value at that time, then reclassified to additional paid-in capital.

The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

	As of February 10,	As of December 31,
	2016	2015
Expected term (in years)	2.25	2.5
Expected volatility	73.24%	59.12%
Risk-free interest rate	0.74%	1.21%
Expected dividend yield	8.0%	8.0%

The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments.

As of March 31, 2016, the Company determined the per share common stock price available based on publicly traded markets. As of December 31, 2015, the Company determined the per share fair value of the underlying stock price by taking into consideration recent business development and economic factors it deemed relevant. The Company determined the expected term of the instrument to be 2.50 years and 0.12 years as of March 31, 2016 and December 31, 2015, respectively. The Company estimated its expected stock volatility to be 76.9% and 74.1% as of March 31, 2016 and December 31, 2015, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 0.80% and 0.14% as of March 31, 2016 and December 31, 2015, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period. The Company estimated the expected sales-based milestone payments based on four times the maximum research funding allowable under the CFFT collaboration agreement plus the expected achievement of certain milestones, which totaled $28,520 as of March 31, 2016 and December 31, 2015. The Company estimated the discount rate in the calculation of the present value of the expected future milestone payments to be 25% as of March 31, 2016 and December 31, 2015, based on expected returns of alternative investments of a similar type. The Company estimated the probability of a change of control event to be 5% and 10% as of March 31, 2016 and December 31, 2015, respectively, by taking into consideration recent developments within the Company.

Changes in the values of the preferred stock warrant liability and the derivative liability are summarized below:

	Preferred Stock	Derivative
	Warrant Liability	Liability
Fair value at December 31, 2015	$110	$2
Change in fair value	(82)	55
Conversion to common stock warrant	(28)	—

Fair value at March 31, 2016	$—	$57

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued payroll and related expenses	$711	$1,607
Accrued other	461	641

	$1,172	$2,248

5.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan is 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Plan will be added back to the shares of common stock available for issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective in connection with the completion of the Company’s initial public offering. A total of 138,757 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by the least of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 and (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors.

Stock-Based Compensation

The Company grants stock-based awards under the 2016 Plan and is authorized to issue common stock under the 2016 ESPP. The Company also has outstanding stock options under its 2008 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2016, 1,247,893 shares of common stock were available for issuance under the 2016 Plan. As of March 31, 2016, 138,757 shares of common stock were available for issuance to participating employees under the 2016 ESPP. Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$84	$391
General and administrative	224	47

	$308	$438

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of March 31, 2016, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $742. During the three months ended March 31, 2016 and 2015, the Company did not grant any options to non-employees. For the three months ended March 31, 2016 the Company did not record any stock-based compensation expense for options granted to non-employees prior to 2013. For the three months ended March 31, 2015 the Company recorded stock-based compensation expense for options granted to non-employees prior to 2013 of $372.

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

6.	Collaboration Agreement

Biogen

In December 2015, the Company commenced the third year of the research term under the Collaborative Research, Development, Commercialization and License Agreement (the “Biogen Agreement”) with Biogen New Ventures (“Biogen”). Under the original terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, the Company is entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term the Company received research funding payments on a guaranteed basis in the amount of $4,000. Payments received as reimbursement for actual costs incurred will be accounted for in the same manner as the guaranteed research funding payments, such that the payments will be recognized over the four-year research term of the agreement, which commenced in December 2013, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

7.	Income Taxes

The Company did not provide for any income taxes in the three months ended March 31, 2016 or 2015. The Company had gross deferred tax assets of $46,562 at December 31, 2015 which increased by approximately $3,000 at March 31, 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2016 and December 31, 2015, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

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

8.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(7,991)	$(5,740)
Accruing dividends on preferred stock	(1,378)	(2,087)

Net loss attributable to common stockholders	$(9,369)	$(7,827)

Denominator:
Weighted average number of common shares outstanding—basic and diluted	10,766,722	533,097

Net loss per share attributable to common stockholders—basic and diluted	$(0.87)	$(14.68)

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

	March 31,
	2016	2015
Convertible preferred stock (as converted to common stock)	—	20,944,249
Options to purchase common stock	1,655,853	908,460
Warrant for the purchase of convertible preferred stock (as converted to common stock)	14,800	44,406

	1,670,653	21,897,115

In addition to the potentially dilutive securities noted above, as of March 31, 2015, the Company had outstanding convertible promissory notes for which principal and unpaid accrued interest due under the notes was automatically convertible into the class of the Company’s stock issued in the Company’s next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing. Because the necessary conditions for conversion of the notes had not been met as of March 31, 2015, the Company excluded these notes from the table above and the calculation of diluted net loss per share for the three months ended March 31, 2015. On September 2, 2015, and concurrent with the sale of Series B preferred stock, all outstanding convertible promissory notes and accrued interest thereon were automatically converted into shares of Series B preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the Securities and Exchange Commission on March 30, 2016. Some of the information contained in this discussion and analysis in or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied, by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of an immature form of CFTR protein to provide additional substrate for other CFTR modulators, such as certain correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have confirmed that co-administration of PTI-428 with other CFTR modulators significantly improves the in vitro CFTR protein activity achieved by those CFTR modulators alone.

In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our Phase 1 clinical trial in the first quarter of 2016, expect to have preliminary safety, pharmacokinetics and pharmacodynamics data from the Phase 1 clinical trial available in the first half of 2016 and aim to complete the Phase 1 clinical trial with the final report by the end of 2016. If our Phase 1 clinical trial results are favorable, we plan to initiate our Phase 2 clinical trial in the second half of 2016 with proof of concept data expected to be available in the first half of 2017. Since our inception in 2006, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from our initial public offering in February 2016 and, to a lesser extent, payments received in connection with collaboration agreements and a research grant.

On February 10, 2016, we completed an initial public offering, or IPO, of our common stock, and issued and sold 6,250,000 shares of common stock at a public offering price of $8.00 per share, resulting in net proceeds of approximately $42.9 million after deducting underwriting discounts and commissions and other offering expenses. Upon the listing of our common stock on The NASDAQ Global Select Market, or NASDAQ, on February 11, 2016, all outstanding shares of the Company’s convertible preferred stock automatically converted into 9,699,600 shares of the Company’s common stock and 2,590,742 common shares were issued for payment of $36.0 million of accruing dividends due to the holders of Series A preferred stock.

Since our inception, we have incurred significant operating losses. Our net losses were $8.0 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $128.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand clinical trials for PTI-428;

•	seek regulatory approval for our product candidates;

•	hire personnel to support our product development, commercialization and administrative efforts; and

•	advance the research and development efforts of our DRT technology platform and other product candidates.

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

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three months ended March 31, 2016 and 2015 has been derived from our collaboration agreements with Astellas and Biogen.

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $2.8 million and $3.2 million as of March 31, 2016 and December 31, 2015, respectively.

Under the Biogen collaboration agreement, we recognized revenue of $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. We recognize revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Biogen collaboration agreement totaled $4.5 million and $5.1 million as of March 31, 2016 and December 31, 2015, respectively. In December 2015, we commenced the third year of the research term under the Biogen collaboration agreement. Under the original terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, we are entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term, we received research funding payments on a guaranteed basis in the amount of $4.0 million.

We expect that any future revenue recognized under the collaboration agreements will fluctuate from quarter to quarter as a result of the uncertain timing of future milestone payments and the uncertain quantity of our research services provided from quarter to quarter. Further, subject to the terms and conditions of our collaboration agreements, our collaborators have certain unilateral rights to discontinue their participation in the research activities and, as a result, future payments to us under the agreements.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
CF	$4,087	$897
Usp14	80	799
UPR	305	78
Unallocated expenses	2,404	2,729

Total research and development expenses	$6,876	$4,503

We expect that our expenses will increase substantially in connection with our ongoing preclinical development activities and our clinical trials. For example, during the three months ended March 31, 2016, we entered into an agreement with a CRO to provide certain clinical trial services with an approximate remaining budget of $4.2 million over the next 18 months. The agreement is cancellable by us with written notice. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-428 for the treatment of CF or the cost associated with the development of any of our other product candidates.

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

Other Income (Expense), Net. Other income (expense), net consists primarily of the gains or losses associated with the changes in the fair values of our preferred stock warrant liability and our derivative liability. We previously issued a warrant for the purchase of our Series A preferred stock that we believe is a financial instrument that may require a transfer of assets because of the redemption features of the underlying stock. Therefore, we have classified this warrant as a liability that we have remeasured to fair value at each reporting period, and we have recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our initial public offering in February 2016, the underlying convertible preferred stock was converted into common stock, the preferred stock warrant became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability was reclassified to additional paid-in capital. The derivative liability relates to a cash settlement option associated with the change of control provision in our CFFT collaboration agreement, which meets the definition of a derivative. Therefore, we have classified this derivative as a liability that we remeasure to fair value at each reporting period, and we record the changes in the derivative liability as a component of other income (expense), net.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2016 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition;

•	accrued research and development expenses;

•	stock-based compensation;

•	valuation of preferred stock warrant liability; and

•	valuation of derivative liability.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
			Increase
	2016	2015	(Decrease)
Research collaboration revenue	$1,158	$807	$351
Operating expenses:			—
Research and development	6,876	4,503	2,373
General and administrative	2,301	1,321	980

Total operating expenses	9,177	5,824	3,353

Loss from operations	(8,019)	(5,017)	(3,002)
Interest expense	—	(201)	201
Other income (expense), net	28	(522)	550

Total other expenses, net	28	(723)	751

Net loss and comprehensive loss	$(7,991)	$(5,740)	$(2,251)

Revenue

Revenue was $1.2 million for the three months ended March 31, 2016, compared to $0.8 million for the three months ended March 31, 2015. The increase of $0.4 million was the result of an increase of $0.3 million of revenue recognized from our collaboration with Astellas and an increase of $0.1 million of revenue recognized from our collaboration with Biogen.

Under our Astellas collaboration agreement, we recognized revenue of $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase in revenue from the Astellas collaboration was the result of the research term commencing in January 2015. Payments received under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned. As a result, amortization of payments received after March 31, 2015 through the first quarter of 2016 were not included in revenue for the three months ended March 31, 2015 but are included in revenue for the three months ended March 31, 2016.

Under our Biogen collaboration agreement, we recognized revenue of $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The $0.8 million of revenue recognized for the three months ended March 31, 2016 was comprised of $0.5 million related to research funding payments, $0.2 million related to the upfront payment and $0.1 million related to the in vivo target validation milestone payment, all of which are being recognized as a single unit of accounting over the research term. For the three months ended March 31, 2015, the $0.7 million of revenue recognized was comprised of $0.4 million related to research funding payments, $0.2 million related to the upfront payment and $0.1 million related to the in vivo target validation milestone payment, all of which are being recognized as a single unit of accounting over the research term. In December 2015, we commenced the third year of the research term under the Biogen collaboration agreement. Under the terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, we are entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term, we received research funding payments on a guaranteed basis in the amount of $4.0 million. The change from a guaranteed fixed payment to reimbursement of actual costs incurred could result in a decline in future revenue recognized under the Biogen collaboration agreement in future periods if our actual costs incurred are less than the fixed payments received in prior periods.

Research and Development Expenses

	Three Months Ended March 31,
			Increase
	2016	2015	(Decrease)
Direct research and development by program:
CF	$4,087	$897	$3,190
Usp14	80	799	(719)
UPR	305	78	227

Unallocated expenses:
Personnel related (including stock-based compensation)	1,676	1,799	(123)
Facility related	326	430	(104)
Other	402	500	(98)

Total research and development expenses	$6,876	$4,503	$2,373

Research and development expenses were $6.9 million for the three months ended March 31, 2016, compared to $4.5 million for the three months ended March 31, 2015. The increase of $2.4 million was primarily due to an increase of $3.2 million in costs incurred in advancing the preclinical development of our CF program, including activities supporting our Phase 1 clinical trial of PTI-428 which commenced during the first quarter of 2016 and a $0.2 million increase in costs incurred on our UPR program, a collaboration with Astellas. These increases are partially offset by a decrease of $0.7 million in costs incurred on our Usp14 program as we focused our resources on the clinical development of PTI-428, a decrease of $0.1 million in non-rent occupancy costs and a decrease of $0.1 million in cost of non-project specific services provided by CROs. Additionally there was a decrease of $0.1 million in personnel-related costs due to a decrease of $0.3 million in stock compensation expense and $0.1 million decrease in employee travel related costs, partially offset by an increase of $0.3 million in additional salary costs due to an increase in the research and development employee headcount from 30 employees as of March 31, 2015 to 36 employees as of March 31, 2016.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended March 31, 2016, compared to $1.3 million for the three months ended March 31, 2015. The increase of $1.0 million in general and administrative expenses was due to an increase of $0.6 million in professional fees primarily associated with our year end audit and the filing of our annual report on Form 10-K, an increase of $0.3 million in personnel-related costs, including $0.2 million in stock-based compensation expense, $0.1 million in employee-related travel costs due to travel related to the recently completed initial public offering, and an increase of $0.1 million in occupancy and other facility-related costs.

Interest Expense

We recorded no interest expense for the three months ended March 31, 2016, compared to $0.2 million for the three months ended March 31, 2015. The decrease was due to interest accrued on principal amount of our convertible promissory notes issued during 2014 and 2015, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Income (Expense), Net

We recorded other income of $0.1 million for the three months ended March 31, 2016 compared to $0.5 million other expense for the three months ended March 31, 2015. The $0.6 million net increase in other income was primarily due to the decrease in the fair value of our derivative liability during the second half of 2015, which itself was principally due to the decrease in the probability of a change of control event as we neared the completion of our IPO.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant. As of March 31, 2016, we had cash and cash equivalents of $49.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(8,397)	$(4,530)
Cash used in investing activities	(24)	(7)
Cash provided by financing activities	44,384	39

Net increase (decrease) in cash and cash equivalents	$35,963	$(4,498)

Operating Activities. During the three months ended March 31, 2016, operating activities used $8.4 million of cash, primarily resulting from our net loss of $8.0 million and cash used by changes in our operating assets and liabilities of $0.9 million, partially offset by net non-cash charges of $0.2 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration revenue in the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2016 consisted primarily of a $1.0 million increase in accounts payable due to timing of vendor invoicing and payments and a decrease of $0.8 million in in accounts receivable related to our collaboration agreements with Biogen and Astellas. These increases were partially offset by a $0.8 million decrease in accrued expenses, a $1.0 million decrease in deferred revenue related to our collaboration agreements, and a $0.6 million increase in other current assets, primarily due to the prepayment of yearly insurance policies.

During the three months ended March 31, 2015, operating activities used $4.5 million of cash, primarily resulting from our net loss of $5.7 million and by cash used by changes in our operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $1.3 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration and research grant revenue in the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2015 consisted primarily of a $1.5 million increase in deferred revenue related to our collaboration agreements, a $0.6 million increase in accrued expenses and a $0.1 million decrease in other non-current assets. The increase in accrued expenses was due to increased spending on our research and development programs as well as the timing of vendor invoicing. These increases were partially offset by a $1.0 million decrease in accounts payable, a $0.9 million increase in accounts receivable related to our collaboration agreements with Biogen and Astellas, and a $0.4 million increase in other current assets. The decrease in accounts payable was due to the timing of vendor invoicing and payments.

Investing Activities. During the three months ended March 31, 2016, we used $24,000 of cash in investing activities, consisting of purchases of property and equipment.

During the three months ended March 31, 2015, we used $7,000 of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2016, net cash provided by financing activities was $44.4 million, primarily resulting from gross proceeds of $46.5 million from the sale of common stock in connection with the initial public offering, partially offset by payments of $2.1 million of initial public offering costs.

During the three months ended March 31, 2015, net cash provided by financing activities was $39,000, consisting of proceeds received from the exercise of stock options.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Annual Report filed with the Securities and Exchange Commission on March 30, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of March 31, 2016, consisted of money market funds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Item 4.	Management’s Evaluation of our Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2016, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Risks Relating to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug development company focused primarily on developing our lead product candidate, PTI-428, for the treatment of CF. We have incurred significant net losses in each year since our inception, including a net loss of $8.0 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $128.2 million.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report.

Our report from our independent registered public accounting firm for the year ended December 31, 2014 includes an explanatory paragraph stating that our recurring losses from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

In February 2016, we received net proceeds from the sale of shares of our common stock upon completion of our initial public offering of approximately $42.9 million at an initial public offering price of $8.00 after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Based upon our current operating plan, we believe that the net proceeds we received from our initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2017. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than PTI-428 or if we need to obtain regulatory approval for PTI-428 for administration with drugs other than ivacaftor and lumacaftor. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards of $101.6 million and $87.6 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2026 and 2030, respectively. As of December 31, 2015, we also had federal and state research and development tax credit carryforwards of $3.6 million and $2.6 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2027 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

If the FDA requires us to complete additional studies beyond what we currently expect, we may not commence, or may be delayed in commencing, clinical trials for PTI-428. Moreover, successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428 in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials;

•	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site or sites;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, risks included in the signed informed consent required by each study participant, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	our clinical trials are subject to review by the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the Cystic Fibrosis Foundation’s Therapeutic Branch. The PRC may not sanction our trial for conduct at prospective trial sites or may provide a ranking that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF;

•	severe or unexpected drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;

•	reports from preclinical or clinical testing of other similar therapies that raise safety or efficacy concerns; or

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to lack of efficacy, side effects, personal issues or loss of interest.

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

Much of the potential revenue from our collaborations consists of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully develop, introduce, market and sell new products. Our collaboration partners may fail to develop or effectively commercialize their products using our products or technologies or otherwise discontinue their research activities because they:

•	exercise their unilateral right to terminate the collaboration agreement;

•	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining marketing approval or may potentially generate a greater return on investment;

•	decide to pursue other technologies or develop other product candidates, either on their own or in collaboration with others, including our competitors, to treat the same diseases targeted by our own collaborative programs;

•	do not have sufficient resources necessary to carry the product candidate through clinical development, marketing approval and commercialization; or

•	cannot obtain the necessary marketing approvals.

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

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., Nivalis Therapeutics, Inc., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Ampliphi Biosciences Corporation, Pfizer Inc., Parion Sciences, Inc. Genzyme Corporation, Bayer AG and several other companies.

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

Our executive officers, directors and principal stockholders and their affiliates beneficially own or control, directly or indirectly, approximately 94% of the outstanding shares of our common stock as of May 12, 2016. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and by-laws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for shares of our common stock, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 12, 2016, we have outstanding 19,139,486 shares of common stock, of which 15,317,218 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on August 8, 2016, resulting in these shares becoming eligible for resale into the public market on August 9, 2016 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report we issued 17,344 shares of common stock at a price per share of $2.38 in connection with the exercise of an option by a former employee. On February 25, 2016 we granted 10,218 shares of common stock to an executive officer as part of an annual bonus for the fiscal year ended December 31, 2015 pursuant to our 2016 Stock Option and Incentive Plan.

We deemed the grants of common stock and stock options described above as exempt pursuant to Section 4(a)(2) of the Securities Act or to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration had either received or had adequate access, through employment, business or other relationships, to information about us.

No underwriters were used in the foregoing transactions.

Use of Proceeds from Registered Securities

On February 17, 2016, we closed the sale of 6,250,000 shares of common stock to the public at an initial public offering price of $8.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-208735), which was filed with the SEC on December 23, 2015 and amended subsequently and declared effective on February 10, 2016. The underwriters of the offering were Leerink Partners and RBC Capital Markets, acting as joint book-running managers for the offering and as representatives of the underwriters. Baird and H.C. Wainwright & Co. acted as co-managers for the offering. We raised approximately $42.9 million in net proceeds in the IPO after deducting underwriting discounts and commissions of approximately $3.5 million and other offering expenses of $3.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

May 13, 2016	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Lance Thibault
Lance Thibault
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Registrant.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

10.1#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-208735	10.6	February 1, 2016

10.2	Form of Indemnification Agreement, between the Registrant and its officers and directors	S-1	333-208735	10.8	December 23, 2015

10.3#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-208735	10.10	February 1, 2016

10.4#	2016 Employee Stock Purchase Plan	S-1/A	333-208735	10.15	February 1, 2016

10.5#	Non-Employee Director Compensation Policy	S-1/A	333-208735	10.16	February 1, 2016

10.6#	Employment Agreement by and between the Registrant and Meenu Chhabra, dated as of March 11, 2016 (effective as of March 15, 2016)	8-K	001-37695	10.1	March 16, 2016

10.7#	Employment Agreement by and between the Registrant and Po-Shun Lee, dated as of March 11, 2016 (effective as of March 15, 2016)	8-K	001-37695	10.2	March 16, 2016

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Furnished herewith

#	Represents management contract or compensation plan, contract, or agreement.