Form 10-Q
period 2016-06-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2016-08-15
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 19,183,039 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$42,642	$13,844
Accounts receivable	140	918
Other current assets	1,119	180

Total current assets	43,901	14,942
Property and equipment, net	456	566
Deferred offering costs	—	2,744
Other assets	102	144
Restricted cash	294	294

Total assets	$44,753	$18,690

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,741	$3,330
Accrued expenses	3,057	2,248
Deferred revenue	4,326	4,076
Deferred rent	191	182

Total current liabilities	11,315	9,836
Deferred revenue, net of current portion	2,543	4,265
Deferred rent, net of current portion	191	287
Preferred stock warrant liability	—	110
Derivative liability	91	2

Total liabilities	14,140	14,500
Commitments and contingencies (Note 9)
Convertible preferred stock, (Series A and B), $0.001 par value; 0 and 110,057,398 shares authorized as of June 30, 2016 and December 31, 2015, respectively; 0 and 104,854,769 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $149,392, respectively, as of June 30, 2016 and December 31, 2015	—	112,292

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 125,000,000 and 170,000,000 shares authorized as of June 30, 2016 and December 31, 2015, respectively; 19,139,486 and 571,137 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	20	1
Additional paid-in capital	167,855	12,115
Accumulated deficit	(137,262)	(120,218)

Total stockholders’ equity (deficit)	30,613	(108,102)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$44,753	$18,690

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,451	$1,070	$2,609	$1,877

Operating expenses:
Research and development	7,404	5,976	14,280	10,479
General and administrative	3,115	1,709	5,416	3,030

Total operating expenses	10,519	7,685	19,696	13,509

Loss from operations	(9,068)	(6,615)	(17,087)	(11,632)
Interest income	20	—	20	—
Interest expense	—	(209)	—	(410)
Other income (expense), net	(5)	205	23	(317)

Net loss and comprehensive loss	(9,053)	(6,619)	(17,044)	(12,359)

Modification of Series A preferred stock	—	10,565	—	10,565
Accruing dividends on preferred stock	—	(2,152)	(1,378)	(4,239)
Allocation of net income to convertible preferred stockholders	—	(1,726)	—	—

Net income (loss) attributable to common stockholders	$(9,053)	$68	$(18,422)	$(6,033)

Net income (loss) per share attributable to common stockholders—basic	$(0.47)	$0.12	$(1.23)	$(11.10)

Weighted average common shares outstanding—basic	19,139,183	553,526	14,953,022	543,368

Net loss per share attributable to common stockholders—diluted	$(0.47)	$(0.46)	$(1.23)	$(11.10)

Weighted average common shares outstanding—diluted	19,139,183	14,515,998	14,953,022	543,368

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balances at December 31, 2015	104,854,769	$112,292	571,137	1	$12,115	$(120,218)	$(108,102)
Exercise of stock options	—	—	17,789	—	43	—	43
Stock-based compensation expense	—	—	—	—	805	—	805
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	6,250,000	6	42,523	—	42,529
Conversion of convertible preferred stock to common stock	(104,854,769)	(112,292)	9,699,600	10	112,282	—	112,292
Issuance of common stock to settle accruing Series A dividends	—	—	2,590,742	3	(3)	—	—
Issuance of common stock for partial payment of accrued bonus	—	—	10,218	—	62	—	62
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	(17,044)	(17,044)

Balances at June 30, 2016	—	$—	19,139,486	$20	$167,855	$(137,262)	$30,613

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,044)	$(12,359)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	142	129
Non-cash rent expense	—	23
Prepaid rent expense	(87)	—
Non-cash interest expense	—	410
Stock-based compensation expense	805	38
Change in fair value of derivative liability	89	299
Change in fair value of preferred stock warrant liability	(82)	20
Gain on disposal of property and equipment	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	778	(1,159)
Other current assets	(939)	67
Other assets	42	101
Accounts payable	1,491	2,379
Accrued expenses	1,079	479
Deferred revenue	(1,472)	2,987

Net cash used in operating activities	(15,211)	(6,586)

Cash flows from investing activities:
Purchases of property and equipment	(32)	(19)
Proceeds received from sale of property and equipment	13	—

Net cash used in investing activities	(19)	(19)

Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	46,500	—
Proceeds from exercise of stock options	43	57
Payments of initial public offering costs	(2,515)	(373)

Net cash provided by (used in) financing activities	44,028	(316)

Net (decrease) increase in cash and cash equivalents	28,798	(6,921)
Cash and cash equivalents at beginning of period	13,844	8,793

Cash and cash equivalents at end of period	$42,642	$1,872

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$112,292	$—
Issuance of common stock to settle accrued Series A preferred stock dividends	$3	$—
Issuance of common stock for partial payment of accrued bonus	$62	$—
Conversion of preferred stock warrants into common stock warrants	$28	$—
Modification of Series A preferred stock	$—	$(10,565)
Additions to property and equipment included in accounts payable or accrued expenses	$—	$119
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,153

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2016, the Company has primarily funded its operations with proceeds received from its initial public offering, proceeds from the sale of convertible preferred stock and, to a lesser extent, payments received in connection with collaboration agreements and research grants. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $137,262 as of June 30, 2016. The Company expects to continue to generate losses for the foreseeable future. As of June 30, 2016, the Company expects that its cash of $42,642 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the second quarter of 2017. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

Initial Public Offering

In February 2016, the Company issued and sold 6,250,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $8.00 per share, for net proceeds of $42,529 after deducting underwriting discounts and commissions of $3,500 and other offering expenses of $3,971. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 9,699,600 shares of common stock, and the Company issued 2,590,742 shares of common stock as payment of $36,016 of accruing dividends due to holders of Series A preferred stock. In addition, the Company’s convertible preferred stock warrant outstanding at the close of the IPO converted to a warrant to purchase common stock.

In connection with the completion of the IPO, the Company amended its certificate of incorporation to authorize the future issuance of up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of June 30, 2016, there were no shares of preferred stock issued or outstanding.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements as of June 30, 2016 and for the three months and six months ended June 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

The unaudited interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2016 and results of operations for the six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

Revision of Previously Issued Financial Information

As presented in Note 8 and within the accompanying statements of operations and comprehensive loss, the Company has revised basic net income per share attributable to common stockholders and diluted net loss per share attributable to common stockholders for the three months ended June 30, 2015 from the amounts presented in error in the unaudited quarterly financial data footnote in the previously filed Form 10-K for the year ended December 31, 2015. Amounts previously reported for basic and diluted net income per share did not appropriately present the allocation of income to participating securities and reflect the impact of certain potential common shares. These revisions decreased basic net income attributable to common stockholders from $3.24 per share to $0.12 per share and reduced diluted net income attributable to common stockholders from $3.24 per share to a loss of $0.46 per share. Based upon the Company’s evaluation of relevant factors, the Company concluded that the revisions to the basic and diluted net income (loss) attributable to common stockholders within the consolidated statement of operations and comprehensive loss are not material to the previously issued quarterly financial data.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded $2,744 of deferred offering costs in contemplation of the Company’s initial public offering. In conjunction with the completion of the IPO, the Company reclassified $3,971 of deferred offering costs to additional paid-in capital as a reduction of the proceeds from the IPO.

Restricted Cash

At June 30, 2016 and December 31, 2015, restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2016, the Company’s cash equivalents consisted of money market funds.

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

Net Income (Loss) per Share

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For period in which the Company has reported net income, basic net income per common share attributable to common stockholders is adjusted for certain amounts to calculate diluted net loss per common share attributable to common stockholders, since dilutive common shares are assumed to have been issued if their effect is dilutive and not to have been issued if their effect is anti-dilutive.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$39,636	$—	$—	$39,636

	$39,636	$—	$—	$39,636

Liabilities:
Derivative liability	$—	$—	$91	$91

	$—	$—	$91	$91

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$2	$2
Preferred stock warrant liability	—	—	110	110

	$—	$—	$112	$112

Cash Equivalents

As of June 30, 2016, the Company’s cash equivalents, which were invested in money market funds, were valued based on Level 1 inputs. The Company did not hold any cash equivalents as of December 31, 2015. During the periods ended June 30, 2016 and December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

Preferred Stock Warrant Liability

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

Derivative Liability

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

As of June 30, 2016, the Company determined the per share common stock price available based on publicly traded markets. As of December 31, 2015, the Company determined the per share fair value of the underlying stock price by taking into consideration recent business development and economic factors it deemed relevant. The Company determined the expected term of the instrument to be 2.50 years and 0.12 years as of June 30, 2016 and December 31, 2015, respectively. The Company estimated its expected stock volatility to be 82.6% and 74.1% as of June 30, 2016 and December 31, 2015, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 0.65% and 0.14% as of June 30, 2016 and December 31, 2015, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the preferred stock warrant liability and the derivative liability are summarized below:

	Preferred Stock	Derivative
	Warrant Liability	Liability
Fair value at December 31, 2015	$110	$2
Change in fair value	(82)	89
Conversion to common stock warrant	(28)	—

Fair value at June 30, 2016	$—	$91

4.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015
Accrued payroll and related expenses	$1,223	$1,607
Accrued research and development expenses	1,098	185
Accrued professional fees	612	436
Accrued other	124	20

	$3,057	$2,248

5.	Stock-Based Compensation

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

Stock-Based Compensation

The Company grants stock-based awards under the 2016 Plan and is authorized to issue common stock under the 2016 ESPP. The Company also has outstanding stock options under its 2008 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2016, 1,284,444 shares of common stock were available for issuance under the 2016 Plan. As of June 30, 2016, 138,757 shares of common stock were available for issuance to participating employees under the 2016 ESPP. Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$148	$(452)	$232	$(61)
General and administrative	349	52	573	99

	$497	$(400)	$805	$38

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of June 30, 2016, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $829. During the six months ended June 30, 2016 and 2015, the Company did not grant any options to non-employees. For the three and six months ended June 30, 2016 the Company did not record any stock-based compensation expense for options granted to non-employees prior to 2013. For the three and six months ended June 30, 2015 the Company recorded stock-based compensation expense for options granted to non-employees prior to 2013 of $(472) and $(100), respectively.

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

Astellas

In May 2016, the Company entered into a fourth amendment, effective as of January 31, 2016, to the Collaborative Research, Development, Commercialization and License Agreement (as further amended the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). In connection with the amendment, in June 2016 the Company received a payment of $1,000 to conduct certain experiments in order to gain additional data on compounds being researched. During the period from February 1, 2016 through July 31, 2016, the Company will not receive any other payment or reimbursement under the agreement. The payment is being recognized by the Company as revenue over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term.

In July 2016, the Company entered into a fifth amendment effective as of July 31, 2016, to the Astellas Agreement, Inc. as a result of achieving a pre-clinical milestone and progress to the optimization phase. These amendments provide for the Joint Research Committee to evaluate the progress at various intervals throughout the lead optimization phase. In connection with the amendment, the Company will receive a payment of a $750 non-substantive milestone payment which will be recognized, over the three and half-year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term.

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

The Company did not provide for any income taxes in the three or six months ended June 30, 2016 or 2015. The Company had gross deferred tax assets of $46,562 at December 31, 2015 which increased by approximately $6,800 at June 30, 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2016 and December 31, 2015, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

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

8.	Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(9,053)	$(6,619)	$(17,044)	$(12,359)
Modification of Series A preferred stock	—	10,565	—	10,565
Accruing dividends on preferred stock	—	(2,152)	(1,378)	(4,239)
Allocation of net income to convertible preferred stockholders	—	(1,726)	—	—

Net income (loss) attributable to common stockholders-basic	(9,053)	68	(18,422)	(6,033)

Modification of Series A preferred stock	—	(10,565)	—	—
Accruing dividends on preferred stock	—	2,152	—	—
Allocation of net income to convertible preferred stockholders	—	1,726	—	—

Net loss attributable to common stockholders-diluted	$(9,053)	$(6,619)	$(18,422)	$(6,033)

Denominator:
Weighted average number of common shares outstanding—basic	19,139,183	553,526	14,953,022	543,368
Effect of conversion of convertible preferred stock	—	13,962,472	—	—

Weighted average number of common shares outstanding—diluted	19,139,183	14,515,998	14,953,022	543,368

Net loss per share attributable to common stockholders—basic	$(0.47)	$0.12	$(1.23)	$(11.10)

Net loss per share attributable to common stockholders—diluted	$(0.47)	$(0.46)	$(1.23)	$(11.10)

The Company’s potential dilutive securities, which include stock options, convertible preferred stock and a warrant to purchase preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same, except for the three months ended June 30, 2015.

The Company excluded the following potential common shares, presented based on amounts outstanding for the three months ended June 30, 2016 and 2015, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	June 30,
	2016	2015
Convertible preferred stock (as converted to common stock)	—	—
Options to purchase common stock	1,751,524	969,360
Warrant for the purchase of convertible preferred stock (as converted to common stock)	14,800	14,800

	1,766,324	984,160

The Company excluded the following potential common shares, presented based on amounts outstanding for the six months ended June 30, 2016 and 2015, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2016	2015
Convertible preferred stock (as converted to common stock)	—	6,980,712
Options to purchase common stock	1,751,524	969,360
Warrant for the purchase of convertible preferred stock (as converted to common stock)	14,800	14,800

	1,766,324	7,964,872

In addition to the potentially dilutive securities noted above, as of June 30, 2015, the Company had outstanding convertible promissory notes for which principal and unpaid accrued interest due under the notes was automatically convertible into the class of the Company’s stock issued in the Company’s next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing. Because the necessary conditions for conversion of the notes had not been met as of June 30, 2015, the Company excluded these notes from the table above and the calculation of diluted net loss per share for the three and six months ended June 30, 2015. On September 2, 2015, and concurrent with the sale of Series B preferred stock, all outstanding convertible promissory notes and accrued interest thereon were automatically converted into shares of Series B preferred stock.

9.	Commitments and Contingencies

Dr. Stelios Papadopoulos

In May 2016 the Company entered into a Letter Agreement with Dr. Stelios Papadopoulos with an effective date of July 1, 2016 and a term of 36 months. Under the terms of the Letter Agreement, Dr. Papadopoulos will provide certain consulting and advisory services to the Company as and when requested. The Company will pay a quarterly retainer of $210 to Dr. Papadopoulos for the duration of the Letter Agreement with aggregate fees totaling $2,520 over the term of the Letter Agreement. The retainer may be paid in cash, common stock of the Company or a combination of the two at the discretion of the Company. Any common stock issued in settlement of payments due under this agreement will be valued at the average closing price of the stock for 20 trading days, as listed on the NASDAQ, ending three trading days prior to the issuance of the shares. Additionally, under the terms of the Letter Agreement, if the Company consummates a merger and acquisition (“M&A) transaction, as defined in the Letter Agreement, with another party during the term of the Agreement or the 12-month period following the expiration of the Letter Agreement, Dr. Papadopoulos will be entitled to a M&A transaction fee equal to 1% of the value of the transaction, as defined in the Letter Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the Securities and Exchange Commission on March 30, 2016. Some of the information contained in this discussion and analysis in or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied, by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of an unfolded form of CFTR protein to provide additional substrate for other CFTR modulators, such as certain correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have confirmed that co-administration of PTI-428 with other CFTR modulators significantly improves the in vitro CFTR protein activity achieved by those CFTR modulators alone.

In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in the first quarter of 2016, to assess safety, tolerability and pharmacokinetics in CF subjects. We initiated the second Phase 1 study of PTI-428 in healthy volunteers to assess potential drug-drug interactions with oral contraceptives. We expect to have preliminary data from both Phase 1 clinical trials available throughout the second half of 2016 and the topline proof-of-concept efficacy endpoint data by the end of 2016. If our Phase 1 clinical trial results are favorable, we plan to initiate our Phase 2 clinical trial in the first half of 2017 with dose-range finding data expected to be available in the first half of 2017. We have also received notification from the regulatory authority in Canada allowing us to expand the Phase 1 study in patients. The Company has nominated its CFTR modulators PTI-801 as a corrector and PTI-808 as a potentiator as clinical candidates. In combination with PTI-428, the three compounds together comprise PTI-NC-733. PTI-801 and PTI-808 are both on track for IND filing by the end of 2016.

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

On February 10, 2016, we completed an initial public offering, or IPO, of our common stock, and issued and sold 6,250,000 shares of common stock at a public offering price of $8.00 per share, resulting in net proceeds of approximately $42.5 million after deducting underwriting discounts and commissions and other offering expenses. Upon the listing of our common stock on The NASDAQ Global Select Market, or NASDAQ, on February 11, 2016, all outstanding shares of the Company’s convertible preferred stock automatically converted into 9,699,600 shares of the Company’s common stock and 2,590,742 common shares were issued for payment of $36.0 million of accruing dividends due to the holders of Series A preferred stock.

Since our inception, we have incurred significant operating losses. Our net losses were $9.1 million and $6.6 million for the three months ended June 30, 2016 and 2015, respectively and $17.0 million and $12.4 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, we had an accumulated deficit of $137.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three months and six months ended June 30, 2016 and 2015 has been derived from our collaboration agreements with Astellas and Biogen.

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $0.8 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively and $1.2 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $3.0 million and $3.2 million as of June 30, 2016 and December 31, 2015, respectively.

In May 2016, we entered into a fourth amendment, effective as of January 31, 2016, to the Collaboration and License Agreement with Astellas Pharma, Inc. In connection with such amendment, in June 2016 we received a payment of $1.0 million to conduct certain experiments during the period from February 1, 2016 through July 31, 2016. During this period, we did not receive any other payment or reimbursement under the agreement. The payment is being recognized over research term of the agreement with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. In July 2016, we entered into a fifth amendment effective as of July 31, 2016, to the Collaboration and License Agreement with Astellas Pharma, Inc. as a result of achieving a pre-clinical milestone and have progressing to the optimization phase. The amendment provides for the Joint Research Committee to evaluate the progress at various intervals throughout the optimization phase.

Under the Biogen collaboration agreement, we recognized revenue of $0.7 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively and $1.4 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. We recognize revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Biogen collaboration agreement totaled $3.8 million and $5.1 million as of June 30, 2016 and December 31, 2015, respectively. In December 2015, we commenced the third year of the research term under the Biogen collaboration agreement. Under the original terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, we are entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term, we received research funding payments on a guaranteed basis in the amount of $4.0 million.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
CF	$3,860	$2,503	$7,947	$3,400
Usp14	60	1,095	141	1,894
UPR	339	181	644	259
Unallocated expenses	3,145	2,197	5,548	4,926

Total research and development expenses	$7,404	$5,976	$14,280	$10,479

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, expenses related to the Board of Directors, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Interest Income. Interest income consists of interest earned on cash equivalents held by us during the three and six months ended June 30, 2016. There were no cash equivalents held by us during the three and six months ended June 30, 2015.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2016 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015
Research collaboration revenue	$1,451	$1,070	$381
Operating expenses:
Research and development	7,404	5,976	1,428
General and administrative	3,115	1,709	1,406

Total operating expenses	10,519	7,685	2,834

Loss from operations	(9,068)	(6,615)	(2,453)
Interest income	20	—	20
Interest expense	—	(209)	209
Other income (expense), net	(5)	205	(210)

Total other expenses, net	15	(4)	19

Net loss and comprehensive loss	$(9,053)	$(6,619)	$(2,434)

Revenue

Revenue was $1.5 million for the three months ended June 30, 2016, compared to $1.1 million for the three months ended June 30, 2015. The increase of $0.4 million was the result of an increase of $0.5 million of revenue recognized from our collaboration with Astellas partially offset by a decrease of $0.1 million of revenue recognized from our collaboration with Biogen.

Under our Astellas collaboration agreement, we recognized revenue of $0.8 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. The increase in revenue from the Astellas collaboration in the 2016 period was primarily the result of the $1.0 million payment received under the fourth amendment of the agreement. Payments received under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

Under our Biogen collaboration agreement, we recognized revenue of $0.7 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively. The $0.7 million of revenue recognized for the three months ended June 30, 2016 was comprised of $0.4 million related to research funding payments, $0.2 million related to the upfront payment and $0.1 million related to the in vivo target validation milestone payment, all of which are being recognized as a single unit of accounting over the research term. For the three months ended June 30, 2015, the $0.8 million of revenue recognized was comprised of $0.5 million related to research funding payments, $0.2 million related to the upfront payment and $0.1 million related to the in vivo target validation milestone payment, all of which are being recognized as a single unit of accounting over the research term. In December 2015, we commenced the third year of the research term under the Biogen collaboration agreement. Under the terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, we are entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term, we received research funding payments on a guaranteed basis in the amount of $4.0 million. The change from a guaranteed fixed payment to reimbursement of actual costs incurred could result in a decline in future revenue recognized under the Biogen collaboration agreement in future periods if our actual costs incurred are less than the fixed payments received in prior periods.

Research and Development Expenses

Research and development expenses were $7.4 million for the three months ended June 30, 2016, compared to $6.0 million for the three months ended June 30, 2015. The increase of $1.4 million was primarily due to an increase of $1.4 million in costs incurred in advancing the preclinical development of our CF program, including activities supporting our Phase 1 clinical trial of PTI-428 which commenced during the first quarter of 2016. Additionally, there was an increase of $0.9 million in personnel-related costs, of which $0.6 million related to stock-based compensation expense. These increases are partially offset by a decrease of $1.0 million in costs incurred on our Usp14 program as we focused our resources on the clinical development of PTI-428. We do not allocate our research and development expenses related to specific areas of business functionality, such as personnel or facility related costs, to our breakdown of research and development expenses by development program.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2016, compared to $1.7 million for the three months ended June 30, 2015. The increase of $1.4 million in general and administrative expenses was due to an increase of $1.0 million in professional fees primarily associated with our year-end audit and the filing of our annual report on Form 10-K as well as other periodic SEC filings such as the filing of our proxy statement on Schedule 14A and the filing of our quarterly report on Form 10-Q along with an increase of $0.3 million in stock-based compensation expense.

Interest Income

We recorded interest income for the three months ended June 30, 2016 of $20,000 as compared to no interest income for the three months ended June 30, 2015. The increase was due to interest earned on cash equivalents held during the three months ended June 30, 2016. There were no cash equivalents outstanding during the three months ended June 30, 2015.

Interest Expense

We recorded no interest expense for the three months ended June 30, 2016 as compared to $0.2 million for the three months ended June 30, 2015. The decrease was due to interest accrued on principal amount of our convertible promissory notes issued during 2014 and 2015, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Income (Expense), Net

We recorded an immaterial amount of other expense for the three months ended June 30, 2016 compared to $0.2 million of other income for the three months ended June 30, 2015. The $0.2 million net increase in other income was primarily due to the decrease in the fair value of our derivative liability during the second half of 2015, which itself was principally due to the decrease in the probability of a change of control event as we neared the completion of our IPO.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Research collaboration revenue	$2,609	$1,877	$732
Operating expenses:			—
Research and development	14,280	10,479	3,801
General and administrative	5,416	3,030	2,386

Total operating expenses	19,696	13,509	6,187

Loss from operations	(17,087)	(11,632)	(5,455)
Interest income	20	—	20
Interest expense	—	(410)	410
Other income (expense), net	23	(317)	340

Total other expenses, net	43	(727)	770

Net loss and comprehensive loss	$(17,044)	$(12,359)	$(4,685)

Revenue

Revenue was $2.6 million for the six months ended June 30, 2016, compared to $1.9 million for the six months ended June 30, 2015. The increase of $0.7 million was the result of an increase of $0.8 million of revenue recognized from our collaboration with Astellas partially offset by a decrease of $0.1 million of revenue recognized from our collaboration with Biogen.

Under our Astellas collaboration agreement, we recognized revenue of $1.2 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase in revenue from the Astellas collaboration in the 2016 period was primarily the result of the $1.0 million payment received under the fourth amendment of the agreement. Additionally, the increase is the result of the research term commencing in January 2015. Payments received under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned. As a result, amortization of payments received after June 30, 2015 through the second quarter of 2016 were not included in revenue for the six months ended June 30, 2015 but are included in revenue for the six months ended June 30, 2016.

Under our Biogen collaboration agreement, we recognized revenue of $1.4 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. The $1.4 million of revenue recognized for the six months ended June 30, 2016 was comprised of $0.8 million related to research funding payments, $0.4 million related to the upfront payment and $0.2 million related to the in vivo target validation milestone payment, all of which are being recognized as a single unit of accounting over the research term. For the six months ended June 30, 2015, the $1.5 million of revenue recognized was comprised of $0.9 million related to research funding payments, $0.4 million related to the upfront payment and $0.2 million related to the in vivo target validation milestone payment, all of which are being recognized as a single unit of accounting over the research term. In December 2015, we commenced the third year of the research term under the Biogen collaboration agreement. Under the terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, we are entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term, we received research funding payments on a guaranteed basis in the amount of $4.0 million. The change from a guaranteed fixed payment to reimbursement of actual costs incurred could result in a decline in future revenue recognized under the Biogen collaboration agreement in future periods if our actual costs incurred are less than the fixed payments received in prior periods.

Research and Development Expenses

Research and development expenses were $14.3 million for the six months ended June 30, 2016, compared to $10.5 million for the six months ended June 30, 2015. The increase of $3.8 million was primarily due to an increase of $4.6 million in costs incurred in advancing the preclinical development of our CF program, including activities supporting our Phase 1 clinical trial of PTI-428 which commenced during the first quarter of 2016. Additionally there was an increase of $0.8 million in personnel-related costs, of which $0.5 million was related to stock-based compensation expense. These increases were offset by a decrease of $1.8 million in costs incurred on our Usp14 program as we focused our resources on the clinical development of PTI-428. We do not allocate our research and development expenses related to specific areas of business functionality, such as personnel or facility related costs, to our breakdown of research and development expenses by development program.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the six months ended June 30, 2016, compared to $3.0 million for the six months ended June 30, 2015. The increase of $2.4 million in general and administrative expenses was due to an increase of $1.6 million in professional fees primarily associated with our year-end audit and the filing of our annual report on Form 10-K as well as other periodic SEC filings such as the proxy statement and the first quarter 10-Q, an increase of $0.6 million in personnel-related costs, including $0.5 million in stock-based compensation expense.

Interest Income

We recorded interest income for the six months ended June 30, 2016 of $20,000 as compared to no interest income for the six months ended June 30, 2015. The increase was due to interest earned on cash equivalents held during the six months ended June 30, 2016. There were no cash equivalents outstanding during the six months ended June 30, 2015.

Interest Expense

We recorded no interest expense for the six months ended June 30, 2016 as compared to $0.4 million for the six months ended June 30, 2015, respectively. The decrease was due to interest accrued on principal amount of our convertible promissory notes issued during 2014 and 2015, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Income (Expense), Net

We recorded other expense of $23,000 for the six months ended June 30, 2016 compared to $0.3 million other expense for the six months ended June 30, 2015. The $0.3 million net increase in other income was primarily due to the decrease in the fair value of our derivative liability during the second half of 2015, which itself was principally due to the decrease in the probability of a change of control event as we neared the completion of our IPO.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant. As of June 30, 2016, we had cash and cash equivalents of $42.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(15,211)	$(6,586)
Cash used in investing activities	(19)	(19)
Cash provided by (used in) financing activities	44,028	(316)

Net increase (decrease) in cash and cash equivalents	$28,798	$(6,921)

Operating Activities. During the six months ended June 30, 2016, operating activities used $15.2 million of cash, primarily resulting from our net loss of $17.0 million, partially offset by cash provided by changes in our operating assets and liabilities of $1.0 million and stock-based compensation expense of $0.8 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration revenue in the period. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2016 consisted primarily of a $1.5 million increase in accounts payable, a $1.1 million increase in accrued expenses and a $0.8 million decrease in accounts receivable, which was the result of the payments made to us under the Biogen and Astellas collaboration agreements. The increases in accounts payable and accrued expenses were due to increased spending on our research and development programs as well as the timing of vendor invoicing and payments. These increases were partially offset by $1.5 million decrease in deferred revenue related to our collaboration agreements and a $0.9 million decrease in other current assets.

During the six months ended June 30, 2015, operating activities used $6.6 million of cash, primarily resulting from our net loss of $12.4 million, partially offset by cash provided by changes in our operating assets and liabilities of $4.9 million and non-cash charges of $0.9 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration and research grant revenue in the period. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2015 consisted primarily of a $3.0 million increase in deferred revenue related to our collaboration agreements, a $2.4 million increase in accounts payable, a $0.5 million increase in accrued expenses and a $0.1 million decrease in other current assets. The increases in accounts payable and accrued expenses were due to increased spending on our research and development programs as well as the timing of vendor invoicing and payments. These increases were partially offset by a $1.2 million increase in accounts receivable related to our collaboration agreements with Biogen and Astellas.

Investing Activities. During the six months ended June 30, 2016, we used $19,000 of cash in investing activities, consisting of $32,000 of cash used for purchases of property and equipment, offset by $13,000 of cash proceeds received for sales of property and equipment.

During the six months ended June 30, 2015, we used $19,000 of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2016, net cash provided by financing activities was $44.0 million, primarily resulting from gross proceeds of $46.5 million from the sale of common stock in connection with the initial public offering, partially offset by payments of $2.5 million of initial public offering costs.

During the six months ended June 30, 2015, net cash used by financing activities was $0.3 million as a result of payments of $0.4 million of initial public offering costs, partially offset by proceeds of $0.1 million received from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2016 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$2,574	$1,335	$1,239	$—	$—

Research Commitment (2)	228	228	—	—	—
Consulting agreement (3)	2,520	840	1,680	—	—

Total	$5,322	$2,403	$2,919	$—	$—

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018.
(2)	We have research and development agreements with vendors to provide us with chemists, research scientists and testing services to assist in our research and development efforts. We are committed to a set number of chemists and research scientists and certain contracted testing services under these agreements expiring in September 30, 2016.
(3)	We have entered into an agreement with Dr. Stelios Papadopoulos to provide consulting and advisory services as and when requested. We will pay a quarterly retainer of $0.2 million to Dr. Papadopoulos over three-year term for a total of $2.5 million. The quarterly retainer may be settled in cash, common stock of the Company or a combination thereof, at our discretion.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of June 30, 2016, consisted of money market funds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Item 4.	Management’s Evaluation of our Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2016, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Risks Relating to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug development company focused primarily on developing our lead product candidate, PTI-428, for the treatment of CF. We have incurred significant net losses in each year since our inception, including a net loss of $17.0 million and $12.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $137.3 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the clinical development of our lead product candidate, PTI-428, for the treatment of CF;

•	seek to obtain regulatory approvals for PTI-428;

•	conduct our ongoing clinical trials and prepare for additional clinical trials and potential commercialization of PTI-428;

•	scale up contracted manufacturing processes and quantities to conduct our ongoing clinical trials and prepare for additional clinical trials and the commercialization of PTI-428 for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-428 for any indications for which we may receive regulatory approval;

•	establish an infrastructure for the sales, marketing and distribution of PTI-428 for any indications for which we may receive regulatory approval;

•	advance our combination therapy candidate, PTI-NC-733, as a treatment for CF into Phase 1 and Phase 2 clinical trials;

•	continue preclinical development of our product candidate PTI-130 for the treatment of COPD;

•	expand our research and development activities and advance the discovery and development programs for other product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our clinical development and commercialization efforts and operations as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate. Our PTI-428 development program is currently focused on demonstrating the clinical benefit of our amplifier for CF patients. If PTI-428 is approved, it may be approved for co-administration with ivacaftor and lumacaftor. We do not anticipate generating revenues from sales of PTI-428 or any product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•	Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor, the reimbursement of their cost to CF patients by insurers and their overall success on the market;

•	the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor that we desire to test for administration with PTI-428;

•	obtaining favorable results for and advancing the development of PTI-428, including successfully completing our ongoing clinical trials and initiating additional clinical trials;

•	obtaining regulatory approval in the United States of PTI-428 for CF and equivalent foreign regulatory approvals;

•	launching and commercializing PTI-428, including building a production infrastructure and a sales force, and collaborating with third parties;

•	achieving broad market acceptance of PTI-428 in the medical community and with third-party payors; and

•	generating a pipeline of product candidates other than PTI-428, such as PTI-130 for the treatment of COPD and novel combination solutions comprised of our own CFTR modulators.

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

In February 2016, we received net proceeds from the sale of shares of our common stock upon completion of our initial public offering of approximately $42.5 million at an initial public offering price of $8.00 after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Based upon our current operating plan, we believe that the net proceeds we received from our initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2017. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than PTI-428 or if we need to obtain regulatory approval for PTI-428 for administration with drugs other than ivacaftor and lumacaftor. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates.

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

We were formed and began operations in December 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We are currently in preclinical development for PTI-130 and PTI-NC-733 and clinical development for PTI-428, respectively. We have not obtained regulatory approval for any of our product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, more experience with clinical development or approved products on the market.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2015, we had federal and state net operating loss carryforwards of $102.6 million and $88.6 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2026 and 2030, respectively. As of December 31, 2015, we also had federal and state research and development tax credit carryforwards of $3.6 million and $2.2 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2027 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

We depend almost entirely on the success of our lead product candidate, PTI-428, which is currently in early clinical development. We cannot be certain that we will be able to, successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-428.

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in early clinical development. We initiated our first Phase 1 clinical trial in CF patients in the first quarter of 2016 and initiated a second Phase 1 study of PTI-428 in healthy volunteers in the second quarter of 2016.

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

We are not permitted to market PTI-428 or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as a proof-of-concept study and Phase 1, Phase 2 and Phase 3 clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of an NDA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulatory authorities may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;

•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA or the EMA may require that we conduct additional clinical trials;

•	the FDA or the EMA or other applicable foreign regulatory agencies may not approve the formulation, labeling or specifications of PTI-428 or our other product candidates;

•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that PTI-428’s and our other product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA or the EMA may disagree with our interpretation of data from our preclinical studies and clinical trials, including our characterization of observed toxicities;

•	the FDA or the EMA may not accept data generated at our clinical trial sites;

•	if our NDAs or MAAs, if and when submitted, are reviewed by the FDA or the EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend that the FDA or the EMA, as applicable, require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

•	the FDA, the EMA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA or the EMA may change their approval policies or adopt new regulations.

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

We are studying our lead product candidate, PTI-428, in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We anticipate that if our product candidate is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market and thus be unavailable for testing or commercial use with any of our approved products. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our ongoing and planned preclinical and clinical studies of PTI-428 as a combination therapy administered with ivacaftor and lumacaftor regarding the safety or efficacy of this combination are not favorable, the FDA and comparable foreign regulatory authorities may not approve this combination therapy and we may be forced to delay or terminate the development of this combination therapy, which would materially harm our business. Further, even if we gain marketing approvals for this combination therapy from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that this combination therapy will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for this combination therapy, or the market acceptance of this combination therapy, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

Failures or delays in the commencement or completion of our future clinical trials of PTI-428 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Successful completion of the clinical trials for PTI-428 is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428 in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete additional studies beyond what we currently expect, we may be delayed in completing our clinical trials for PTI-428. We do not know whether all our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials;

•	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site or sites;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, risks included in the signed informed consent required by each study participant, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	unfavorable review of our clinical trials by the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the Cystic Fibrosis Foundation’s Therapeutic Branch which may not sanction our trial for conduct at prospective trial sites or may provide a ranking that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF;

•	severe or unexpected drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;

•	reports from preclinical or clinical testing of other similar therapies that raise safety or efficacy concerns; or

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to lack of efficacy, side effects, personal issues or loss of interest.

Additionally, in our initial Phase 1 clinical trial of PTI-428 in CF patients, we have activated five clinical investigation sites in the US as of August 4, 2016 with additional sites planned. If there is a delay in activating additional trial sites, completion of our Phase 1 clinical trial and our clinical development plan for PTI-428 may be delayed.

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

Positive results from preclinical or in vitro and in vivo testing of PTI-428 are not necessarily predictive of the results of our future and current clinical trials of PTI-428. If we cannot achieve positive results in our clinical trials for PTI-428, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428.

Positive results from our preclinical testing of PTI-428 in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428, may face similar setbacks. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of PTI-428, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects would be materially adversely affected.

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

Negative or inconclusive results of our clinical trials of PTI-428, or any other clinical trials we conduct, could mandate repeated or additional clinical studies. We do not know whether our clinical trials of PTI-428 will demonstrate adequate efficacy and safety to result in regulatory approval to market PTI-428 or our other product candidates. Even if early-stage clinical results are favorable, if later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including PTI-428, may be adversely impacted.

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

In order to obtain approval of a product candidate, we must demonstrate safety in various nonclinical and clinical tests. At the time of initiating human clinical trials, we may not have conducted or may not conduct the types of nonclinical testing ultimately required by regulatory authorities, or future nonclinical tests may indicate that our product candidates are not safe for use. Nonclinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes. For example, results of an earlier laboratory study of PTI-130 in non-rodent species suggested potential hematologic and reproductive toxicology issues that we believe are specific to the non-rodent species. While we intend to develop a different formulation and route of administration designed to avoid such issues, we cannot predict whether future safety and toxicology studies may produce these same problems or cause other undesirable effects. We also observed certain undesired hematological (including reduced platelet count) side effects in animals dosed at levels of PTI-428 that are higher than those intended for our clinical studies. We plan to complete additional toxicity studies of reproductive toxicity, carcinogenicity and long-term side effects prior to or concurrent with any Phase 3 clinical trials of our product candidates, and we cannot exclude the possible occurrence of these or other side effects in future nonclinical or clinical studies. In addition, success in initial tests does not ensure that later testing will be successful. We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

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

If we do not obtain orphan drug exclusivity or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. If we do not obtain orphan designation for PTI-428, we will lose our on such benefits associated with orphan designation.

Risks Relating to Our Dependence on Third Parties

If third parties on which we depend to conduct our preclinical studies or any ongoing or future clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with materially adverse effects on our business and prospects.

We rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and will do the same for our ongoing and planned clinical trials for PTI-428 and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-428 for CF. Further, it is possible that we may advance our clinical trials for PTI-428 only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-428 is approved for marketing, it may have limited sales due to particularly intense competition in the CF market.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-428 and PTI-130, or our technologies, and our patent applications related to our CF program are in the earliest stages, including several provisional patent applications. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For all of our patent applications related to PTI-428, PTI-130, potentiator correctors and our CF and COPD programs, as well as for all but one of the remaining applications related to our CF program and most of the patent applications related to our Usp14 program, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Numerous patents and pending applications are owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning and scope of patent claims. Moreover, because some patent applications are maintained in secrecy until the patents publish, we cannot be certain that third parties have not filed patent applications that cover our products and technologies. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, importation or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications can, subject to certain limitations, be later amended in a manner that could cover our technologies, our future products or the manufacture or use of our future products. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our technology, including our products, processes for manufacture or methods of use, including combination therapy. It is uncertain whether the issuance of any third-party patents will require us to alter our product candidates or processes, obtain licenses, or cease certain activities.

If patents issued to third parties contain blocking, dominating or conflicting claims we may choose to or, if such claims are ultimately determined to be valid, be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including, potentially, the manufacture or marketing of any products deemed to infringe those patents. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products entirely or for certain indications. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Our failure to obtain a license to any technology that we may require to commercialize our products on favorable terms may have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to, or threatened with, future litigation by third parties, including our competitors, having patent or other intellectual property rights alleging that our technologies, including our products, processes for manufacture or methods of use, including combination therapy, or other proprietary technologies infringe either literally or under the doctrine of equivalents their intellectual property rights. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Parties making successful claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. Any of those occurrences would have a material adverse impact on our business.

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

As PTI-428 advances through clinical trials we may experience difficulties in managing our growth and expanding our operations.

We have limited experience in drug development. As our product candidates advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We carry clinical trial liability insurance, however there can be no assurance that we will be able to obtain the amount of insurance necessary to cover potential claims or liabilities. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance, if obtained, will continue to be available on terms acceptable to us. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

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

Our executive officers, directors and principal stockholders and their affiliates beneficially own or control, directly or indirectly, approximately 93% of the outstanding shares of our common stock as of August 11, 2016. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and by-laws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for shares of our common stock, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

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

A portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

In this Quarterly Report on Form 10-Q, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive for relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the PCAOB. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

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

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures as well as internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are and will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Operating as a public company has significantly increased our costs and requires our management to devote substantial time to compliance efforts.

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

Our amended and restated certificate of incorporation and amended and restated by-laws and the Delaware General Corporation Law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions:

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a three-year period following the time that this stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own within three years prior to the determination of interested stockholder status, 15% or more of the corporation’s voting stock.

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

Our by-laws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders (including beneficial owners), which may discourage such lawsuits against us and our directors, officers, other employees or stockholders (including beneficial owners). Alternatively, if a court were to find the choice of forum provision contained in our by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On February 17, 2016, we closed the sale of 6,250,000 shares of common stock to the public at an initial public offering price of $8.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-208735), which was filed with the SEC on December 23, 2015 and amended subsequently and declared effective on February 10, 2016. The underwriters of the offering were Leerink Partners and RBC Capital Markets, acting as joint book-running managers for the offering and as representatives of the underwriters. Baird and H.C. Wainwright & Co. acted as co-managers for the offering. We raised approximately $42.5 million in net proceeds in the IPO after deducting underwriting discounts and commissions of approximately $3.5 million and other offering expenses of $4.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: August 15, 2016	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ James DeTore
James DeTore
Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2016	By:	/s/ Brett Hagen
Brett Hagen
Controller (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Registrant.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

10.1#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-208735	10.6	February 1, 2016

10.2	Form of Indemnification Agreement, between the Registrant and its officers and directors	S-1	333-208735	10.8	December 23, 2015

10.3#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-208735	10.10	February 1, 2016

10.4#	2016 Employee Stock Purchase Plan	S-1/A	333-208735	10.15	February 1, 2016

10.5#	Non-Employee Director Compensation Policy	S-1/A	333-208735	10.16	February 1, 2016

10.6#	Consulting Agreement by and between the Registrant and Danforth Advisors, LLC, dated as of April 15, 2015	8-K	001-37695	10.3	March 21, 2016

10.7	Consulting Agreement by and between the Registrant and Dr. Stelios Papadopoulos, dated May 25, 2016	8-K	001-37695	10.2	May 27, 2016

10.8	Amendment No. 4 to Collaboration and License Agreement by and between the Registrant and Astellas Pharma, Inc., entered into on May 23, 2016 (effective as of January 31, 2016)	8-K	001-37695	10.1	May 27, 2016

10.9	Amendment No. 5 to Collaboration and License Agreement by and between the Registrant and Astellas Pharma, Inc., entered into on July 31, 2016				Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Furnished herewith

#	Represents management contract or compensation plan, contract, or agreement.