Form 10-Q
period 2016-09-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2016-11-10
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, there were 24,960,243 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain and maintain regulatory approval of PTI-428 for any indication, and the labeling under any approval we may obtain;
•	the timing of initiation and completion of clinical trials of PTI-428 and our other product candidates;
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
•

our plans to develop and commercialize PTI-428 and our combination solutions, including PTI-NC-733, including the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;

•	the performance of our third-party manufacturers and clinical research organizations;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for PTI-428 and our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of PTI-428 and our combination solutions for any indication;
•	our ability to obtain financing as needed;
•	the success of competing products that are or become available for the indications that we are pursuing;
•	our ability to hire and retain key scientific and management personnel; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$43,828	$13,844
Short-term investments	56,412	—
Accounts receivable	445	918
Other current assets	2,388	180
Total current assets	103,073	14,942
Property and equipment, net	342	566
Deferred offering costs	—	2,744
Other assets	81	144
Restricted cash	294	294
Total assets	$103,790	$18,690
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,809	$3,330
Accrued expenses	4,182	2,248
Deferred revenue	4,683	4,076
Deferred rent	196	182
Total current liabilities	11,870	9,836
Deferred revenue, net of current portion	1,666	4,265
Deferred rent, net of current portion	139	287
Preferred stock warrant liability	—	110
Derivative liability	142	2
Total liabilities	13,817	14,500
Commitments and contingencies (Note 9)
Convertible preferred stock, (Series A and B), $0.001 par value; 0 and 110,057,398 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 0 and 104,854,769 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $149,392, respectively, as of September 30, 2016 and December 31, 2015	—	112,292
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized as of September 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 125,000,000 and 170,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 24,945,125 and 571,137 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	26	1
Additional paid-in capital	237,989	12,115
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(148,033)	(120,218)
Total stockholders’ equity (deficit)	89,973	(108,102)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$103,790	$18,690

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,715	$1,201	$4,324	$3,078
Operating expenses:
Research and development	9,218	6,258	23,498	16,737
General and administrative	3,266	1,523	8,682	4,553
Total operating expenses	12,484	7,781	32,180	21,290
Loss from operations	(10,769)	(6,580)	(27,856)	(18,212)
Interest income	36	—	56	—
Interest expense	—	(189)	—	(599)
Other expense, net	(38)	(281)	(15)	(598)
Net loss	(10,771)	(7,050)	(27,815)	(19,409)
Modification of Series A preferred stock	—	174	—	10,739
Accruing dividends on preferred stock	—	(2,459)	(1,378)	(6,698)
Net loss attributable to common stockholders	$(10,771)	$(9,335)	$(29,193)	$(15,368)
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(16.77)	$(1.75)	$(28.05)
Weighted average common shares outstanding—basic and diluted	20,073,685	556,567	16,672,368	547,816

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,771)	$(7,050)	$(27,815)	$(19,409)
Other comprehensive loss:
Unrealized loss on investments	(9)	—	(9)	—
Comprehensive loss	$(10,780)	$(7,050)	$(27,824)	$(19,409)

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2015	104,854,769	$112,292	571,137	$1	$12,115	$—	$(120,218)	$(108,102)
Exercise of stock options	—	—	61,325	—	144	—	—	144
Stock-based compensation expense	—	—	—	—	1,245	—	—	1,245
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	6,250,000	6	42,523	—	—	42,529
Conversion of convertible preferred stock to common stock	(104,854,769)	(112,292)	9,699,600	10	112,282	—	—	112,292
Issuance of common stock to settle accruing Series A dividends	—	—	2,590,742	3	(3)	—	—	—
Issuance of common stock for partial payment of accrued bonus	—	—	10,218	—	62	—	—	62
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	28	—	—	28
Issuance of common stock upon completion of follow-on offering including overallotment, net of offering costs	—	—	5,750,000	6	69,463	—	—	69,469
Issuance of common stock for payment of consulting services	—	—	12,103	—	130	—	—	130
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(27,815)	(27,815)
Balances at September 30, 2016	—	$—	24,945,125	$26	$237,989	$(9)	$(148,033)	$89,973

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(27,815)	$(19,409)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	248	199
Premium on short-term investments	(124)	—
Amortization of premium on short-term investments	2	—
Non-cash rent expense	(134)	(20)
Non-cash interest expense	—	599
Stock-based compensation expense	1,375	161
Change in fair value of derivative liability	140	536
Change in fair value of preferred stock warrant liability	(82)	77
Gain on disposal of property and equipment	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	473	203
Other current assets	(2,200)	80
Other assets	63	161
Accounts payable	390	1,172
Accrued expenses	1,849	349
Deferred revenue	(1,992)	3,002
Net cash used in operating activities	(27,820)	(12,890)
Cash flows from investing activities:
Purchases of short-term investments	(56,299)	—
Purchases of property and equipment	(32)	(233)
Proceeds received from sale of property and equipment	13	—
Net cash used in investing activities	(56,318)	(233)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	46,500	—
Proceeds from issuance of common stock upon completion of follow-on public offering, net of commissions and underwriting discounts	70,265	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	21,090
Proceeds from issuance of convertible promissory notes	—	5,000
Proceeds from exercise of stock options	144	73
Payments of initial public offering costs	(2,515)	(914)
Payments of follow-on public offering costs	(272)	—
Net cash provided by financing activities	114,122	25,249
Net increase in cash and cash equivalents	29,984	12,126
Cash and cash equivalents at beginning of period	13,844	8,793
Cash and cash equivalents at end of period	$43,828	$20,919
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$112,292	$—
Issuance of common stock to settle accrued Series A preferred stock dividends	$3	$—
Issuance of common stock for partial payment of accrued bonus	$62	$—
Conversion of preferred stock warrants into common stock warrants	$28	$—
Modification of Series A preferred stock	$—	$(10,738)
Conversion of convertible notes into Series B preferred stock	$—	$15,798
Deferred offering costs included in accounts payable and accrued expenses	$524	$950

The accompanying unaudited notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company’s initial therapeutic focus is on cystic fibrosis, which is caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidate, PTI-428, is in early clinical development, and the Company’s other drug candidates are in the preclinical development and discovery phases.

The Company has incurred losses from operations since its inception. As of September 30, 2016, the Company had an accumulated deficit of $148.0 million. The Company has primarily funded its operations with proceeds received from its initial public offerings and sale of convertible preferred stock. As of September 30, 2016, the Company expects that its cash, cash equivalents and short-term investments of $100.2 million will be sufficient to fund its operating expenses and capital requirements through the second quarter of 2018.

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

Public Offerings

In February 2016, the Company issued and sold 6,250,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $8.00 per share, for net proceeds of $42.5 million after deducting underwriting discounts and commissions of $3.5 million and other offering expenses of $4.0 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 9,699,600 shares of common stock, and the Company issued 2,590,742 shares of common stock as payment of $36.0 million of accruing dividends due to holders of Series A preferred stock. In addition, the Company’s convertible preferred stock warrant outstanding at the close of the IPO converted to a warrant to purchase common stock.

In connection with the completion of the IPO, the Company amended its certificate of incorporation to authorize the future issuance of up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of September 30, 2016, there were no shares of preferred stock issued or outstanding.

In September 2016, the Company issued and sold 5,750,000 shares of its common stock in a public offering at a public offering price of $13.00 per share, for net proceeds of $69.5 million after deducting underwriter discounts and commissions of $4.5 million and other offering expenses of $0.8 million. The foregoing includes the exercise by the underwriters of their options to purchase an additional 750,000 shares of our common stock within 30 days following the date of the final prospectus for the offering.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements as of September 30, 2016 and for the three months and nine months ended September 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. The year-end balance sheet data was derived from the Company’s audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded $2.7 million of deferred offering costs in contemplation of the Company’s initial public offering. In conjunction with the completion of the IPO, the Company reclassified $4.0 million of deferred offering costs to additional paid-in capital as a reduction of the proceeds from the IPO. In September 30, 2016, the Company reclassified $0.8 million of deferred offering costs to additional paid-in capital as a reduction of the proceeds from the second public offering.

Restricted Cash

At September 30, 2016 and December 31, 2015, restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2016, the Company’s cash equivalents consisted of money market funds and U.S. government-sponsored enterprise securities.

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

The Company’s derivative liability, short-term investments and cash equivalents are carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For any period in which the Company has reported net income, basic net income per common share attributable to common stockholders is adjusted for certain amounts to calculate diluted net loss per common share attributable to common stockholders, since dilutive common shares are assumed to have been issued if their effect is dilutive and not to have been issued if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-17 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The new standard clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. This ASU will become effective for the Company on January 1, 2017. The Company is currently evaluating the impact that the adoption of ASU 2016-10 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact that the adoption of this standard will have on its statements of cash flows.

3.	Short Term Investments

Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other expense, net. The following table summarizes the Company’s short term investments as of September 30, 2016 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$48,413	$2	$(9)	$48,406
U.S. treasury securities	8,008	—	(2)	8,006
	$56,421	$2	$(11)	$56,412

The Company did not have any realized gains or losses on its short-term investments for the three and nine months ended September 30, 2016. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2016. The Company did not hold any short-term investments at or during the year ended December 31, 2015.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,366	$—	$—	$24,366
U.S. government-sponsored enterprise securities	—	16,466	—	16,466
Short-term investments:
U.S. government-sponsored enterprise securities	—	48,406	—	48,406
U.S. treasury securities	—	8,006	—	8,006
	$24,366	$72,878	$—	$97,244
Liabilities:
Derivative liability	$—	$—	$142	$142
	$—	$—	$142	$142

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$2	$2
Preferred stock warrant liability	—	—	110	110
	$—	$—	$112	$112

The Company did not hold any cash equivalents or short-term investments as of December 31, 2015. During the periods ended September 30, 2016 and December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

Preferred Stock Warrant Liability

The warrant liability in the table above is comprised of the fair value of a warrant for the purchase of Series A preferred stock and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. On February 10, 2016, upon the closing of the IPO the Series A preferred stock converted into common stock, the preferred stock warrant became exercisable for common stock instead of preferred stock, and the preferred stock warrant liability, was remeasured at the fair value at that time, then reclassified to additional paid-in capital. The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

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

As of September 30, 2016, the Company determined the per share common stock price available based on publicly traded markets. As of December 31, 2015, the Company determined the per share fair value of the underlying stock price by taking into consideration recent business development and economic factors it deemed relevant. The Company determined the expected term of the instrument to be 2.50 years and 0.12 years as of September 30, 2016 and December 31, 2015, respectively. The Company estimated its expected stock volatility to be 81.5% and 74.1% as of September 30, 2016 and December 31, 2015, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 0.82% and 0.14% as of September 30, 2016 and December 31, 2015, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the preferred stock warrant liability and the derivative liability are summarized below (in thousands):

	Preferred Stock	Derivative
	Warrant Liability	Liability
Fair value at December 31, 2015	$110	$2
Change in fair value	(82)	140
Conversion to common stock warrant	(28)	—
Fair value at September 30, 2016	$—	$142

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll and related expenses	$1,469	$1,607
Accrued research and development expenses	1,810	185
Accrued professional fees	711	436
Accrued other	192	20
	$4,182	$2,248

6.	Stock-Based Compensation

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

Stock-Based Compensation

The Company grants stock-based awards under the 2016 Plan and is authorized to issue common stock under the 2016 ESPP. The Company also has outstanding stock options under its 2008 Equity Incentive Plan, but is no longer granting awards under this plan. As of September 30, 2016, 1,260,609 shares of common stock were available for issuance under the 2016 Plan. As of September 30, 2016, 138,757 shares of common stock were available for issuance to participating employees under the 2016 ESPP. Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$119	$63	$351	$2
General and administrative	451	60	1,024	159
	$570	$123	$1,375	$161

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of September 30, 2016, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $1.1 million. During the three and nine months ended September 30, 2015, the Company did not grant any options to non-employees. For the three and nine months ended September 30, 2016 the Company did not record any stock-based compensation expense for options granted to non-employees prior to 2013. For the three and nine months ended September 30, 2015 the Company recorded stock-based compensation expense for options granted to non-employees prior to 2013 of less than $(0.1) million and $(0.1) million, respectively. During the three and nine months ended September 30, 2016, the Company granted 12,103 shares of common stock to a non-employee as compensation under the Letter Agreement described in Note 10. For the three and nine months ended September 30, 2016, the Company recorded $0.1 million of stock-based compensation expense for shares granted to a non-employee.

Stock-based compensation expense for the nine months ended September 30, 2015 was reduced by $0.5 million for the cumulative correction of immaterial errors associated with the recognition of stock-based compensation for certain stock options with performance-based vesting conditions. Of this amount, $0.2 million related to years prior to 2015 and $0.3 million related to the three months ended March 31, 2015. Based upon its evaluation of relevant factors, the Company concluded that the uncorrected errors in its previously issued financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction during the nine months ended September 30, 2015 is not material to the Company’s results for the year ending December 31, 2015.

7.	Collaboration Agreement

Astellas

In May 2016, the Company entered into a fourth amendment, effective as of January 31, 2016, to the Collaborative Research, Development, Commercialization and License Agreement (as further amended the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). In connection with the amendment, in June 2016 the Company received a payment of $1.0 million to conduct certain experiments in order to gain additional data on compounds being researched. The payment is being recognized by the Company as revenue over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term.

In July 2016, the Company entered into a fifth amendment effective as of July 31, 2016, to the Astellas Agreement as a result of achieving a pre-clinical milestone and progressing to the optimization phase. These amendments provide for the Joint Research Committee to evaluate the progress at various intervals throughout the lead optimization phase. In connection with the amendment, the Company received a payment of a $0.8 million non-substantive milestone payment which is being recognized, over the three and half-year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term.

Biogen

In December 2015, the Company commenced the third year of the research term under the Collaborative Research, Development, Commercialization and License Agreement (the “Biogen Agreement”) with Biogen New Ventures (“Biogen”). Under the original terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, the Company is entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term the Company received research funding payments on a guaranteed basis in the amount of $4.0 million. The Company is not guaranteed to receive additional research funding payments throughout the remainder of the research term. Payments received as reimbursement for actual costs incurred will be accounted for in the same manner as the guaranteed research funding payments, such that the payments will be recognized over the four-year research term of the agreement, which commenced in December 2013, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

8.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the nine months ended September 30, 2016 and 2015 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

9.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(10,771)	$(7,050)	$(27,815)	$(19,409)
Modification of Series A preferred stock	—	174	—	10,739
Accruing dividends on preferred stock	—	(2,459)	(1,378)	(6,698)
Net loss attributable to common stockholders-basic and diluted	$(10,771)	$(9,335)	$(29,193)	$(15,368)
Denominator:
Weighted average number of common shares outstanding—basic	20,073,685	556,567	16,672,368	547,816
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(16.77)	$(1.75)	$(28.05)

The Company’s potential dilutive securities, which include stock options, convertible preferred stock as converted to common stock and a warrant to purchase preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company has reported a net loss for all periods presented. Therefore, diluted net loss per common share is the same as basic net loss per common share. The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of September 30,
	2016	2015
Convertible preferred stock (as converted to common stock)	—	9,699,600
Options to purchase common stock	1,731,823	866,082
Warrant for the purchase of convertible preferred stock (as converted to common stock)	14,800	14,800
	1,746,623	10,580,482

10.	Commitments and Contingencies

Dr. Stelios Papadopoulos

In May 2016 the Company entered into a Letter Agreement with Dr. Stelios Papadopoulos with an effective date of July 1, 2016 and a term of 36 months. Under the terms of the Letter Agreement, Dr. Papadopoulos will provide certain consulting and advisory services to the Company as and when requested. The Company will pay a quarterly retainer of $0.2 million to Dr. Papadopoulos for the duration of the Letter Agreement with aggregate fees totaling $2.5 million over the term of the Letter Agreement. The retainer may be paid in cash, common stock of the Company or a combination of the two at the discretion of the Company. Any common stock issued in settlement of payments due under this agreement will be valued at the average closing price of the stock for 20 trading days, as listed on the NASDAQ, ending three trading days prior to the issuance of the shares. Additionally, under the terms of the Letter Agreement, if the Company consummates a merger and acquisition (“M&A) transaction, as defined in the Letter Agreement, with another party during the term of the Agreement or the 12-month period following the expiration of the Letter Agreement, Dr. Papadopoulos will be entitled to a M&A transaction fee equal to 1% of the value of the transaction, as defined in the Letter Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the Securities and Exchange Commission on March 30, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied, by the forward-looking statements contained in the following discussion and analysis.

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

In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in the first quarter of 2016, to assess safety, tolerability and pharmacokinetics in CF subjects. We initiated the second Phase 1 study of PTI-428 in healthy volunteers to assess potential drug-drug interactions with oral contraceptives in the second quarter of 2016 and have initiated the additional cohorts described below. The Phase 1 trial in CF patients includes single ascending dose, or SAD, multiple ascending dose, or MAD, and proof-of-concept cohorts. The Phase 1 in healthy volunteers includes SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results as well as drug-drug interaction, or DDI, cohort to assess the potential for DDIs between oral contraceptives and PTI-428. We have reported preliminary safety, pharmacokinetic and exploratory biomarker data from subjects in some of the other cohorts in the Phase 1 clinical trial in healthy volunteers and CF subjects. We aim to have substantially complete topline proof of concept efficacy data in a total of 20 CF patients on the standard of care of Orkambi in the first quarter of 2017. We expect to assess improvement in lung function, as measured by forced expiratory volume in one second, or FEV 1, as well as other endpoints such as sweat chloride, over four weeks of dosing. We have also received notification from the regulatory authority in Canada allowing us to expand the Phase 1 study in patients.

We are leveraging our DRT technology platform and other expertise to design and develop our own correctors and potentiators that are optimized to work more synergistically with PTI-428 than other third-party CFTR modulators. We believe there is significant potential for improvement in clinical outcomes beyond existing treatments and therapies presently in clinical development for the treatment of CF.

Our drug discovery efforts include building a broader CFTR modulator pipeline, intended to include our own proprietary correctors and potentiators. For example, the Company has nominated its CFTR modulators PTI-801 as a corrector and PTI-808 as a potentiator as clinical candidates. In combination with PTI-428, the three compounds together comprise PTI-NC-733. We aim to be substantially ready to file an IND for each of PTI-801 and PTI-808 by the end of 2016, subject to satisfactory completion of our toxicology and other preclinical testing to support such applications.  We are also progressing the development of proprietary back-ups for these candidates.

Since our inception in 2006, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from our initial public offering in February 2016, our follow-on public offering in September 2016, and, to a lesser extent, payments received in connection with collaboration agreements and a research grant.

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

In September 2016, we completed a follow-on offering of our common stock and issued and sold 5,750,000 shares of our common stock in a public offering at a public offering price of $13.00 per share, resulting in net proceeds of $69.5 million after deducting underwriting discounts and commissions of $4.5 million and other offering expenses of $0.8 million. The foregoing includes the exercise by the underwriters of their option to purchase an additional 750,000 shares of our common stock within 30 days following the date of the final prospectus for the offering.

Since our inception, we have incurred significant operating losses. Our net losses were $10.8 million and $7.1 million for the three months ended September 30, 2016 and 2015, respectively and $27.8 million and $19.4 million for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had an accumulated deficit of $148.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand clinical trials for PTI-428;
•	advance our combination therapy candidates, PTI-801 and PTI-808, components of PTI-NC-733, into Phase 1 and Phase 2 clinical trials;
•	seek regulatory approval for our product candidates;
•	hire personnel to support our product development, commercialization and administrative efforts; and
•	advance the research and development efforts of our DRT technology platform and other product candidates.

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

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three months and nine months ended September 30, 2016 and 2015 has been derived from our collaboration agreements with Astellas and Biogen.

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $1.0 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively and $2.2 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $3.2 million as of September 30, 2016 and December 31, 2015.

In May 2016, we entered into a fourth amendment, effective as of January 31, 2016, to the Collaboration and License Agreement with Astellas Pharma, Inc. In connection with such amendment, in June 2016 we received a payment of $1.0 million to conduct certain experiments during the period from February 1, 2016 through July 31, 2016. During this period, we did not receive any other payment or reimbursement under the agreement. The payment is being recognized over research term of the agreement with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. In July 2016, we entered into a fifth amendment effective as of July 31, 2016, to the Collaboration and License Agreement with Astellas Pharma, Inc. as a result of achieving a pre-clinical milestone and have progressing to the optimization phase. The amendment provides for the Joint Research Committee to evaluate the progress at various intervals throughout the optimization phase. The amendment provides for the Joint Research Committee to evaluate the progress at various intervals throughout the optimization phase. In connection with the amendment, the Company received a $0.8 million non-substantive milestone payment which is being recognized, over the three and a half-year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term.

Under the Biogen collaboration agreement, we recognized revenue of $0.7 million for the three months ended September 30, 2016 and 2015 and $2.1 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively. We recognize revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Biogen collaboration agreement totaled $3.1 million and $5.1 million as of September 30, 2016 and December 31, 2015, respectively. In December 2015, we commenced the third year of the research term under the Biogen collaboration agreement. Under the original terms of the agreement, beginning in the third year and continuing through the fourth year of the research term, we are entitled to receive reimbursement of costs incurred for actual full-time equivalent employees conducting research under the Biogen agreement. During the first two years of the research term, we received research funding payments on a guaranteed basis in the amount of $4.0 million.

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

Operating Expenses

Research and Development Expenses

Research and development expenses, which include costs of research services incurred in connection with our collaboration agreements and research grant, consist primarily of costs incurred in connection with the discovery and development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	expenses incurred in connection with the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies; and
•	payments made under third-party licensing agreements.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
CF	$6,052	$2,770	$13,999	$6,170
Usp14	141	426	282	2,320
UPR	233	395	877	654
Unallocated expenses	2,792	2,667	8,340	7,593
Total research and development expenses	$9,218	$6,258	$23,498	$16,737

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

Other Income (Expense), Net

Interest Income. Interest income consists of interest earned on cash equivalents and short-term investments held by us during the three and nine months ended September 30, 2016. There were no cash equivalents or short-term investments held by us during the three and nine months ended September 30, 2015.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2016 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Research collaboration revenue	$1,715	$1,201	$514
Operating expenses:
Research and development	9,218	6,258	2,960
General and administrative	3,266	1,523	1,743
Total operating expenses	12,484	7,781	4,703
Loss from operations	(10,769)	(6,580)	(4,189)
Interest income	36	—	36
Interest expense	—	(189)	189
Other expense, net	(38)	(281)	243
Total other expenses, net	(2)	(470)	468
Net loss	$(10,771)	$(7,050)	$(3,721)

Revenue

Revenue was $1.7 million for the three months ended September 30, 2016, compared to $1.2 million for the three months ended September 30, 2015. The increase of $0.5 million was the result of an increase in revenue recognized from our collaboration with Astellas. The increase in revenue from the Astellas collaboration in the 2016 period was primarily the result of the $1.8 million payments received under the fourth and fifth amendments of the agreement. Payments received under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

Research and Development Expenses

Research and development expenses were $9.2 million for the three months ended September 30, 2016, compared to $6.3 million for the three months ended September 30, 2015. The increase of $2.9 million was primarily due to an increase of $2.6 million related to activities supporting our Phase 1 clinical trials of PTI-428 which commenced during the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended September 30, 2016, compared to $1.5 million for the three months ended September 30, 2015. The increase of $1.8 million in in general and administrative expenses was primarily due to an increase of $0.6 million in professional fees and an increase of $0.3 million in occupancy and other facility-related costs. Additionally, there was an increase of $0.8 million in personnel-related costs, including $0.3 million in employee stock-based compensation expense and $0.1 million in non-employee stock-based compensation expense.

Interest Income

We recorded interest income for the three months ended September 30, 2016 of an immaterial amount as compared to no interest income for the three months ended September 30, 2015. The increase was due to interest earned on cash equivalents and short-term investments held during the three months ended September 30, 2016. There were no cash equivalents or short-term investments outstanding during the three months ended September 30, 2015.

Interest Expense

We recorded no interest expense for the three months ended September 30, 2016 as compared to $0.2 million for the three months ended September 30, 2015. The decrease was due to interest accrued on principal amount of our convertible promissory notes issued during 2014 and 2015, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Expense, Net

We recorded an immaterial amount of other expense for the three months ended September 30, 2016 compared to $0.3 of other income for the three months ended September 30, 2015. The $0.2 million net decrease in other expense was primarily due to the decrease in the fair value of our derivative liability during the second half of 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Research collaboration revenue	$4,324	$3,078	$1,246
Operating expenses:
Research and development	23,498	16,737	6,761
General and administrative	8,682	4,553	4,129
Total operating expenses	32,180	21,290	10,890
Loss from operations	(27,856)	(18,212)	(9,644)
Interest income	56	—	56
Interest expense	—	(599)	599
Other expense, net	(15)	(598)	583
Total other expenses, net	41	(1,197)	1,238
Net loss	$(27,815)	$(19,409)	$(8,406)

Revenue

Revenue was $4.3 million for the nine months ended September 30, 2016, compared to $3.1 million for the nine months ended September 30, 2015. The increase of $1.2 million was the result of an increase of $1.3 million of revenue recognized from our collaboration with Astellas. The increase in revenue from the Astellas collaboration in the 2016 period was the result of the $1.8 million payments received under the fourth and fifth amendments of the agreement. Payments received under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

Research and Development Expenses

Research and development expenses were $23.5 million for the nine months ended September 30, 2016, compared to $16.7 million for the nine months ended September 30, 2015. The increase of $6.8 million was primarily due to an increase of $7.8 million in costs incurred in advancing the preclinical and clinical development of our CF program, of which $3.9 million related to activities supporting our Phase 1 clinical trials of PTI-428 which commenced during the first quarter of 2016. Additionally, there was an increase of $1.4 million in personnel-related costs, of which $0.4 million was related to stock-based compensation expense. These increases were offset by a decrease of $2.0 million in costs incurred on our Usp14 program as we focused our resources on the clinical development of PTI-428.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the nine months ended September 30, 2016, compared to $4.6 million for the nine months ended September 30, 2015. The increase of $4.1 million in general and administrative expenses was primarily due to an increase of $2.2 million in professional fees primarily associated with our SEC filings as a result of becoming a public company, including annual and quarterly filings and proxy statements. Additionally, facility-related costs increased by $0.5 million and personnel-related costs increased by $1.3 million, including $0.7 million in employee stock-based compensation expense and $0.1 million in non-employee stock-based compensation expense.

Interest Income

We recorded less than $0.1 million of interest income for the nine months ended September 30, 2016 as compared to no interest income for the nine months ended September 30, 2015. The increase was due to interest earned on cash equivalents and short-term investments held during the nine months ended September 30, 2016. There were no cash equivalents or short-term investments outstanding during the nine months ended September 30, 2015.

Interest Expense

We recorded no interest expense for the nine months ended September 30, 2016 as compared to $0.6 million for the nine months ended September 30, 2015, respectively. The decrease was due to interest accrued on principal amount of our convertible promissory notes issued during 2014 and 2015, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Expense, Net

We recorded an immaterial amount of other expense for the nine months ended September 30, 2016 compared to $0.6 million other expense for the nine months ended September 30, 2015. The $0.6 million net decrease in other expense was primarily due to the decrease in the fair value of our derivative liability during 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offering, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $100.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(27,820)	$(12,890)
Cash used in investing activities	(56,318)	(233)
Cash provided by financing activities	114,122	25,249
Net increase in cash and cash equivalents	$29,984	$12,126

Operating Activities. Net cash used in operating activities was $27.8 million during the nine months ended September 30, 2016 as compared to $12.9 million during the nine months ended September 30, 2015. The $14.9 million increase in cash used in operating activities was primarily driven by a higher net loss of $8.4 million and fluctuations of $6.4 million in working capital for the nine months ended September 30, 2016 as compared to the same period in the prior year.

Investing Activities. During the nine months ended September 30, 2016, we used $56.3 million of cash in investing activities as a result from our purchases of short-term investments in the third quarter of 2016.

During the nine months ended September 30, 2015, we used $0.2 million of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2016, net cash provided by financing activities was $114.1 million, primarily resulting from gross proceeds of $116.8 million from the sale of common stock in connection with the initial and follow-on public offerings, partially offset by payments of $2.8 million of initial public offering costs.

During the nine months ended September 30, 2015, net cash used by financing activities was $25.2, primarily resulting from net proceeds of $21.1 million from the sale of Series B preferred stock and proceeds of $5.0 million from the issuance of convertible promissory notes, partially offset by payments of $0.9 million of initial public offering costs.

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

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2018.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2016 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$2,240	$1,339	$901	$—	$—
Consulting agreement (2)	2,310	840	1,470	—	—
Total	$4,550	$2,179	$2,371	$—	$—

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018.
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

Interest Rate Fluctuation Risk

Our cash, cash equivalents and short-term investments as of September 30, 2016, consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2016, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Risks Relating to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug development company focused primarily on developing our lead product candidate, PTI-428, for the treatment of CF. We have incurred significant net losses in each year since our inception, including net losses of $15.7 million, $15.8 million and $25.0 million for the years ended December 31, 2013, 2014 and 2015, respectively, and $19.4 million and $27.8 million for the nine months ended September 30, 2015 and 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $148.0 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

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

•	establish outsourcing of the commercial manufacturing of PTI-428 for any indications for which we may receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of PTI-428 for any indications for which we may receive regulatory approval;
•	advance our combination therapy candidates, PTI-801 and PTI-808, components of PTI-NC-733, as a treatment for CF into Phase 1 and Phase 2 clinical trials;
•	expand our research and development activities and advance the discovery and development programs for other product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts and seek to discover additional product candidates; and
•	add operational, financial and management information systems and personnel, including personnel to support our clinical development and commercialization efforts and operations as a public company.

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

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, as well as the receipt and/or maintenance of regulatory approval of products and product candidates under development by third parties that our product candidates will or may in the future depend on.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate. Our PTI-428 development program is currently focused on demonstrating its clinical benefit for CF patients. If PTI-428 is approved, it may be approved for co-administration with ivacaftor and lumacaftor. We do not anticipate generating revenues from sales of PTI-428 or any product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•

Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor, the reimbursement of their cost to CF patients by insurers and their overall success on the market;

•	the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor that we desire to test for administration with PTI-428;
•	obtaining favorable results for and advancing the development of PTI-428, including successfully completing our ongoing clinical trials and initiating and completing additional clinical trials;
•	obtaining regulatory approval in the United States of PTI-428 for CF and equivalent foreign regulatory approvals;
•	launching and commercializing PTI-428, including building a production infrastructure and a sales force, and collaborating with third parties;
•	achieving broad market acceptance of PTI-428 in the medical community and with third-party payors; and
•	generating a pipeline of product candidates other than PTI-428, such as our novel combination solutions comprised of our own CFTR modulators such as PTI-801 and PTI-808.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2018. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than PTI-428, PTI-801 and PTI-808 or if we need to obtain regulatory approval for PTI-428 for administration with drugs other than ivacaftor and lumacaftor. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates, including PTI-428.

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

We were formed and began operations in December 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We are currently in preclinical development for PTI-NC-733 (PTI-428, PTI-801 and PTI-808) and clinical development for PTI-428. We have not obtained regulatory approval for any of our product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, more experience with clinical development or approved products on the market.

We might not be able to utilize all or a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2015, we had federal and state net operating loss carryforwards of $102.1 million and $88.6 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2015, we also had federal and state research and development tax credit carryforwards of $3.6 million and $2.2 million, respectively, which begin to expire in 2027 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance against our net deferred tax assets.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

We depend almost entirely on the success of our lead product candidate, PTI-428, which is currently in early clinical development. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-428.

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in early clinical development. We initiated our first Phase 1 clinical trial in CF patients in the first quarter of 2016 and initiated a second Phase 1 study of PTI-428 in healthy volunteers in the second quarter of 2016.

Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of PTI-428, and it will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-428 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-428 or any of our other product candidates will be successfully developed or commercialized.

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

Successfully initiating and completing our clinical program and obtaining approval of an NDA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulatory authorities may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;

•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials;
•	the FDA or the EMA may not approve the formulation, labeling or specifications of PTI-428 or our other product candidates;
•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
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

•	the FDA or the EMA may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•	the FDA or the EMA may change their approval policies or adopt new regulations.

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

We are studying our lead product candidate PTI-428 in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We anticipate that if our product candidate is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our ongoing and planned preclinical studies and clinical trials of PTI-428 as a combination therapy administered with ivacaftor and lumacaftor regarding the safety or efficacy of this combination are not favorable, the FDA and comparable foreign regulatory authorities may not approve this combination therapy and we may be forced to delay or terminate the development of this combination therapy, which would materially harm our business. Further, even if we gain marketing approvals for this combination therapy from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that this combination therapy will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for this combination therapy, or the market acceptance of this combination therapy, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

Failures or delays in the commencement or completion of our clinical trials of our product candidates, including PTI-428, including due to amended or additional trials we decide to conduct or that are required by the FDA, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Successful completion of the clinical trials for PTI-428 is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428 in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect, we may be delayed in completing our clinical trials for PTI-428 and our expenses will increase. We do not know whether all our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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
•

challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical sites (including, without limitation, if U.S. trial sites include international subjects coming to the U.S. on a visa), eligibility criteria for the clinical trial, the nature of the clinical trial protocol, risks included in the signed informed consent and any new or amended consents required by each study participant, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

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
•

difficulties retaining and/or obtaining data from patients who have enrolled in a clinical trial but may be prone to withdraw due to lack of efficacy, side effects, personal issues, loss of interest, difficulty travelling to the trial site or returning for required check-ins, or other factors, some of which are out of our control.

Additionally, in our ongoing Phase 1 clinical trial of PTI-428, we have activated eleven clinical trial sites in the United States as of November 8, 2016 with additional clinical trial sites planned. There are an unprecedented number of CF clinical trials ongoing in the United States and in other countries. As a result, the activation of clinical trial sites for our ongoing Phase 1 trial of PTI-428 and securing our target subject enrollment for this clinical trial has been delayed from what we had originally planned. If we are unable to increase our enrollment, we will not have a substantially complete data set for this trial by our target dates.

We intend to expand our Phase 1 clinical trial of PTI-428 to include CF patients who are receiving Orkambi, patients who are eligible for Kalydeco, and patients who are eligible for PTI-428 monotherapy. The expansion of the trial requires a protocol amendment to our IND that is in effect with the FDA. The FDA could issue a clinical hold in response to this protocol amendment thus preventing us from expanding the trial. In addition, the FDA may not agree with the proposed design of our proposed Phase 1 proof-of-concept study for PTI-428. We also are required to receive IRB approval for the amended protocol but there is no guarantee that the IRBs of our existing and prospective clinical trial sites will approve the expansion. Any failure or delay in obtaining necessary permissions from the relevant IRBs or the receipt of a clinical hold in response to our protocol amendment to expand our trial may delay the completion of our Phase 1 trial and our overall development plan for PTI-428.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities or the IRBs at the sites where the IRBs are overseeing a clinical trial, or a data safety monitoring board, or DSMB, may recommend that the sponsor suspend or terminate a trial, due to a number of factors, including, among others:

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

Positive results from preclinical or in vitro and in vivo testing of PTI-428 are not necessarily predictive of the results of our ongoing and future clinical trials of PTI-428. If we cannot achieve positive results in our clinical trials for PTI-428, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428. These risks will apply to any other of our product candidates as well.

Positive results from our preclinical testing of PTI-428 in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428, may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD cohorts in our Phase 1 clinical trial in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain biomarker data sufficient to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of PTI-428, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects would be materially adversely affected.

Even if we obtain positive clinical results for PTI-428 in early-stage clinical trials, those positive results may not be repeated in later-stage clinical trials. This risk will apply to any other of our product candidates as well.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of PTI-428, or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of PTI-428 we observed reduced platelet counts in the animals we tested following administration of these compounds at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.

Additionally, if one or more of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Any of these events could delay or prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

Our product candidates are based on our novel amplifier technology. We are not aware of other drugs that work in a manner that we believe our amplifier technology does. We cannot assure you that development problems related to our novel technology will not arise in the future that could cause significant delays or that we are not able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive and take longer than other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. To our knowledge, there are no other amplifiers in clinical development and none have been approved to date. The novelty of our technology may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies or characterization that may be difficult or impossible to perform.

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

In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice, or cGMP, requirements and adherence to commitments made in the NDA. If we, or a regulatory agency, discover previously unknown problems with a product, such as quality issues or adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requesting a recall or requiring withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of our product candidate, a regulatory agency may:

•	issue an untitled or warning letter asserting that we are in violation of the law;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve a pending NDA or supplements to an NDA submitted by us; or
•	request a recall and/or seize product.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease or condition that fewer than 200,000 individuals in the United States have been diagnosed as having at the time of the submission of the request for orphan drug designation. Under Regulation No. (EC) 141/2000 on Orphan Medicinal Products, a medicinal product may be designated as an orphan medicinal product if, among other things, it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union when the application is made. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity. This exclusivity precludes the EMA or the FDA, as applicable, from approving another marketing application for the same or, in the European Union, a similar drug for the same indication for that time period, unless, among other things, the later product is clinically superior. The exclusivity period is seven years in the United States and ten years in the European Union following marketing approval. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, for example if the drug is sufficiently profitable so that market exclusivity is no longer justified. We intend to seek orphan drug designation for PTI-428.

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

If we do not obtain orphan drug exclusivity or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. If we do not obtain orphan designation for PTI-428, we will lose out on such benefits associated with orphan designation.

Risks Relating to Our Dependence on Third Parties

If third parties on which we depend to conduct our preclinical studies or any ongoing or future clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with materially adverse effects on our business and prospects.

We rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and plan to do the same for our ongoing and future clinical trials for PTI-428 and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable requirements, or the CRO does not perform its contractually required obligations (or makes errors or mistakes), the clinical data, including, without limitation, biomarker data, generated in our clinical trials may not be collected or may be collected but be deemed unreliable and the FDA, the EMA or other comparable foreign regulatory authorities may require us (or we may choose ourselves) to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V.,

Nivalis Therapeutics, Inc., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Ampliphi Biosciences Corporation, Pfizer Inc., Parion Sciences, Inc. Genzyme Corporation, Bayer AG, Laurent Pharmaceuticals Inc. and several other companies.

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

If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including being more effective, safer, or less expensive, or could be marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors.

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

Market acceptance and sales of PTI-428, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-428, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal anti-kickback statute which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, clearinghouses and healthcare providers;

•	the Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the distribution of adulterated or misbranded drugs or medical devices;
•

the federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the Affordable Care Act, or the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

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

ACA also imposes new reporting requirements on device and pharmaceutical manufacturers to make annual public disclosures of payments to physicians and ownership or investment interest in the manufacturers by physicians or their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not reported.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. Most recently, the ACA, which includes measures to significantly change the way health care is financed by both governmental and private insurers, was enacted in March 2010. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting any investment interests held by physicians and their immediate family members;

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-428, or our technologies, and our patent applications related to our CF program are in the earliest stages, including several provisional patent applications. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For all of our patent applications related to PTI-428, PTI-130, potentiators, correctors and our COPD programs, as well as for all but one of the remaining applications related to our CF program and most of the patent applications related to our Usp14 program, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

Because of the specialized scientific nature of our business and the unique properties of our technology, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Ms. Meenu Chhabra, Mr. James DeTore, and Drs. Po-Shun Lee, Geoffrey Gilmartin, and Benito Munoz, who have extensive knowledge of and experience developing our technology. The loss of their services might significantly delay or prevent the achievement of our research, development and business objectives.

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

We have limited experience in drug development. As our product candidates advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We carry clinical trial liability insurance. However, there can be no assurance that we will be able to obtain the amount of insurance necessary to cover potential claims or liabilities. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance, if obtained, will continue to be available on terms acceptable to us. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

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

Risks Relating to Our Common Stock

Our stock price will likely continue to be volatile and an active, liquid and orderly trading market may not develop for our common stock. As a result you may not be able to resell your shares at or above your purchase price.

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

Prior to our initial public offering in February 2016, there was no public market for shares of our common stock. The listing of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market exists. Although our common stock is listed on The NASDAQ Global Market, trading volume in our common stock has been limited and an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future, or impair our ability to license or acquire other product candidates, businesses or technologies using our shares as consideration.

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

Our principal stockholders have and will have a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our executive officers, directors and principal stockholders and their affiliates beneficially own or control, directly or indirectly, a majority of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and by-laws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for shares of our common stock, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

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

A significant portion of our total outstanding shares may be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market believes that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

The holders of a significant portion of shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is believed that they will be sold, in the public market, the trading price of our common stock could decline.

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

We have broad discretion in the use of our cash and may not use them effectively or may use them in a way with respect to which stockholders do not approve.

Our management will have broad discretion in the use of our cash and could spend it in ways that do not improve our results of operations or enhance the value of shares of our common stock. The failure by our management to utilize our cash effectively could result in financial losses that could have a material adverse effect on our business, cause the market price of shares of our common stock to decline and delay the development of our product candidates. We may invest our cash in a manner that does not produce income or that loses value. If we do not invest in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of shares of our common stock to decline.

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

As a public company, we are incurring and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Dodd-Frank Act and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and The NASDAQ Stock Market, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: November 10, 2016	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ James DeTore
James DeTore
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2016	By:	/s/ Brett Hagen
Brett Hagen
Controller (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Registrant.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Registrant	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

10.1#	Employment Agreement, by and between the Registrant and James M. DeTore, entered into on August 4, 2016	8-K	001-37695	10.1	August 8, 2016

10.2#	Amended and Restated Employment Agreement, by and between the Registrant and Meenu Chhabra, dated October 21, 2016				Filed herewith

10.3#	Amended and Restated Employment Agreement, by and between the Registrant and Po-Shun Lee, dated October 21, 2016				Filed herewith

10.4	Amendment No. 5 to Collaboration and License Agreement by and between the Registrant and Astellas Pharma, Inc., entered into on July 31, 2016	10-Q	001-37695	10.9	August 15, 2016

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

#	Represents management contract or compensation plan, contract, or agreement.