Form 10-K
period 2016-12-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2017-03-30
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, based on the last reported sale price of the registrant’s common stock of $12.13 was $126,989,176.  The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of March 21, 2017, there were 25,024,042 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim”, “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our clinical trials, including, without limitation, the timing of the initiation of, completion of, enrollment in, and data from our trials;
•	our estimates regarding anticipated filing of INDs for nominated drug candidates;
•	our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain and maintain regulatory approval of PTI-428, PTI-801 and PTI-808, and our combination solution, PTI-NC-733, for any indication, and the labeling under any approval we may obtain;
•

our ability to obtain and maintain sanctioning or favorable scoring of our clinical trials or protocols from other third parties, such as the Therapeutics Development Network of the Cystic Fibrosis Foundation or the Clinical Trial Network of the European Cystic Fibrosis Society;

•

intense competition in the CF market and the ability of our competitors, many of whom have greater resources than we do, to offer different, better or lower cost therapeutic alternatives than our product candidates;

•	anticipated regulatory developments in the United States and foreign countries;
•	anticipated developments with respect to, and the commercial availability of, CFTR modulators with which PTI-428 is intended to be administered, including Vertex’s ivacaftor and lumacaftor;
•	our plans to develop and commercialize PTI-428, PTI-801 and our combination solutions, including PTI-NC-733, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for PTI-428, PTI-801 and our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of PTI-428, PTI-801 and our combination solutions for any indication;
•	our ability to obtain additional financing;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco and Orkambi are trademarks of Vertex Pharmaceuticals Incorporated.

PART I

Item 1. Business

Overview

We are an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. Leveraging our unique and comprehensive expertise of the proteostasis network, we have developed the Disease Relevant Translation, or DRT, technology platform, a validated drug screening approach for identifying highly translatable therapeutics based on predictive and functionally pertinent phenotypic assays and disease relevant models. Using this proprietary platform, we identified a new class of small molecules, which we call amplifiers, that modulate proteins in the proteostasis network. Our initial therapeutic focus is cystic fibrosis, or CF, which is caused by defects in the cystic fibrosis transmembrane conductance regulator, or CFTR, protein and insufficient CFTR protein function. We continue to grow our CF focused pipeline with novel CFTR modulators including correctors, potentiators, read-through agents and amplifiers. We have exploited the novel mechanism of action of the amplifiers as a drug screening tool in our DRT platform and have identified correctors and potentiators to be developed as part of a combination therapy. We are developing and, if approved, intend to commercialize our own triple combination therapy to be indicated for CF patients who have at least one F508del mutation representing the majority of the patient population.

There is presently no cure for CF. CF affects an estimated 70,000 to 100,000 patients worldwide with the vast majority of the diagnosed patients residing in the United States, Canada, Europe and Australia. CF is a progressive disease and the most common fatal inherited disease among Caucasians. Without normal CFTR protein activity, thick mucus accumulates in vital organs, particularly the lungs, pancreas and gastrointestinal tract, and causes many complications, including respiratory infections, chronic lung inflammation, poor absorption of nutrients and in most cases, progressive respiratory failure. CF patients require lifelong treatment with multiple daily medications, hours of self-care, and frequent hospitalizations. In 2015, the median age of death in the United States from CF was 30 years.

The approval of CFTR modulator based therapy, consisting of a potentiator and a combination of a potentiator and a corrector, has validated the clinical benefit of a small molecule pharmacological approach to improve CFTR function and has become a standard of care for eligible CF patients. These developments have spurred drug discovery and development initiatives that include a combinational approach of multiple modulators. Several companies are currently developing combined uses of three CFTR modulators whose goal is the restoration of CFTR protein activity in CF patients by using one potentiator and two corrector molecules. Correctors, such as lumacaftor or VX-661, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve some level of activity without repairing the actual protein mutation. Potentiators, such as ivacaftor, are believed to increase the opening time of the CFTR protein channel resulting in higher ion flow across the cell membrane.

Unlike other triple combination drug discovery and development approaches for CF, our program includes PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with these other CFTR modulators significantly improves the in vitro CFTR protein activity achieved by these CFTR modulators alone.

Due to the unique ability of amplifiers to selectively increase the amount of the unfolded form of CFTR protein and its synergistic mechanism of action with certain other types of CFTR modulators, we believe that PTI-428 could become the anchor therapeutic agent for combination therapies comprising multiple classes of CFTR modulators for the treatment of CF. A triple combination regimen that includes PTI-428 with PTI-801, a corrector, and PTI-808, a potentiator, has been shown to restore in vitro CFTR protein activity to approximately 100% of normal, in patient-derived human bronchial epithelial, or HBE, cells homozygous for F508del.

With the recent advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care, which addresses only the symptoms of CF, to disease-modifying agents that target the genetic mutations and protein dysfunction that cause the disease. We are developing and intend to commercialize PTI-428 for CF patients with an F508del mutation of the CFTR gene, the most common CFTR gene mutation. In the United States, approximately 86% of all CF patients have an F508del mutation of the CFTR gene, of which approximately 53% are homozygous (having two copies of the F508del mutation), and approximately 47% are heterozygous (having an F508del mutation and one other mutation).

Our analyses of published data by Vertex Pharmaceuticals Incorporated, or Vertex, of its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor and VX-661) and combinations thereof, show a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or VX-661, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or VX-661. In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in CF patients and healthy volunteers in the first half of 2016. The Phase 1 trial in CF patients includes single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers includes SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results.

We have reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the Phase 1 clinical trial in healthy volunteers. Thus far, the safety review committee, which includes both our representatives and those of the clinical contract research organization that we have retained to conduct our trials, has not identified any safety concerns about PTI-428 based upon reviews of adverse events, vital signs, ECGs, chemistry and hematology lab values. Preliminary exploratory biomarker nasal CFTR mRNA and protein data confirm target engagement. Additionally, we observed approximately a two-fold increase in CFTR mRNA and protein from nasal brushing data in healthy volunteer subjects where PTI-428 achieved a threshold concentration further confirming the biological activity of the drug in target tissue. We aim to report preliminary data, including lung function, from a 14-day MAD cohort from at least 8 CF patient subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi as their background, standard of care therapy in the second quarter of 2017. We will assess lung function, as measured by forced expiratory volume in one second, or FEV1, as well as changes in sweat chloride. Upon completion of the Phase 1 clinical trial, we plan to initiate a 28-day Phase 2 clinical trial for PTI-428, and expect data from patients stable on Orkambi in the second half of 2017. We expect patients from the 14-day MAD cohort to be eligible to enroll in this longer duration study after a wash-out period. The goal of these cohorts is to identify a dose level for the triple combination proof of concept, or POC, study. We intend to expand our clinical trial for PTI-428 in Europe where we expect to devote substantial resources having received approval and favorable ranking from the Clinical Trial Network of the European Cystic Fibrosis Society, or the CTN, a patient advocacy group that reviews protocols for CF trials and provides recommendations to its member sites. Discussions with the Therapeutic Development Network, or TDN, part of the Cystic Fibrosis Foundation Therapeutics, the U.S. equivalent to the CTN, are ongoing for the sanctioning of our PTI-428 study.

We have exclusive worldwide commercial rights to PTI-428, PTI-801 and PTI-808. Initially, we plan to pursue regulatory approval for our compounds in territories with well-characterized and clearly identified patient populations with CF such as the United States, Canada, Europe and Australia. Outside of those regions, we may seek a partner to commercialize our products. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, to support product access and secure reimbursement.

We are leveraging our DRT technology platform and other expertise to design and develop our own correctors and potentiators that are optimized to work synergistically with our drug candidates and show a higher combined effect compared to combinations with third-party CFTR modulators. We believe the mechanism of action of PTI-428 enhances the yield of high throughput screening, or HTS, of small molecule libraries and has enabled the identification of a number of novel proprietary correctors and potentiators that restored in vitro CFTR protein activity to normal levels in HBE cells homozygous for F508del. We have submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active, and plan to submit the IND for PTI-808, a potentiator molecule, during the second quarter of 2017 subject to satisfactory completion of our toxicology and other preclinical testing to support our IND application. PTI-801 and PTI-808 are drug development candidates which, when combined with PTI-428, are active components of our PTI-NC-733 triple combination product candidate. We expect POC data in CF patients treated with PTI-801 in the second half of 2017 and intend to initiate dose range finding, or DRF, studies with PTI-808 at the end of 2017. The DRF study with PTI-808 is also intended to be considered a POC study for the triple combination. We believe that the treatment paradigm in CF for the vast majority of patients could be based on combination therapies of CFTR modulators anchored by PTI-428. Our internal drug discovery effort is ongoing, and our DRT technology platform has and continues to generate additional CFTR modulators of known and new pharmacological classes, including readthrough agents, that are being evaluated for further development.

We are currently initiating a Phase 1 healthy volunteer study for PTI-801 to assess its safety and PK. The Phase 1 study will also investigate PTI-801 in CF patients. We plan for this trial to run in U.S. and European sites and are working with both the TDN and CTN to review our protocol for sanctioning. Subject to favorable results from our healthy volunteer arm, we expect data from patients stable on Orkambi who have been dosed with PTI-801 for 14 days in the second half of 2017. Subject to filing and effectiveness of an IND for PTI-808, and positive results from our PTI-428 and PTI-801 programs, we aim to initiate a trial for our third CFTR modulator by the end of 2017. The PTI-808 study is expected to include SAD and MAD cohorts in healthy volunteers as well as co-administration of PTI-428 and PTI-801 and ascending doses of PTI-808 (for our proprietary triple combination therapy PTI-NC-733) in CF patients homozygous for F508del who are not taking Orkambi.

In addition, we have partnered with a major pharmaceutical company, Astellas Pharma Inc., or Astellas, on our unfolded protein response, or UPR, program. The UPR program is intended to reduce the accumulation of unfolded proteins in the endoplasmic reticulum, or ER, which is observed in many diseases caused by an imbalance in the proteostasis network and characterized by defects in protein folding, trafficking and clearance, including genetic, neurodegenerative and retinal degenerative diseases. In August 2016, we announced the achievement of a preclinical milestone by demonstrating that selective modulation of the UPR pathway is an effective disease-modifying approach in the treatment of multiple diseases with few or no therapies currently available.

Strategy

Our mission is to improve the lives of patients who suffer from rare diseases for which there are limited or no available treatments, with an initial therapeutic focus on CF. To accomplish our objectives, we intend to:

•

Develop our own triple proprietary combination product candidate (PTI-428, PTI-801, PTI-808) to address a broad spectrum of CFTR gene mutations. We have identified novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del. We have nominated PTI-801, a corrector molecule, and PTI-808, a potentiator molecule, as drug development candidates that, when combined with PTI-428, are active components of our PTI-NC-733 triple combination product candidate. PTI-428 has completed SAD and MAD components of the Phase 1 study in healthy volunteers and is currently being investigated in CF patients. We have submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active, and plan to submit the IND for PTI-808, during the second quarter of 2017, subject to satisfactory completion of toxicology and other preclinical testing efforts, to be followed by clinical testing in healthy volunteers and CF patients. We believe that the treatment paradigm in CF for the vast majority of patients could be based on combination therapies of CFTR modulators anchored by PTI-428. Subject to filing and effectiveness of an IND for PTI-808, and positive results from our PTI-428 and PTI-801 programs, we aim to initiate a trial by the end of 2017. More specifically, we expect that the PTI-808 study will investigate safety and PK in healthy volunteers and explore ascending doses of PTI-808 in CF patients homozygous for F508del not taking Orkambi and who are also receiving PTI-428 and PTI-801.

•

Rapidly advance clinical development of our lead amplifier candidate PTI-428. We are initially developing PTI-428, an orally bioavailable amplifier, for CF patients homozygous for F508del, the most common CFTR gene mutation. We have shown that PTI-428, combined with ivacaftor and either lumacaftor or VX-661, nearly doubles in vitro CFTR protein activity in cells homozygous for F508del compared to a combination of only ivacaftor and either lumacaftor or VX-661. We aim to report preliminary data including lung function from a 14-day MAD cohort from at least 8 CF patient subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi as their background, standard of care therapy in the second quarter of 2017. We have completed the Phase 1 trial in healthy volunteers which included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. We have reported preliminary safety, pharmacokinetic and exploratory biomarker data from subjects in SAD and MAD cohorts. Thus far, the safety review committee, which includes both our representatives and those of the clinical contract research organization that we have retained to conduct our trials, has not identified safety concerns about PTI-428 based upon reviews of adverse events, vital signs, ECGs, chemistry and hematology lab values. We observed approximately a two-fold increase in CFTR mRNA from nasal brushing data in subjects where PTI-428 achieved a threshold concentration. We are assessing potential clinical benefit by improvement in lung function, as measured by FEV1, and changes in sweat chloride in CF patients. In January 2016, we received Fast Track designation from the FDA for the investigation of PTI-428 for the treatment of CF. Upon completion of our Phase 1 clinical trial, we plan to initiate a 28-day Phase 2 clinical trial for PTI-428, and expect data from patients stable on Orkambi in the second half of 2017. We intend to expand our clinical trial for PTI-428 in Europe where we expect to devote substantial resources having received approval and favorable ranking from the CTN.

•

Rapidly advance clinical development of our lead corrector candidate PTI-801. In the first quarter of 2017, we filed an IND for our proprietary corrector, PTI-801, which is now active, and are currently initiating a Phase 1 healthy volunteer study to assess its safety and PK. The Phase 1 study will also investigate PTI-801 in CF patients. We plan for this trial to run in U.S. and European sites and are working with both the TDN and CTN to review our protocol for sanctioning. Subject to favorable results from our healthy volunteer arm, we expect data from patients stable on Orkambi who have been dosed with PTI-801 for 14 days in the second half of 2017. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF.

•

Advance PTI-428 into clinical development for additional mutation classes. We plan to generate additional evidence supporting the use of PTI-428 in combination with other CFTR modulators and broaden the patient population beyond the initially targeted F508del homozygous subjects. Based on preclinical studies to date, PTI-428, in combination with other CFTR modulators, has shown a consistent positive effect on in vitro CFTR protein activity across multiple CFTR gene mutation classes. We will measure changes in the FEV1 to assess improvement in lung function, and will measure changes in chloride concentration in sweat of treated patients to confirm increased CFTR protein activity.

•

Generate highly selective drug candidates, including amplifiers, in CF and other rare disease conditions by leveraging our knowledge of the proteostasis network. We are focused on developing drugs based on our unique and comprehensive expertise regarding the proteostasis network and its role in protein biosynthesis, folding, trafficking and clearance. We believe that this expertise, together with our validated DRT technology platform, will enable us to identify and develop other transformative, disease-modifying therapies. In CF, we are exploiting the mechanism of action of PTI-428 which enhances the yield of HTS of small molecule libraries and has enabled the identification of several novel proprietary CFTR modulators. We plan to continue to run HTS campaigns using our DRT technology platform to continue to discover novel drug candidates for rare diseases, including diseases where amplifiers can have a clinically meaningful impact.

•

Enter into additional collaborative partnerships to develop and commercialize novel compounds in indications outside of our key strategic areas. Our existing corporate alliance with Astellas provides for future aggregate milestone payments of up to approximately $400 million. We plan to enter into other arrangements that leverage our DRT technology platform to discover novel drug candidates. Partnership opportunities will be screened and evaluated based on their potential to generate additional value by giving us a stake in the resulting products’ future revenues and to maximize the value of our DRT technology platform in additional disease indications.

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

There is presently no cure for CF. It is a progressive disease caused by a deficiency in CFTR protein activity, resulting in the accumulation of thick mucus in vital organs, particularly the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience, among many other conditions, respiratory infections, chronic lung inflammation, poor absorption of nutrients and, in most cases, progressive respiratory failure. Although the life expectancy of CF patients has improved, the median age of death in the United States in 2015 was only 30 years, with a vast majority of such deaths resulting from respiratory failure.

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

These estimates exclude the estimated $300,000 annual cost of ivacaftor, marketed by Vertex as Kalydeco, and the estimated $250,000 annual cost of a combination therapy composed of ivacaftor and lumacaftor, marketed by Vertex as Orkambi. In 2016, worldwide sales of Orkambi and Kalydeco were approximately $1.7 billion with analysts currently forecasting the cumulative sales of the two drugs to surpass $4 billion by 2020.

Cause and Pathophysiology

CF is caused by mutations in the gene that encodes CFTR protein, which plays a critical role in regulating the viscosity of the mucus layer that lines human organs. CFTR protein forms an ion channel that regulates the flow of ions in and out of the cells of vital organs such as the lungs, pancreas and gastrointestinal tract. We refer to this as ion flow. When CFTR protein expels the ions, osmosis draws water out of the cell and hydrates the cell surface. Through regulation of the location of the ions across the cell membrane, the amount of salts in the fluid both inside and outside the cell remains balanced.

In CF patients, the CFTR gene is defective, and as a result, CF patients lack the functional CFTR protein ion channel necessary to regulate ion flow. Altered ion concentration gradient between the inside and the outside of the cell reduces the amount of water molecules outside the cell, causing the accumulation of thick mucus on the epithelial surface as shown in Figure 1.

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

Table 1: Overview of CFTR Gene Mutation Classes

Class	I Stop Codon Mutation	II Processing Mutation	III Gating Mutation	IV Conductance Mutation	V Synthesis Mutation

Defect	Protein translation prematurely stopped	Misfolded protein fails to reach surface	Regulation of ion flow is abnormal	Faulty channel conductance slows ion flow	Less CFTR protein is made
Example Mutation	G542X	F508del	G551D	R117H	3849+10kbC->T
Prevalence in the United States and Canada*	12%	87%	5%	5%	5%
CFTR Modulators with POC**	Read Through Compound	Corrector and Potentiator	Potentiator	Potentiator	Potentiator
Our Approach	✓	✓	✓	✓	✓

*	The sum of the percentages in all classes exceeds 100% because individual CF patients might carry more than one mutation.
**	“POC”, or proof of concept, means demonstrated statistically significant clinical benefit in a controlled clinical trial.

Although F508del is the most common CFTR gene mutation, the frequency of its occurrence in CF patients can vary from region to region. For example, Table 2 summarizes the prevalence of F508del in CF patients in the regions where CF is most common.

Table 2: Summary of Largest CF Patient Populations by Region

	Number of Patients in National CF Registries	% of Patients Homozygous for F508del	% of Patients Heterozygous for F508del
United States	28,000	47%	39%
Canada	4,100	49%	38%
Europe (32 countries)	40,000	44%	38%
Australia	3,000	52%	33%

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

Current Standard of Care

There is presently no cure for CF. Kalydeco and Orkambi are the only products currently approved to treat the underlying cause of CF. Kalydeco is a potentiator believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time. However, Kalydeco is presently approved only for the treatment of CF patients with Gating mutations and R117H Conductance mutations, which impact less than 10% of the CF patient population in the United States and Canada. Although other potentiators may be developed, it is expected that potentiators, when used alone as a monotherapy, would likely address only Gating, Conductance and some Synthesis mutations, impacting only approximately 15% of all CF patients in those regions. Orkambi includes a corrector believed to improve protein folding and trafficking to enable abnormally folded protein to achieve some level of activity without repairing the actual protein, which works together with the same potentiator in Kalydeco, to enhance overall CFTR protein activity. However, Orkambi is only approved for the treatment of CF in people ages 6 and older who are homozygous for F508del, a genotype that represents approximately 45% of the CF patient population in the United States and Europe.

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

Pipeline Approaches to Improving Standard of Care

The current CF drug development pipeline includes several therapeutic approaches aimed at either restoration of CFTR activity or improved symptoms management. One of the most promising approaches includes combinations of complementary CFTR modulators which tackle specific steps in the lifecycle of the mutated protein. The approval of Orkambi validates the rationale for the combination of CFTR modulators, a corrector and a potentiator.  Several companies are exploring the therapeutic potential of triple combinations that involve co-administration of one potentiator and two correctors with most advanced studies currently in Phase 1. We believe that disease modifying therapies in CF will shift towards a triple combination approach which will become the new standard of care.

In addition to drug candidates targeting CFTR protein several other companies are pursuing different cellular targets that might have a beneficial effect on CF related symptoms. Recently, several companies and academic groups have begun to explore the application of early gene editing technologies, such as CRISPR-Cas9, to CF; if successful, these techniques could potentially address the underlying gene mutation defect. However these technologies are in their infancy and are expected to take many years to develop and evaluate.

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

The decline in lung function is progressive and occurs throughout the life of a CF patient and in the vast majority of cases, leads to respiratory failure and death. The severity of lung disease is categorized as mild (FEV1 >70%), moderate (40%< FEV1<69%) or severe (FEV1<40%). The ultimate goal of CF therapy is to halt and reverse the decline of lung function in the hope of extending the life expectancy of patients, eliminating the need for lung transplants, and reclassifying the disease from a lethal to a chronic condition.

Sweat Chloride: Measurement of CFTR Activity

Cystic fibrosis is a ‘whole body' disease with many clinical manifestations. Reduced CFTR function causes a defect in the sweat ducts of CF patients which leads their sweat to contain higher concentration of chloride. The sweat test, which measures the amount of chloride in the sweat, is considered the gold standard for diagnosing CF.

It is believed that sweat chloride can predict clinical outcomes at the population level, supporting its role as a key outcome measure for clinical trials.

Analysis of published clinical data with Kalydeco, a CFTR potentiator, found that short-term changes in the sweat chloride concentration in CF patients show a high likelihood for longer-term improvement in pulmonary function and weight gain.

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

Figure 2: CFTR Protein Activity is Highly Correlated with Observed Clinical Efficacy

Strong Correlation between CFTR Protein Activity and Sweat Chloride

The analysis of published data on CFTR modulators (the potentiators ivacaftor and GLPG1837; and the correctors lumacaftor and VX-661) suggest a strong correlation between the in vitro CFTR protein activity as measured by the Ussing Chamber Assay and reductions in sweat chloride concentration of treated CF patients. We believe the analysis supports the predictive value of in vitro CFTR protein activity with sweat chloride reductions seen in clinical trials observed with approved CFTR modulators.

Our Solution

We are developing and intend to commercialize a triple combination therapy for CF patients carrying at least one F508del allele. Our triple combination solution is comprised of an amplifier, a corrector and a potentiator. Our most advanced drug candidates are PTI-428, an amplifier, PTI-801, a corrector, and PTI-808, a potentiator. The three classes of CFTR modulators have pharmacological characteristics and a mechanism of action that is synergistic and act in different cellular compartments as shown in Figure 3. Amplifiers, a novel class of CFTR modulators, have been shown in in vitro studies to selectively increase the amount of the newly synthesized and unfolded form of CFTR protein in the cell, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon, leading to improved overall CFTR protein activity. The combined effect of amplifiers and marketed or investigational correctors and potentiators further increases the CFTR protein activity, which, as described above, is predicted to correlate with improved clinical outcomes in CF.

Figure 3: CFTR Modulators

Our approach to building a comprehensive franchise of CFTR modulators has leveraged amplifiers as a screening tool in our DRT technology platform for discovering novel CFTR modulators such as potentiators, correctors and readthrough agents. We plan to continue drug discovery and development programs and broaden our CF pipeline with additional CFTR modulators that have the potential for combined use and full restoration of CFTR activity in various genotypes.

Our Product Candidates

By combining our understanding of protein homeostasis with our discovery and development expertise, we have built a robust pipeline of programs targeting the key mechanisms underlying CF and other rare diseases, as well as neurodegeneration and protein conformational diseases.

CFTR modulators are compounds that affect the folding, trafficking and clearance of CFTR protein and can be classified according to ways in which they affect CFTR protein. Despite recent approval of Kalydeco, a potentiator, and Orkambi, a combination of a potentiator and corrector, there is still significant potential for improvement in clinical outcomes beyond existing treatments and therapies presently in clinical development for the treatment of CF. We have identified a novel class of CFTR modulators, amplifiers, that we believe are synergistic with Kalydeco and Orkambi and could potentially enhance their ability to improve CFTR function. We have subsequently identified proprietary correctors and potentiators that are complementary to our amplifiers and designed to work synergistically to restore CFTR function to approximately normal levels.

Our lead product candidate PTI-428, an orally bioavailable amplifier, is a novel, first-in-class drug candidate that, when used in combination with existing treatments and therapies presently in clinical development, has shown a consistent positive effect on CFTR protein activity in vitro. We have identified novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del.  PTI-428 is currently in Phase 1 studies in the U.S. in healthy volunteers and CF subjects.

PTI-801 and PTI-808 are drug development candidates which, when combined with PTI-428, are active components of our PTI-NC-733 triple combination product candidate. We have submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active, and plan to submit an IND for PTI-808, during the second quarter of 2017, subject to satisfactory completion of our toxicology and other preclinical testing to support our IND application. We believe that the treatment paradigm in CF for the majority of patients could be based on combination therapies of CFTR modulators anchored by PTI-428.

Our studies show that amplifiers selectively increase the amount of the newly synthesized, unfolded form of CFTR protein in the cell, thus increasing the amount of CFTR protein available for trafficking. When combined with ivacaftor and either lumacaftor or VX-661, PTI-428 nearly doubles the in vitro CFTR protein activity in cells homozygous for F508del in our Ussing Chamber Assays compared to a combination of only ivacaftor and lumacaftor. We initiated our first Phase 1 clinical trial in CF patients and in healthy volunteers in the first half of 2016.

Our product pipeline is described in more detail in Figure 4.

Figure 4: Our Product Pipeline

We have identified novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del. PTI-801 and PTI-808 are drug development candidates which, when combined with PTI-428, are active components of our PTI-NC-733 triple combination product candidate.

Figure 5 illustrates the existing medical need across various CFTR gene mutation classes. The vertical axis represents the actual or predicted clinical benefit measured by absolute improvement in FEV1, and the horizontal axis spans across the different CFTR gene mutation classes, where the width of each bar delineated by the vertical dotted lines is proportional to the prevalence of the specific genotype or mutation class among CF patients in the United States and Canada. The total of the percentages indicated on the horizontal axis exceeds 100% because individual CF patients might carry more than one class of mutation.

Figure 5: Portion of CF Population Served or Expected to be Served by Existing Treatments and Therapies Presently in Development

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

We have also demonstrated that the combination of one of our proprietary amplifiers, together with a proprietary corrector and a proprietary potentiator, can achieve mechanistic synergy and restore in vitro CFTR protein activity to approximately 100% of normal in patient-derived HBE cells homozygous for F508del. We believe that with these results, our combination therapies have the potential to deliver a more clinically meaningful benefit to a broader set of mutation classes than those addressed by presently approved therapies and those under development.

Combination Therapies Built around PTI-428 and other Proprietary CFTR Modulators

Combination therapy of compounds that act synergistically on CFTR protein biosynthesis, folding, trafficking and conductance has been validated in preclinical models and clinical studies in CF patients. With the approval of CFTR modulators, the CF treatment paradigm is shifting from palliative care to the advancement of disease-modifying modulators that target the underlying cause of the disease which is CFTR protein malfunction. We are taking advantage of the potential ability of PTI-428 to enhance clinical efficacy of potentiators and correctors to develop novel proprietary combinations.

Using our DRT technology platform and other expertise to screen compounds that are complementary with PTI-428, we are designing and developing correctors and potentiators that are optimized to work more synergistically with our proprietary CFTR modulators than third-party CFTR modulators. We have nominated PTI-801, a corrector molecule, and PTI-808, a potentiator molecule, as drug development candidates which, when combined with PTI-428, are active components of our PTI-NC-733 triple combination product candidate. In addition to having desirable drug-like properties, the molecules have differentiated features. PTI-801 acts in a complimentary and synergistic way with other correctors, such as lumacaftor, suggesting a different mechanism of action. Furthermore, it prevents ivacaftor induced destabilization of F508del CFTR upon chronic exposure, which could translate into an enhanced clinical benefit in patients that are on a Kalydeco treatment regimen.

PTI-NC-733, a Novel Combination Solution Built around PTI-428

We have demonstrated that PTI-NC-733, a novel combination of PTI-428 together with PTI-801, our novel corrector, and PTI-808, our novel potentiator, can achieve mechanistic synergy leading to a full restoration of in vitro CFTR protein activity in patient-derived HBE cells homozygous for F508del. Additionally, the combination of PTI-801 and PTI-808 has demonstrated superior in vitro efficacy compared to the combination of lumacaftor and ivacaftor. We anticipate that these findings, described in Figure 6 below, will translate into a more clinically meaningful benefit to a broader set of mutation classes than those addressed by therapies that are presently approved or known to be under development.

Figure 6: Amplifier-Based Triple Combination Restores F508del-CFTR Function to Almost Normal CFTR Function in In Vitro Assays

We have submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active, and plan to submit an IND for PTI-808, during the second quarter of 2017, subject to satisfactory completion of toxicology and other preclinical testing. We are currently initiating a Phase 1 safety trial of PTI-801 and expect to initiate a Phase 1 safety trial for PTI-808 in the second half of 2017, subject to the filing and effectiveness of the IND. If the results of the safety trials are favorable, including MAD cohorts with patients stable on Orkambi, we would then conduct additional studies including dose-ranging trials.

We have completed an initial feasibility study that supports the co-formulation of PTI-428, PTI-801 and PTI-808. We plan to complete a full preclinical safety and efficacy profile of PTI-NC-733, the first of our proprietary combination therapies. If clinical trial results for PTI-428, PTI-801 and PTI-808 are favorable, we plan to initiate a clinical trial with the combination product candidate by the end of 2017 where we will investigate the use of PTI-NC-733 as a standalone therapy in CF patients with topline data expected in the first half of 2018.

Mechanism of Action of PTI-428

While the specific molecular target for PTI-428 remains unknown, our in vitro studies show that PTI-428 has a unique effect on in vitro CFTR protein activity. PTI-428 has been observed to selectively increase the amount of the newly synthesized and unfolded form of CFTR protein in the patient-derived HBE cells.

As shown in Figure 7, during the translation process of mRNA into protein, the signal recognition particle, or SRP, binds to a special portion of the emerging chain of amino acids, called the signal sequence, and shuttles the entire mRNA-ribosome complex to the ER surface, where the emerging chain of amino acids can be properly folded into the protein. Increased SRP recognition of the signal sequence facilitates protein synthesis and, by blocking RNA degradation processes, stabilizes mRNA. Because our in vitro studies show that PTI-428 increases both the CFTR mRNA and the amount of the newly synthesized and unfolded form of the CFTR protein, we believe that PTI-428 improves the translation of CFTR protein at the ER membrane, resulting in more of the newly synthesized and unfolded form of CFTR protein being made. By providing more CFTR protein, PTI-428 can significantly increase the effect of correctors and potentiators on in vitro CFTR protein activity in HBE cells homozygous and heterozygous for F508del.

Figure 7: PTI-428 Improves the Efficiency of Translation and as a Result Decreases mRNA Decay

Although the mechanism of action is not fully characterized, we have confirmed that PTI-428 does not belong to a known class of potentiators or correctors. Potentiators, such as ivacaftor, are believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time. The distinguishing feature of potentiators is the so-called “acute effect” observed in vitro as measured by increased CFTR protein activity immediately upon the addition of the molecule to the cells. However, our in vitro studies show that acute addition of PTI-428 does not immediately affect CFTR protein activity.

Likewise, correctors, such as lumacaftor and VX-661, alter the ratio of unfolded to fully folded form of CFTR protein by acting on the protein folding process to increase the amount of the mature form. Our in vitro studies show that PTI-428 does not affect the ratio of the two protein forms, but rather leads to increases in the total amount of both forms of CFTR protein in a dose-dependent fashion.

Accordingly, we believe that PTI-428 represents a new class of CFTR modulator, which we call amplifiers, distinct from correctors and potentiators that target CFTR biosynthesis at the upstream translational level by enhancing successful signal-sequence targeting to the ER membrane. Furthermore, the effect on CFTR mRNA is specific and genotype agnostic. PTI-428 does not appear to increase mRNA levels in vitro for the so-called housekeeping genes that are needed for the normal functioning of the cell. In a surface and total protein expression assay, which measures changes in the abundance of proteins both on the plasma membrane and within the cell, PTI-428 was shown to increase the levels of CFTR, but not PgP, a closely related membrane protein. Additionally, we have confirmed that cells exposed to PTI-428 do not activate stress response pathways that are typically triggered by pathological accumulations of unfolded protein, further suggesting the specificity of this pharmacological class and lack of cellular stress induction.

PTI-428

Our lead product candidate PTI-428, an orally bioavailable amplifier, is a novel, first-in-class drug candidate that, when used in combination with other CFTR modulators, has shown a consistent positive effect on CFTR protein activity and positive pharmacokinetic and pharmacodynamic properties.

In Vitro Studies

An Ussing Chamber Assay study with HBE cells homozygous for F508del was conducted to assess the effects of PTI-428 in combination with ivacaftor and lumacaftor on in vitro CFTR protein activity. HBE cells were incubated with lumacaftor with or without PTI-428 for 24 hours before adding ivacaftor during the measurement of ion flow in the Ussing Chamber Assay. As shown in Figure 8, addition of PTI-428 to a combination of ivacaftor and lumacaftor resulted in an approximately 1.8-fold increase in in vitro CFTR protein activity, as measured by ion flow, compared to the potentiator and corrector combination alone. We then replicated the study with ivacaftor and another corrector, VX-661, with similar results as indicated in Figure 8.

Figure 8: Ion Flow in Patient-Derived HBE Cells with F508del Mutations

Furthermore, similar experiments using HBE cells heterozygous for F508del mutation (G542X/F508del) showed that the addition of PTI-428 to ivacaftor and lumacaftor led to a 1.9-fold increase in ion flow compared to ivacaftor and lumacaftor alone. Similarly, the addition of PTI-428 to ivacaftor in R117H/F508del HBE cells led to a greater than 1.9-fold increase in ion flow compared to ivacaftor alone. In addition, our experiments show that PTI-

428 added to ivacaftor demonstrates a 1.6-fold increase in in vitro CFTR protein activity to that observed with ivacaftor in G551D/F508del HBE cells.

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

We then conducted two 90-day Good Laboratory Practice, or GLP, preclinical studies with PTI-428 in non-human primates and rats investigating doses up to 15 mg/kg/day. No significant changes in body weight, food consumption, blood counts, serum chemistry and safety were observed in the data. We believe these data provide support for human clinical trials with durations up to 12 weeks, but we plan to complete long-term toxicity studies prior to initiation of our Phase 3 clinical trial.

Additionally, similar to the results of in vitro studies in HBE cells, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were also observed to increase proportionally with exposure to PTI-428. Monkey lung CFTR mRNA increased more than 2.4-fold following 28-day multiple dosing with PTI-428. Rat nasal epithelium CFTR mRNA increased 1.4-fold within six hours of dosing. The sustained mRNA increase and the magnitude of mRNA changes in monkeys were confirmed in the 90-day studies and were more robust than what has been observed in HBE cells, which supports using the mRNA as an exploratory biomarker for PTI-428.

Clinical Studies

A Phase 1 study of PTI-428 in patients with CF as well as a Phase 1 study in healthy volunteers are ongoing. Single doses of PTI-428 up to 300 mg and multiple doses up to 150 mg have completed dosing and review by the safety review committee. To date, no significant safety findings have been observed.

Clinical Development Program

We are prioritizing for our clinical development regions with highest prevalence of CF patients such as North America, Europe and Australia.

We initiated our first Phase 1 clinical trial in healthy volunteers and CF patients in the first half of 2016. The Phase 1 trial in healthy volunteers includes SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results as well as a Food Effect cohort to assess the impact of food on PTI-428 metabolism, safety and pharmacokinetics. The Phase 1 trial in CF patients includes SAD and MAD cohorts, including cohorts with patients stable on Orkambi. We believe the in vitro profile of PTI-428 suggests a low risk of drug-drug interaction. We have reported preliminary safety, pharmacokinetic and exploratory biomarker data from subjects in the SAD and MAD cohorts in the Phase 1 clinical trial in healthy volunteers and have completed all SAD cohorts in the CF patient subjects. The MAD cohorts have commenced. Thus far, the safety review committee, which includes representatives of the Company, clinical contract research organizations that we have retained to conduct our trials, and investigators, has not identified any safety concerns about PTI-428 based upon reviews of adverse events, vital signs, ECGs, chemistry and hematology lab values. Preliminary exploratory biomarker nasal CFTR mRNA data confirm target engagement and provide data to support dose selection for the study in CF subjects including the cohort with patients stable on Orkambi. We observed approximately a two-fold increase in CFTR mRNA from nasal brushing data in subjects where PTI-428 achieved a threshold concentration. We aim to report preliminary data including lung function from a MAD cohort from at least 8 CF patient subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi as their background, standard of care therapy in the second quarter of 2017. Upon a drug washout period, the subjects from this cohort will be eligible for the subsequent cohort with 28 days of PTI-428 dosing. We plan to conduct studies in patients on Kalydeco or in those patients who are not taking CFTR modulator therapy in order to assess the therapeutic potential of PTI-428 as Kalydeco add-on therapy or as a monotherapy. We will assess lung function, as measured by FEV1, and changes in sweat chloride. Upon completion of the Phase 1 clinical trial, we plan to initiate a 28-day Phase 2 clinical trial for PTI-428, and expect data from patients stable on Orkambi in the second half of 2017. We intend to expand our clinical trial for PTI-428 in Europe where we expect to devote substantial resources having received approval and favorable ranking from the CTN.

We filed an IND for our PTI-801 corrector in the first quarter of 2017, which is now active, and are currently initiating the Phase 1 healthy volunteer cohort for this study, which is comprised of SAD and MAD arms. The Phase 1 CF cohorts will also consist of SAD and MAD arms.

Phase 1 Clinical Trials. We are recruiting healthy volunteers and CF patients for enrollment in our Phase 1 clinical trials for PTI-428 and the healthy volunteer cohort for our PTI-801 study.

Our first Phase 1 clinical trial is a randomized and placebo-controlled trial in CF patients. We are initially testing PTI-428 in single ascending dose, or SAD, cohorts, and multiple ascending dose, or MAD, cohorts, in CF subjects with any CFTR mutation class. The three SAD cohorts have completed. In the 14-day MAD cohorts, a total of up to 32 CF patients on Orkambi standard of care or no CFTR modulator background therapy are expected to be treated with either PTI-428 or placebo for seven days. We aim to report preliminary data including lung function from a 14-day MAD cohort of at least 8 CF patient subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi as their background, standard of care therapy in the second quarter of 2017. In addition to safety, tolerability, pharmacokinetics and exploratory endpoints such as sweat chloride, we are measuring the levels of CFTR mRNA and protein in the nasal epithelial cells of study subjects as an exploratory biomarker for PTI-428 activity.

We filed an IND for our PTI-801 corrector in the first quarter of 2017, which is now active, and are currently initiating the Phase 1 healthy volunteer cohort for this study, which is comprised of SAD and MAD arms.  The Phase 1 CF cohorts will also consist of SAD and MAD arms. We expect this trial to run in U.S. as well as European sites and are working with both the TDN and CTN to review our protocol for sanctioning.  Subject to favorable results from our healthy volunteer arm, we expect data from patients stable on Orkambi who have been dosed with PTI-801 for 14 days in the second half of 2017.

Phase 2 Clinical Trials. Upon further evaluation of the safety and tolerability of PTI-428 and following completion of our Phase 1 trial, we plan to initiate a 28-day Phase 2 clinical trial to continue to assess the safety, pharmacokinetics and efficacy of PTI-428 in CF patients. We expect data from patients stable on Orkambi in the second half of 2017.  We expect to include two stable Orkambi cohorts with 20 patients each, followed by Orkambi naïve, stable Kalydeco and monotherapy cohorts, with a total of up to approximately 100 patients.

We expect that the primary endpoints will be to determine the safety, tolerability and pharmacokinetic profile of PTI-428 in the CF population. The choice of PTI-428 dose will be based on the biomarker data from the two Phase 1 studies. We expect that the secondary endpoints will be to assess the efficacy of PTI-428 including its effect on FEV1, sweat chloride (SC) and patient reported outcomes (CFQ-R).

Subject to filing and effectiveness of an IND for PTI-808 and positive results from our PTI-428 and PTI-801 programs, we aim to initiate a trial by the end of 2017 with co-administration of PTI-428 and PTI-801 and ascending doses of PTI-808 (for our proprietary triple combination therapy PTI-NC-733) in CF patients homozygous for F508del who are not receiving Orkambi.

Commercialization

We have exclusive worldwide commercial rights to PTI-428, PTI-801 and PTI-808, as well as PTI-NC-733. Initially, we plan to pursue regulatory approval for PTI-428 in regions where ivacaftor and lumacaftor are commercially available. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we plan to independently commercialize PTI-428 in those regions. Outside of those regions, we may seek a partner to commercialize our products. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

Our pricing and reimbursement strategy for PTI-428 will be based on the efficacy and safety profile that will be collected during registrational studies. Pharmacoeconomic models that could support our potential pricing considerations for a CFTR modulator have been widely used in territories where the drug is approved and provide us with validated strategies to be used in future pricing and reimbursement negotiations.

Manufacturing and Supply

We do not own or operate, and presently have no plans to establish, any manufacturing facilities. We presently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We have outsourced the manufacturing of current Good Manufacturing Practice, or cGMP-grade, product for preclinical studies and clinical trials. Our contract manufacturers have had and we believe that they will have the capacity to produce adequate quantities of PTI-428 and PTI-801 for both our preclinical studies and our clinical trials. We do not presently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA.

We have entered into manufacturing and supply agreements with three vendors and these activities are ongoing. As of the date of this report, sufficient amounts of cGMP-certified material are available for use in our Phase 1 clinical trials, and we expect we will be able to meet our current requirements for Phase 2 clinical trials for PTI-428.

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

Regulatory Strategy

We plan to conduct clinical studies for our CF programs in territories with the largest populations of CF patients such as North America, Europe and Australia.  We therefore rely on local regulatory and ethics authorities for the approval of our IND or equivalent submissions. PTI-428 has an active IND with the U.S. FDA and has additionally been reviewed and approved to conduct our trial by the Medicines and Healthcare products Regulatory Agency, or the MHRA, and Health Canada, or HC, the UK and Canadian regulatory authorities, respectively.  We have also submitted an IND to the FDA for PTI-801 which is effective as of the time of the filing of this document.

For CF, in addition to regulatory agencies, patient advocacy groups can play a key role in helping access study subjects. In the U.S., the TDN has developed a network consisting of 89 CF centers to ensure consistency and high quality of clinical study execution. We believe TDN endorsement is an important factor for CF centers in deciding whether to participate in a CF trial, and which trials to prioritize.  In Europe, the CTN, the development arm of the European Cystic Fibrosis Society, acts in a somewhat analogous manner, as a patient advocacy group that reviews and ranks protocols for CF trials. PTI-428 has received the priority score “high medium” by the CTN however the TDN has deferred endorsement of PTI-428, which we believe has contributed to a delay in our trial; we remain in discussions with the TDN on its continued review of PTI-428. The protocol for PTI-801 is currently under review by both the TDN and CTN.

For all of our CF programs, we intend to maintain a proactive relationship with the Cystic Fibrosis Foundation Therapeutics and the TDN. We will continue to access patient-derived HBE cells from the Foundation’s database to conduct ongoing preclinical studies. We intend to expand our clinical trial for PTI-428 in Europe where we expect to devote substantial resources having received approval and favorable ranking from the CTN.

There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us, which we believe has also contributed to a delay in our PTI-428 trial.

Our Partnered Program

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

In December 2013, we entered into a worldwide research, development, and commercialization collaboration with Biogen around the Usp14 program. On December 5, 2016, we received notice from Biogen of termination of this research, development, and commercialization collaboration, effective as of December 6, 2016. See “—Licenses— Terminated Biogen Agreement.” Our Usp14 program continues to seek orally available, potent, selective and brain-penetrant inhibitors of Usp14 as candidates for evaluation in the safety assessment studies required for transition to the clinic. We are aware of one commercial company that has a compound for which Usp14 is one of several proposed targets. That compound is currently in early clinical development for potential applications in oncology. See “—Competition.”

Our DRT Technology Platform

We were founded around our unique and comprehensive expertise regarding the proteostasis network, which comprises pathways and cellular processes that control protein biosynthesis, folding, trafficking and clearance within a cell. Many diseases appear to be caused by an imbalance in the proteostasis network, including loss-of-

function diseases, such as CF, and gain-of-toxic-function diseases, such as Alzheimer’s and Parkinson’s diseases. The decreased ability of the proteostasis network to cope with misfolded proteins from inherited gene mutations, aging, and metabolic or environmental stress appears to trigger or exacerbate proteostasis diseases.

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

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price, and reimbursement. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Many of these potential competitors have significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products and have substantially greater financial, technical and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for therapies and achieving widespread market acceptance more quickly than we will. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. See “Risk Factors—Risks Relating to Commercialization of Our Product Candidates.”

A number of companies are seeking to identify and develop drug candidates for the treatment of CF, including Vertex Pharmaceuticals Incorporated, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Parion Sciences, Inc., RaNA Therapeutics Inc., Sanofi Genzyme, Bayer AG, Concert Pharmaceuticals Inc., Shire and several other companies. Of these, Vertex’s Kalydeco and Orkambi are the only drugs approved to treat an underlying cause of CF, rather than the symptoms.

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

Intellectual Property

Our owned patent applications relate to our amplifiers, correctors, and CFTR modulators and include patent applications directed to new compositions of matter and to methods of treating CF, including combination therapies with existing CFTR modulators.

As of December 31, 2016, we own three Patent Cooperation Treaty patent applications, and one pending U.S. provisional patent application family and we intend to seek patent protection in the U.S. and in selected jurisdictions worldwide for composition of matter, methods of use, and combination therapies relating to our lead candidate, PTI-428. If we continue to pursue protection, and if any patents issue based on these applications, we expect such patents, if issued, to expire between 2035 and 2036. We also own four pending U.S. provisional patent application families, and nine Patent Cooperation Treaty patent applications, all of which generally relate to other compounds in our CF program; if we continue to pursue protection, and if any patents issue based on these applications, in the United States and in selected jurisdictions worldwide, we expect such patents, if issued, to expire between 2034 and 2037.

As of December 31, 2016, we own one Patent Cooperation Treaty patent application and we intend to seek patent protection in the United States and in selected jurisdictions worldwide for composition of matter, methods of use, and combination therapies relating to new correctors including PTI-801. If we continue to pursue protection, and if any patents issue based on this application family, we expect such patents to expire in 2036.

As of December 31, 2016, we own one pending U.S. provisional patent application relating to new potentiators, including PTI-808. If we continue to pursue protection, and if any patents issue based on this application, we expect such patents to expire in 2037.

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

Licenses

CFFT Agreement

In March 2012, we entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, pursuant to which we have collaborated to research, develop and commercialize products for the treatment of CF, non-classical CF, and other pulmonary diseases in the United States or in the European Union. Under this agreement, CFFT provided financial support and continues to provide consultation and advice and certain research materials and know-how for our research program.

We expect to make milestone payments based on PTI-428, if approved, and may need to make additional payments for our other product candidates in CF, if approved. We have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. In the event of a change of control of our company, CFFT will receive certain payments, depending on the timing of the change of control and the size of the transaction.

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

Harvard Agreement

In December 2013, we amended and restated an existing license agreement signed on March 29, 2011 with the President and Fellows of Harvard College, or Harvard, in order to enter into a sublicense agreement with Biogen, or the Usp 14 agreement, to further develop and commercialize certain products under the Usp14 agreement and to retain the services of consultants Drs. Daniel Finley and Randall King for such purpose.

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

In connection with the license, we paid a license fee and issued shares of our common stock. We are subject to annual license maintenance fees and have agreed to make future milestone payments of up to $15.4 million upon achieving specified development and clinical milestones and up to $103.5 million upon achieving specified commercialization milestones. We have also agreed to pay Harvard tiered royalties, at rates in the single-digit percentages, on annual net sales. We may offset royalties for third-party intellectual property necessary for the development and commercialization of licensed products. We are also required to pay a percentage of sublicensing revenue and upon achievement of certain sublicensing milestones.

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

Terminated Biogen Agreement

In December 2013, we entered into a collaboration and license agreement, or the Usp14 agreement, with Biogen, where we agreed to collaborate to research, develop and commercialize licensed products to attack toxic proteins implicated in the development of Alzheimer’s and Parkinson’s diseases. On December 5, 2016, we received notice from Biogen of termination of the Usp14 agreement effective as of December 6, 2016.  Following the termination, all licenses granted by either party to the other under the Usp14 agreement terminated. Additionally, the exclusivity provisions in the Usp14 agreement terminated and now each party is free to research, develop and commercialize products that modulate the target (Usp14) either by themselves or with third parties, subject to the intellectual property rights of the other party.

In connection with the collaboration, we received from Biogen an initial upfront payment and an equity investment, as well as research and development expense reimbursements. Additionally, we also received a milestone payment of $2.0 million for achieving an initial preclinical milestone on July 2014. Following the termination, no future research and development expense reimbursements, milestones or royalties are payable under the Usp14 agreement.

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

In connection with the collaboration, we received an initial upfront investment from Astellas. We are entitled to certain research, development and sales milestone payments that could result in total payments of up to approximately $400 million, as well as royalties ranging in the mid single-digit to low double-digit percentages, subject to any third-party license fees we pay or need to pay. In addition, Astellas had the right to specify two additional projects to be conducted under the same terms, which, if it fully exercised this right, would bring the total potential payments under the collaboration to $1.2 billion. This right to specify two additional projects was not fully exercised by Astellas and lapsed as of November 4, 2016.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances.  Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

Disclosure of Clinical Trial Information

Sponsors (or designated principal investigators) of clinical trials that are applicable clinical trials under the Public Health Service Act and the National Institute of Health’s recently published final rule regarding Clinical Trial Registration and Results information Submission are required to register their trials and disclose certain clinical trial information.  Phase 1 studies are not subject to these requirements.  Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials of unapproved new drugs that are still under development or new uses of approved drugs may be delayed, subject to limitations, until 30 calendar days after the new product or new indication being studied has been approved, or the marketing application has been withdrawn for a specified amount of time.  Where a new indication of a previously approved drug is sought, the submission of results information may also be delayed until 30 calendar days after FDA issues a letter that ends the review cycle for the application but does not approve the drug for the use studied in the clinical trial.  In addition, publication policies of major medical journals mandate certain registration and disclosures as a pre-condition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under PDUFA, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2017, the user fee for each NDA application requiring clinical data is $2,038,100. PDUFA also imposes an annual product fee for drugs ($97,750), and an annual establishment fee ($512,200) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Expedited Development and Review Programs

The FDA has various programs, including fast track, priority review, accelerated approval, and breakthrough therapy designation, that are intended to increase agency interactions, expedite or facilitate the process for reviewing drug candidates, and/or provide for initial approval on the basis of surrogate endpoints. We believe that PTI-428  and PTI-801 may qualify for some of these expedited development and review programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification.

In January 2016, we received Fast Track designation from the FDA for the investigation of PTI-428 for the treatment of CF. Additionally, in February 2017, we applied for, and in March 2017 we were granted, Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and non-clinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the product (either alone or in combination with other drugs) and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives.   The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may qualify for accelerated approval if they demonstrate an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on

IMM or other clinical benefit.  As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Failure to conduct required post-approval trials, or the inability to confirm a clinical benefit during post-marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, the FDA presently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents, if issued, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60-day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

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

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidates are determined to be contained within the competitor’s product for the same indication or disease.

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

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of ACA of greatest importance to the biopharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services,

a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. The Centers for Medicare and Medicaid Services, or CMS, expanded Medicaid rebate liability to the territories of the United States as well. In addition, ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•

ACA imposed a requirement on manufacturers of branded drugs and biologic products to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•

ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

As part of efforts to further transparency of payments made by pharmaceutical companies to physicians, ACA required manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any ownership interests held by physicians and their immediate family members. Manufacturers are required to report this information annually to CMS. Records of payments and ownership interests are publicly available for review on the CMS website.

•

A new Patient-Centered Outcomes Research Institute was established pursuant to ACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

ACA created the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•

ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Some provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of ACA that are repealed. Thus, the full impact of ACA, any law replacing elements of it, or the political uncertainty related to any repeal or replacement legislation on our business remains unclear.

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

Employees

As of March 21, 2017, we employed 71 full-time employees, including 58 in research and development and 13 in general and administrative, and two part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information in this Annual Report on Form 10-K, or this report, including our financial statements and related notes, before investing in our common stock. Any of the risks we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this report.

Risks Relating to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug development company focused primarily on developing our lead product candidate, PTI-428, for the treatment of CF, as well as our other product candidates for CF, including PTI-801 and PTI-808. We have incurred significant net losses in each year since our inception, including net losses of $15.8 million, $25.0 million and $37.2 million for the years ended December 31, 2014, 2015 and 2016, respectively. As of December 31, 2016, we had an accumulated deficit of $157.5 million.

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

•	continue the clinical development of our lead product candidate, PTI-428, and product candidate, PTI-801, for the treatment of CF;
•	advance into Phase 1 clinical trials our product candidate, PTI-808, for the treatment of CF;
•	seek to obtain regulatory approvals for PTI-428 and our other product candidates;
•	seek cooperation and support from third parties, including clinical investigators, industry experts and clinical research organizations, as we enroll patients in our clinical trials;
•	conduct our ongoing clinical trials and prepare for additional clinical trials and potential commercialization of PTI-428 and our other product candidates;
•

scale up contracted manufacturing processes and quantities to conduct our ongoing clinical trials and prepare for additional clinical trials and the commercialization of PTI-428 and our other product candidates for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-428 and our other product candidates for any indications for which we may receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of PTI-428 for any indications for which we may receive regulatory approval;
•	advance our combination therapy, PTI-NC-733, as a treatment for CF into clinical trials;
•

expand our research and development activities and advance the discovery and development programs for other product candidates, including, without limitation, preclinical laboratory, animal and other testing and reports and the preparation of investigational new drug filings in the U.S., and the equivalent in non-U.S. jurisdictions where we may seek to conduct clinical trials;

•	maintain, expand and protect our intellectual property portfolio;
•

continue our research and development efforts and seek to discover additional product candidates, including, without limitation, next-generation CFTR modulators, as well as back-up candidates to existing product candidates; and

•

add clinical, regulatory, operational, financial and management information systems and personnel, including personnel to support our clinical development and commercialization efforts and operations as a public company.

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

None of our product candidates has been approved or commercialized. We may never succeed in obtaining regulatory approval for or commercializing any of our product candidates. If our product candidates are not approved or commercialized, if any products that do receive regulatory approvals later show unanticipated properties (for example, unexpected safety issues), or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate or candidates. Our PTI-428 development program is currently focused on demonstrating its clinical benefit for CF patients. If PTI-428 is approved, it may be approved for co-administration with ivacaftor and lumacaftor. We do not anticipate generating revenues from sales of PTI-428 or any product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•

Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor, the reimbursement of their cost to CF patients by insurers and their overall success in the market;

•

the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor that we desire to test for administration with PTI-428 and/or our other product candidates;

•

obtaining favorable results for and advancing the development of PTI-428 and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

•	obtaining regulatory approval in the United States of PTI-428 and our other product candidates for CF and equivalent foreign regulatory approvals;
•	launching and commercializing PTI-428 and our other product candidates, including building a production infrastructure and a sales force, and collaborating with third parties;
•	achieving broad market acceptance of PTI-428 and our other product candidates in the medical community and with third-party payors; and
•

generating and advancing through clinical development, a pipeline of product candidates in addition to PTI-428, such as our novel combination solutions comprised of our own CFTR modulators, such as PTI-801 and PTI-808, and next-generation CFTR modulators.

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

We will require additional capital to fund our operations, including if our operating plan changes. If we fail to obtain additional capital, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms our rights to technologies or product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs for PTI-428, PTI-801 and our other product candidates.

Based upon our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. Should our operating plan change, we will be required to reassess our operating capital needs and there can be no assurance that we will have the cash resources to fund any changed operating plan or that additional funding will be available on terms acceptable to us, or at all. Changing circumstances including those beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us or we may choose to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds to support our ongoing programs for PTI-428, PTI-801 and PTI-808, and other clinical candidates, through regulatory approval and commercialization, or if we need to obtain regulatory approval for PTI-428 for administration with drugs other than ivacaftor and lumacaftor.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including PTI-428. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates, including PTI-428, PTI-801 and PTI-808;
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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute your ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We were formed and began operations in December 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We are currently in preclinical development for PTI-NC-733 (PTI-428, PTI-801 and PTI-808) and clinical development for PTI-428 and PTI-801. We have not obtained regulatory approval for any of our product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, more experience with clinical development or approved products on the market.

We might not be able to utilize all or a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2016, we had federal and state net operating loss carryforwards of $138.7 million and $124.5 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of $4.9 million and $2.6 million, respectively, which begin to expire in 2027 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance against our net deferred tax assets.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

We depend almost entirely on the success of our lead product candidate, PTI-428, which is currently in early clinical development and is a new class of CFTR modulator. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-428.

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in early clinical development. We initiated our first Phase 1 clinical trial for PTI-428 in CF patients and another in healthy volunteers in the first half of 2016. Our only other product candidate in clinical development, PTI-801, is at an even earlier stage, as we are in the process of initiating a Phase 1 clinical trial in healthy volunteers.

Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of PTI-428, a new class of CFTR modulator known as amplifier, and it will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-428 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-428 or any of our other product candidates will be successfully developed or commercialized.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for PTI-428 or our other product candidates, our business will be substantially harmed.

We are not permitted to market PTI-428 or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of an NDA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulatory authorities may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials or cohorts or run cohorts sequentially, all of which could delay our trial completion timelines;
•	the FDA or the EMA may not approve the formulation, labeling or specifications of PTI-428 or our other product candidates;
•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that PTI-428’s and our other product candidates’ clinical and other benefits outweigh their safety or other risks, including, without limitation, the potential for drug-drug interaction;

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

Our lead product candidate, PTI-428, is designed to be administered with other CF therapies. Developing product candidates for administration with other therapies may lead to unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label. Such other therapies could also be removed from or supplanted in the market and result in significant negative consequences.

We are studying our lead product candidate PTI-428 in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We anticipate that if our product candidate is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may be supplanted in the market by newer, safer and/or more efficacious products or combinations of products. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-428 as a combination therapy administered with ivacaftor and lumacaftor regarding the safety or efficacy of this combination are not favorable, the FDA and comparable foreign regulatory authorities may not approve this combination therapy and we may be forced to delay or terminate the development of this combination therapy, which would materially harm our business. Further, even if we gain marketing approvals for this combination therapy from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that this combination therapy will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for this combination therapy, or the market acceptance of this combination therapy, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Currently, some jurisdictions outside of the United States do not currently provide reimbursement for all or some of the standard of care therapies included in our combination therapy including PTI-428. Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including PTI-428 and PTI-801, including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, derive revenue and continue our business.

Successful completion of the clinical trials for PTI-428 and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428 in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials for PTI-428 and our expenses will increase. Expansion of our trials into Europe and other ex-U.S. jurisdictions will require IND equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation’s Therapeutic Branch, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe has contributed to a delay in our trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us, which we believe has also contributed to a delay in our trial.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts.  We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•

delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

inadequate quantity or quality of or access to a product candidate or other materials, such as combination therapies for co-administration in our trials that are marketed by other firms, necessary to conduct clinical trials;

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

•

unfavorable review of or a decision to defer sanctioning or not sanction one or more of our clinical trials by the TDN, or the Clinical Trials Network of the European Cystic Fibrosis Society, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; the TDN deferred sanctioning of PTI-428, and while we remain in discussions with the TDN on its continued review of PTI-428 we cannot assure you that it will ever sanction any of our trials; the CTN has approved and favorably ranked our PTI-428 trial and we are actively working to expand our trial into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful; and while both the TDN and the CTN are reviewing our PTI-801 protocol, we cannot assure you that these groups will endorse this study;

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

Additionally, in our ongoing Phase 1 clinical trial of PTI-428, we have activated fourteen clinical trial sites as of March 21, 2017 with additional clinical trial sites planned. There are an unprecedented number of CF clinical trials ongoing in the United States and in other countries. As a result of this and other factors described above, the activation of clinical trial sites for our ongoing Phase 1 trial of PTI-428 and securing our target subject enrollment for this clinical trial has been delayed from what we had originally planned. If we are unable to increase our enrollment, we will not have a substantially complete data set for this trial by our target dates.

We expanded our Phase 1 clinical trial of PTI-428 to include CF patients who are receiving Orkambi, patients who are eligible for Kalydeco, and patients who are eligible for PTI-428 monotherapy. The expansion of the trial required a protocol amendment to our IND that is in effect with the FDA, which is subject to FDA comment. We are required to receive IRB approval for the amended protocol but there is no guarantee that IRBs of our existing and prospective clinical trial sites will approve the expansion. We plan to file a similar protocol amendment for our PTI-801 program. Any failure or delay in obtaining necessary permissions from the relevant IRBs to expand our trials may delay their completion and our overall development plan.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended, placed on clinical hold or terminated by us, the FDA, other regulatory authorities or the IRBs at the sites where the IRBs are overseeing a clinical trial, or a data safety monitoring board, or DSMB, may recommend that the sponsor suspend or terminate a trial, due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•

inspection of the clinical trial operations or trial sites by the FDA, the EMA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

•

unforeseen safety issues, including any that could be identified in our ongoing toxicology studies, adverse side effects or lack of effectiveness, including as part of ambiguous or negative interim results;

•	changes in government regulations or administrative actions;
•	problems with clinical supply materials; and
•	lack of adequate funding to continue the clinical trial.

Positive results from preclinical or in vitro and in vivo testing of PTI-428 are not necessarily predictive of the results of our ongoing and future clinical trials of PTI-428. If we cannot achieve positive results in our clinical trials for PTI-428, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428. These risks will also apply to any other of our product candidates.

Positive results from our preclinical testing of PTI-428 in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428, may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD cohorts in our Phase 1 clinical trial in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of PTI-428, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects would be materially adversely affected.  These risks will also apply to any other of our product candidates.

Even if we obtain positive clinical results for PTI-428 in early-stage clinical trials, those positive results may not be repeated in later-stage clinical trials. This risk will also apply to any other of our product candidates.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of PTI-428, or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of PTI-428 we observed reduced platelet counts in the animals we tested following administration at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.  Even if approved for marketing, our product candidates could face label restrictions based on the above factors or others.

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

If we cannot demonstrate an acceptable safety and toxicity profile for our product candidates in our clinical studies, we will not be able to continue our clinical trials or obtain approval for our product candidates.

In order to obtain approval of a product candidate, we must demonstrate safety in various nonclinical and clinical tests. At the time of initiating human clinical trials, we may not have conducted or may not conduct the types of nonclinical testing ultimately required by regulatory authorities, or future nonclinical tests may indicate that our product candidates are not safe for use. Nonclinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes. For example, results of an earlier laboratory study of PTI-130, a former amplifier candidate, in non-rodent species suggested potential hematologic and reproductive toxicology issues that we believe are specific to the non-rodent species. We cannot predict whether future safety and toxicology studies may produce these same problems or cause other undesirable effects. We also observed certain undesired hematological (including reduced platelet count) side effects in animals dosed at levels of PTI-428 that are higher than those intended for our clinical studies. We plan to complete additional toxicity studies of reproductive toxicity, carcinogenicity and long-term side effects prior to or concurrent with any Phase 3 clinical trials of our product candidates, and we cannot exclude the possible occurrence of these or other side effects in future nonclinical or clinical studies. In addition, success in initial tests does not ensure that later testing will be successful. We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical and nonclinical testing may produce inconclusive or negative safety results, which may require us to conduct additional nonclinical testing or to abandon product candidates;
•	our product candidates may have unfavorable pharmacology or toxicity characteristics or suggest possible drug-drug interaction;
•	our product candidates may cause undesirable side effects; and
•	the FDA or other regulatory authorities may determine that additional safety testing is required.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

Combination therapies involve additional complexity and risk that could delay or cause our program to stall or fail.

Clinical development and commercialization of combination therapies, such as our PTI-NC-733 candidate, involve additional complexity and risk, including without limitation, those involving drug-drug interactions, dose selection, clinical design and approvals. We have limited experience developing and commercializing combination therapies and are competing with industry players with greater resources than us. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, our proposed combination program could be delayed, halted or otherwise fail to receive approval.

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

Clinical development and regulatory approval of novel product candidates such as ours can be more expensive and take longer than other, more well-known or extensively studied pharmaceutical product candidates due to our, investigators’ and regulatory agencies’ lack of experience with them. These factors also apply to patient advocacy groups and sanctioning by their affiliated therapeutic development center arms, such as the TDN. To our knowledge, there are no other amplifiers in clinical development and none have been approved to date. The novelty of our technology may lengthen the clinical development timeline and regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies or characterization that may be difficult or impossible to perform.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease or condition that fewer than 200,000 individuals in the United States have been diagnosed as having at the time of the submission of the request for orphan drug designation. Under Regulation No. (EC) 141/2000 on Orphan Medicinal Products, a medicinal product may be designated as an orphan medicinal product if, among other things, it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union when the application is made. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity. This exclusivity precludes the EMA or the FDA, as applicable, from approving another marketing application for the same or, in the European Union, a similar drug for the same indication for that time period, unless, among other things, the later product is clinically superior. The exclusivity period is seven years in the United States and ten years in the European Union following marketing approval. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, for example if the drug is sufficiently profitable so that market exclusivity is no longer justified. We did not receive orphan drug designation on our first application for PTI-428, and intend to continue to seek orphan drug designation for PTI-428 once additional data are available.

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

If we do not obtain orphan drug exclusivity or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. If we do not obtain orphan designation for PTI-428 or our other product candidates, we will lose out on such benefits associated with orphan designation.

Use of social media platforms presents new risks.

Social media increasingly is being used to communicate about our product candidates and the diseases our therapies are designed to treat. We believe that members of the CF community may be more active on social media as compared to other patient populations. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a drug candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.

Risks Relating to Our Dependence on Third Parties

If third parties on which we depend to conduct our preclinical studies or any ongoing or future clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with materially adverse effects on our business and prospects.

We rely on clinical research organizations, clinical data management organizations and consultants, collectively referred to as CROs, to design, conduct, supervise and monitor preclinical and clinical studies of our product candidates and plan to do the same for our ongoing and future clinical trials for PTI-428 and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable requirements, or the CRO does not perform its contractually required obligations (or makes errors or mistakes), the clinical data, including, without limitation, biomarker data, generated in our clinical trials may not be collected or may be collected but be deemed unreliable and the FDA, the EMA or other comparable foreign regulatory authorities may require us (or we may choose ourselves) to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to delay or repeat preclinical and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. We generally represent a small percentage of these firms’ overall business, which could limit our ability to receive priority allocation of their resources. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We also rely on clinical investigators and clinical research organizations, as well as therapeutics development arms of patient advocacy groups, such as the TDN and CTN, to assist in the design and review of our clinical trials, including supporting the enrollment of qualified patients.  If these third parties do not approve or sanction our trial design to facilitate enrollment, our ability to conduct clinical trials may be impeded.  Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, and other third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We rely on third-party manufacturers and suppliers and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of PTI-428 and any future product candidates. These third parties may not perform as contractually required or expected and issues may arise that could delay the commencement or completion of clinical trials.

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

The manufacturing process for a product candidate is subject to FDA, EMA and other foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, our regulatory filings may be delayed, our preclinical studies or clinical trials may be delayed or suspended, and we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We are currently party to a collaborative arrangement with Astellas. If our collaborative partner does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected.

Much of the potential revenue from our collaborations consists of contingent payments, such as payments for achieving scientific or regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully develop, introduce, market and sell new products. Our collaboration partners may fail to develop or effectively commercialize their products using our products or technologies or otherwise discontinue their research activities because they:

•	exercise their unilateral right to terminate the collaboration agreement, which, for example, our former collaboration partner, Biogen, did in December 2016;
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

Competition may negatively impact a partner’s focus on and commitment to our relationship and, as a result, could delay or otherwise negatively affect the commercialization of our products, which would have a material adverse effect on our operating results and financial condition. Terminated collaborations include the risk that the former partner maintains rights to exploit certain co-developed technology, and the risk that, to the extent the program is desired to continue, funding formerly provided by the partner will need to come from alternative sources such as us or a new partner and such funding may not be available on terms acceptable to us, if at all.  These factors can cause a delay or abandonment of technology programs and could negatively affect commercialization of our products, which would have a material adverse effect on our operating results and financial condition.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-428 or our other product candidates for CF. Further, it is possible that we may advance our clinical trials only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-428 or our other product candidates are approved for marketing, it may have limited sales due to particularly intense competition in the CF market.

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Parion Sciences, Inc., RaNA Therapeutics Inc., Sanofi Genzyme, Bayer AG, Concert Pharmaceuticals Inc., Shire and several other companies.

Although PTI-428 is being developed as a combination therapy to be administered with ivacaftor and lumacaftor, Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-428. Changes in standard of care or use patterns could also make our combination therapy obsolete. If PTI-428 is approved for marketing as a combination therapy to be administered with ivacaftor and lumacaftor but use of another therapy becomes more prevalent than ivacaftor and lumacaftor, the availability of ivacaftor and lumacaftor may be limited, sales of PTI-428 could be negatively impacted and our financial results and stock price would be adversely affected.

Many of our competitors have greater financial, technical, manufacturing, clinical development, marketing, sales and supply resources, technical and human resources or experience than us and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of product candidates and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA and other regulatory approvals for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses.

If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered and, relative to PTI-428 the extent to which physicians and patients accept combination therapies and new classes of modulators, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including being more effective, safer, or less expensive, or could be marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop, or products with which we are approved for use in combination, obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors.

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

Payor approval and reimbursement may not be available for PTI-428 and our other product candidates, or third parties therapies taken with our drugs, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of PTI-428, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-428, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

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
•

the federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the Affordable Care Act, or the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not reported; and

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

Further, the ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity can now be found guilty of fraud or false claims under ACA without actual knowledge of the statute or specific intent to violate it. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

In addition, there has been a trend of increased state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians.

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting any ownership interests held by physicians and their immediate family members;

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

At this time, the full effect that the ACA would have on our business remains unclear. As a result of the 2016 election in the United States, there is great political uncertainty concerning the fate of the ACA and other healthcare laws. Legislation has been drafted to repeal and replace parts of the ACA, but it is uncertain when a bill would be passed and what any replacement law would encompass. We cannot predict any initiatives that may be adopted in the future.

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

The Referendum of the United Kingdom’s Membership of the European Union creates uncertainty and could negatively impact our business.

On June 23, 2016, the United Kingdom, or the U.K., held a referendum in which voters approved an exit from the European Union, or the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we could, if we ever commercialize a product, conduct business. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause third-party payors, including governmental organizations, to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results, particularly if we receive approval to commercialize a product.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For all of our patent applications related to PTI-428, PTI-801, potentiators and correctors, as well as for all but three of the remaining applications related to our CF program and one of the patent applications related to our Usp14 program, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

We are currently a party to and may in the future be party to license agreements under which we are or will be granted rights to intellectual property that are important to our business. Certain of our existing license agreements impose, and we expect that future license agreements will impose on us, various diligence obligations, payment of milestones and/or royalties and other obligations, including, without limitation, patent prosecution, research and development and efforts to meet milestones under mutually-agreed development plans. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

We may be subject to litigation alleging that we are infringing the intellectual property rights of third parties or litigation or other adversarial proceedings seeking to invalidate our patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which will be costly to defend, uncertain in its outcome and may prevent or delay development and commercialization efforts or otherwise harm our business.

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Numerous patents and pending applications are owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning and scope of patent claims. Moreover, because some patent applications are maintained in secrecy until the patents publish, we cannot be certain that third parties have not filed patent applications that cover our products and technologies. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, importation or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications can, subject to certain limitations, be later amended in a manner that could cover our technologies, our future products or the manufacture or use of our future products. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our technology, including our products, processes for testing, manufacture, formulation or methods of use, including combination therapy. It is uncertain whether the issuance of any third-party patents will require us to alter our product candidates or processes, obtain licenses, or cease certain activities.

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

We may be exposed to, or threatened with, future litigation by third parties, including our competitors, having patent or other intellectual property rights alleging that our technologies, including our products, processes for manufacture or methods of use, including combination therapy, or other proprietary technologies infringe, either literally or under the doctrine of equivalents, their intellectual property rights. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Parties making successful claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. Any of those occurrences would have a material adverse impact on our business.

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

Risks Relating to Our Business Operations and Industry

Our future success depends on our ability to retain executives and to attract, retain and motivate key personnel in a competitive environment for skilled biotechnology personnel.

Because of the specialized scientific nature of our business and the unique properties of our technology, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Ms. Meenu Chhabra and Drs. Po-Shun Lee, Geoffrey Gilmartin, Benito Munoz and Marija Zecevic,

who have extensive knowledge of and experience developing our technology. The loss of their services might significantly delay or prevent the achievement of our research, development and business objectives.

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical operations, clinical testing, government regulation, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face strong competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our facilities are located in Massachusetts, which may make attracting and retaining qualified scientific and technical personnel from outside of Massachusetts difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

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

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan, and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death.  Our trials may include third party drugs taken with ours that could injure trial subjects for whose damages we would be liable and, even if we were not, we nevertheless may not be able to show or prove that our product was not a cause of the injury.

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

Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial volunteers or subjects;
•	costs of litigation;

•	distraction of management; and
•	substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our business and financial condition.

We may become involved in securities class action litigation that could divert management’s attention and adversely affect our business and could subject us to significant liabilities.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section of this report, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

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

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	the development status of our product candidates and when our products receive regulatory approval;
•	the results, and the timing of results, of our preclinical studies and clinical trials;
•	the support and approval, if any, that we receive from our collaboration partners, the TDN and other interested parties;
•

performance of third parties on whom we rely to manage our clinical trials, and manufacture our products, product components and product candidates, including their ability to comply with regulatory requirements;

•	the success of, and fluctuation in, the sales of our product candidates, if approved;
•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	our announcement of significant licensing or collaboration arrangements, or the termination of such arrangements;
•	our announcement of significant contracts, acquisitions, or capital commitments;
•	announcements by our competitors of competing products or other initiatives;
•	announcements by third parties of significant claims or proceedings against us;
•	regulatory and reimbursement developments in the United States and abroad;
•	future sales of our common stock or debt securities;
•	additions or departures of key personnel; and
•	general domestic and international economic conditions unrelated to our performance.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively or may use them in a way with respect to which stockholders do not approve.

Our management will have broad discretion in the use of our cash and could spend it in ways that do not improve our results of operations or enhance the value of shares of our common stock. The failure by our management to utilize our cash effectively could result in financial losses that could have a material adverse effect on our business, cause the market price of shares of our common stock to decline and delay the development of our product candidates. We may invest our cash in a manner that does not produce income or that loses value. If we do not invest our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of shares of our common stock to decline.

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

In this report we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive for relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 11, 2016, our common stock began trading on the NASDAQ Global Market under the symbol “PTI.” Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2016:
First Quarter (from February 11, 2016 to March 31, 2016)	$13.99	$5.27
Second Quarter (from April 1, 2016 to June 30, 2016)	$20.47	$8.80
Third Quarter (from July 1, 2016 to September 30, 2016)	$20.63	$10.03
Fourth Quarter (October 1, 2016 to December 31, 2016)	$15.81	$6.61

Stockholders

As of March 21, 2017, there were 24 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid dividends on our capital stock. We do not anticipate paying any dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference. Refer to Item 12 of Part III of this Annual Report on Form 10-K for additional information.

Recent Sales of Unregistered Securities

Grants and exercises of stock options

Since January 1, 2013, we have pursuant to our 2008 Equity Incentive Plan granted to our employees, directors and consultants stock options to purchase an aggregate of 1,371,125 shares of our common stock at exercise prices ranging from $2.38 to $14.71, and we have issued an aggregate of 168,684 shares of our common stock upon exercise of stock options granted to our employees, directors and consultants pursuant to our 2008 Equity Incentive Plan for aggregate consideration of $308,134. The grant of options and the issuances of common stock were exempt either pursuant to Rule 701 of the Securities Act, or Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(a)(2), as a transaction by an issuer not involving a public offering. The shares of common stock issued pursuant to our 2008 Equity Incentive Plan are deemed restricted securities for the purposes of the Securities Act.

Since January 1, 2013, we have also made a one-time grant of options to one of our consultants to purchase 9,250 shares of our common stock for an exercise price of $2.38 per share, which options were exercised fully for aggregate consideration of $22,000. The grant of options and the issuance of the shares of common stock were made pursuant to Section 4(a)(2) and are deemed restricted securities for the purpose of the Securities Act.

The option grants and the issuances of common stock upon exercise of the options were exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(a)(2), as a transaction by an issuer not involving a public offering. The shares of common stock issued upon exercise of options are deemed restricted securities for the purposes of the Securities Act.

Issuance of capital stock

In January 2014, we issued and sold an aggregate of 5,000,000 shares of our Series A preferred stock for aggregate consideration of $5.0 million in cash to one investor. This preferred stock issuance was exempt under the Securities Act pursuant to Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering.

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

Issuance of convertible notes

In July and September 2014, we issued and sold $5.0 million in convertible promissory notes to existing investors for aggregate consideration of $5.0 million in cash. In November 2014, we issued and sold another $5.0 million in convertible promissory notes to one new investor for $5.0 million in cash. In July 2015, we issued and sold an additional $5.0 million in convertible promissory notes to existing investors for aggregate consideration of $5.0 million in cash. On September 2, 2015, in connection with the Company’s issuance of Series B preferred stock, the principal amount of all outstanding convertible promissory notes, aggregating $15.0 million, and accrued interest thereon, aggregating $0.8 million, were automatically converted into 12,284,466 shares of our Series B preferred stock at a price of $1.286 per share. These convertible note issuances were exempt under the Securities Act pursuant to Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities

On February 17, 2016, we closed the sale of 6,250,000 shares of common stock to the public at an initial public offering price of $8.00 per share. The offer and sale of the shares in the initial public offering, or IPO, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-208735), which was filed with the SEC on December 23, 2015 and amended subsequently and declared effective on February 10, 2016. The underwriters of the offering were Leerink Partners and RBC Capital Markets, acting as joint book-running managers for the offering and as representatives of the underwriters. Baird and H.C. Wainwright & Co. acted as co-managers for the offering. We raised approximately $42.7 million in net proceeds in the IPO after deducting underwriting discounts and commissions of approximately $3.5 million and other offering expenses of $3.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act. We have invested the unused proceeds from the IPO in cash equivalents and investments in accordance with our investment policy.

Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from February 11, 2016 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on February 11, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

We have derived the statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements appearing at the end of this Annual Report. The consolidated balance sheet data as of December 31, 2014 and 2013 and the statements of operations data for the year ended December 31, 2013 were derived from our historical audited financial statements not included in this Annual Report.

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

	Year Ended December 31,
	2016	2015	2014	2013
Statement of Operations Data:
Revenue	$8,384	$4,312	$5,150	$1,141
Operating expenses:
Research and development (1)	33,959	22,524	16,744	12,976
General and administrative (1)	11,880	6,322	4,089	3,747
Total operating expenses	45,839	28,846	20,833	16,723
Loss from operations	(37,455)	(24,534)	(15,683)	(15,582)
Interest income	246	—	1	1
Interest expense	—	(599)	(199)	—
Other income (expense), net	(23)	93	109	(139)
Net loss	(37,232)	(25,040)	(15,772)	(15,720)
Modifications of Series A preferred stock	—	11,481	(6,037)	—
Modifications of Series B preferred stock	—	(26)	—	—
Accruing dividends on preferred stock	(1,378)	(9,724)	(7,837)	(6,887)
Net loss attributable to common stockholders	$(38,610)	$(23,309)	$(29,646)	$(22,607)
Net loss per share attributable to common stockholders—basic and diluted	$(2.06)	$(42.14)	$(63.74)	$(53.87)
Weighted average common shares outstanding— basic and diluted	18,759,369	553,162	465,115	419,633

(1)	Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2016	2015	2014	2013
Research and development	$556	$72	$161	$152
General and administrative	1,608	400	113	163
	$2,164	$472	$274	$315

	December 31,
	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$18,613	$13,844	$8,793	$2,594
Short-term investments	66,897	—	—	—
Working capital (1)	81,483	5,106	4,554	2,852
Total assets	91,140	18,690	11,782	7,215
Preferred stock warrant liability	—	110	120	40
Convertible promissory notes, including accrued interest	—	—	10,199	—
Convertible preferred stock	—	112,292	86,859	75,890
Additional paid-in capital	238,902	12,115	93	670
Accumulated deficit	(157,450)	(120,218)	(95,178)	(74,396)
Total stockholders’ equity (deficit)	81,456	(108,102)	(95,084)	(73,726)

(1)	We define working capital as current assets less current liabilities.

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

Overview

We are an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. Leveraging our unique and comprehensive expertise of the proteostasis network, we have developed the Disease Relevant Translation, or DRT, technology platform, a validated drug screening approach for identifying highly translatable therapeutics based on predictive and functionally pertinent phenotypic assays and disease relevant models. Using this proprietary platform, we identified a new class of small molecules, which we call amplifiers, that modulate proteins in the proteostasis network. Our initial therapeutic focus is cystic fibrosis, or CF, which is caused by defects in the cystic fibrosis transmembrane conductance regulator, or CFTR, protein and insufficient CFTR protein function. We continue to grow our CF focused pipeline with novel CFTR modulators including correctors, potentiators, read-through agents and amplifiers. We have exploited the novel mechanism of action of the amplifiers as a drug screening tool in our DRT platform and have identified correctors and potentiators to be developed as part of a combination therapy. We are developing and, if approved, intend to commercialize our own triple combination therapy to be indicated for CF patients who have at least one F508del mutation representing the majority of the patient population.

The approval of CFTR modulator based therapy, consisting of a potentiator and a combination of a potentiator and a corrector, has validated the clinical benefit of a small molecule pharmacological approach to improve CFTR function and has become a standard of care for eligible CF patients. These developments have spurred drug discovery and development initiatives that include a combinational approach of multiple modulators. Several companies are currently developing combined uses of three CFTR modulators whose goal is the restoration of CFTR protein activity in CF patients by using one potentiator and two corrector molecules. Correctors, such as lumacaftor or VX-661, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve some level of activity without repairing the actual protein mutation. Potentiators, such as ivacaftor, are believed to increase the opening time of the CFTR protein channel resulting in higher ion flow across the cell membrane.

Unlike other triple combination drug discovery and development approaches for CF, our program includes PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with these other CFTR modulators significantly improves the in vitro CFTR protein activity achieved by these CFTR modulators alone.

Due to the unique ability of amplifiers to selectively increase the amount of the unfolded form of CFTR protein and its synergistic mechanism of action with certain other types of CFTR modulators, we believe that PTI-428 could become the anchor therapeutic agent for combination therapies comprising multiple classes of CFTR modulators for the treatment of CF. A triple combination regimen that includes PTI-428 with PTI-801, a corrector, and PTI-808, a potentiator, has been shown to restore in vitro CFTR protein activity to approximately 100% of normal, in patient-derived human bronchial epithelial, or HBE, cells homozygous for F508del.

We reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the Phase 1 clinical trial in healthy volunteers. Thus far, the safety review committee, which includes both our representatives and those of the clinical contract research organization that we have retained to conduct our trials, has not identified any safety concerns about PTI-428 based upon reviews of adverse events, vital signs, ECGs, chemistry and hematology lab values. Preliminary exploratory biomarker nasal CFTR mRNA and protein data confirm target engagement. Additionally, we observed approximately a two-fold increase in CFTR mRNA and protein from nasal brushing data in healthy volunteer subjects where PTI-428 achieved a threshold concentration further confirming the biological activity of the drug in target tissue. We aim to report preliminary data, including lung function, from a 14-day MAD cohort from at least 8 CF patient subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi as their background, standard of care therapy in the second quarter of 2017. We will assess lung function, as measured by forced expiratory volume in one second, or FEV1, as well as changes in sweat chloride. Upon completion of the Phase 1 clinical trial, we plan to initiate a 28-day Phase 2 clinical trial for PTI-428, and expect data from patients stable on Orkambi in the second half of 2017. We expect patients from the 14-day MAD cohort to be eligible to enroll in this longer duration study after a wash-out period. The goal of these cohorts is to identify a dose level for the triple combination proof of concept, or POC, study. We intend to expand our clinical trial for PTI-428 in Europe where we expect to devote substantial resources having received approval and favorable ranking from the Clinical Trial Network of the European Cystic Fibrosis Society, or the CTN, a patient advocacy group that reviews protocols for CF trials and provides recommendations to its member sites. Discussions with the Therapeutic Development Network, or TDN, part of the Cystic Fibrosis Foundation Therapeutics, the U.S. equivalent to the CTN, are ongoing for the sanctioning of our PTI-428 study.

We are leveraging our DRT technology platform and other expertise to design and develop our own correctors and potentiators that are optimized to work synergistically with our drug candidates and show a higher combined effect compared to combinations with third-party CFTR modulators. We believe the mechanism of action of PTI-428 enhances the yield of high throughput screening, or HTS, of small molecule libraries and has enabled the identification of a number of novel proprietary correctors and potentiators that restored in vitro CFTR protein activity to normal levels in HBE cells homozygous for F508del. We have submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active, and plan to submit the IND for PTI-808, a potentiator molecule, during the second quarter of 2017 subject to satisfactory completion of our toxicology and other preclinical testing to support our IND application. PTI-801 and PTI-808 are drug development candidates which, when combined with PTI-428, are active components of our PTI-NC-733 triple combination product candidate. We expect POC data in CF patients treated with PTI-801 in the second half of 2017 and intend to initiate dose range finding, or DRF, studies with PTI-808 at the end of 2017. The DRF study with PTI-808 is also intended to be considered a POC study for the triple combination. We believe that the treatment paradigm in CF for the vast majority of patients could be based on combination therapies of CFTR modulators anchored by PTI-428. Our internal drug discovery effort is ongoing, and our DRT technology platform has and continues to generate additional CFTR modulators of known and new pharmacological classes, including readthrough agents, that are being evaluated for further development.

We are currently initiating a Phase 1 healthy volunteer study for PTI-801 to assess its safety and PK. The Phase 1 study will also investigate PTI-801 in CF patients. We plan for this trial to run in U.S. and European sites and are working with both the TDN and CTN to review our protocol for sanctioning. Subject to favorable results from our healthy volunteer arm, we expect data from patients stable on Orkambi who have been dosed with PTI-801 for 14 days in the second half of 2017. Subject to filing and effectiveness of an IND for PTI-808, and positive results from our PTI-428 and PTI-801 programs, we aim to initiate a trial for our third CFTR modulator by the end of 2017. The PTI-808 study is expected to include SAD and MAD cohorts in healthy volunteers as well as co-administration of PTI-428 and PTI-801 and ascending doses of PTI-808 (for our proprietary triple combination therapy PTI-NC-733) in CF patients homozygous for F508del who are not taking Orkambi.

Since our inception in 2006, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from our initial public offering in February 2016, proceeds from our follow-on public offering in September 2016, and, to a lesser extent, payments received in connection with collaboration agreements and a research grant.

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

Since our inception, we have incurred significant operating losses. Our net losses were $37.2 million and $25.0 million for the year ended December 31, 2016 and 2015. As of December 31, 2016, we had an accumulated deficit of $157.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand clinical trials for PTI-428;
•	advance our combination therapy candidates, PTI-801 and PTI-808, components of PTI-NC-733, into Phase 1 and Phase 2 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the TDN and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our DRT technology platform and other product candidates, including, without limitation, back-up compounds.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, manufacturing and distribution. Further, we expect to incur additional costs going forward associated with operating as a public company.

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

We expect that our cash, cash equivalents and short-term investments as of December 31, 2016 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. See “—Liquidity and Capital Resources”.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue to date has been derived from our collaboration agreements with Astellas, Biogen (now terminated), our research grant contract with the Michael J. Fox Foundation, or MJFF, and Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT.

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $3.2 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. We did not recognize revenue for the year ended December 31, 2014 as the research term had not commenced as of that date. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $3.0 million and $3.2 million as of December 31, 2016 and 2015, respectively.

In May 2016, we entered into a fourth amendment, effective as of January 31, 2016, to the Collaboration and License Agreement with Astellas Pharma, Inc. In connection with such amendment, in June 2016 we received a payment of $1.0 million to conduct certain experiments during the period from February 1, 2016 through July 31, 2016. During this period, we did not receive any other payment or reimbursement under the agreement. The payment is being recognized over the research term of the agreement with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. In July 2016, we entered into a fifth amendment effective as of July 31, 2016, to the Collaboration and License Agreement with Astellas Pharma, Inc. as a result of achieving a pre-clinical milestone and are progressing to the optimization phase. The amendment provides for the Joint Research Committee to evaluate progress at various intervals throughout the optimization phase. In connection with the amendment, the Company received a $0.8 million non-substantive milestone payment which is being recognized, over the three and a half-year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term.

Under the Biogen collaboration agreement, we recognized revenue of $5.2 million, $3.0 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. On December 5, 2016, we received notice of Biogen’s termination of the collaboration agreement, effective December 6, 2016. Through this date, we recognized revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Biogen collaboration agreement totaled $5.1 million as of December 31, 2015. Upon termination of the agreement, we recognized the remaining $3.1 million of deferred revenue. We do not have any deferred revenue under the Biogen collaboration agreement as of December 31, 2016 and we will not recognize any additional revenue under this terminated agreement in the future.

Under the MJFF research grant, we recognized revenue of $0.2 million for the year ended December 31, 2014. We recognized the revenue from this grant over the one-year term of the arrangement, which commenced in May 2013. We did not recognize any revenue for the years ended December 31, 2016 and 2015 and we will not recognize any additional revenue under this arrangement in the future as all services had been completed by May 2014.

Under the CFFT collaboration agreement, we recognized revenue of $2.6 million for the year ended December 31, 2014. We recognized revenue under this agreement over the two non-consecutive research terms, which ran from March 2012 to March 2013 and from January 2014 to December 2014, as we provided research services under the arrangement. We did not recognize any revenue for the years ended December 31, 2016 and 2015 and we will not recognize any additional revenue under this arrangement in the future as all services had been completed by December 31, 2014.

We expect that any future revenue recognized under the collaboration agreement will fluctuate from quarter to quarter as a result of the uncertain timing of future milestone payments and the uncertain quantity of our research services provided from quarter to quarter. Further, subject to the terms and conditions of our collaboration agreements, our collaborators have certain unilateral rights to discontinue their participation in the research activities and, as a result, future payments to us under the agreements.

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

The table below summarizes our research and development expenses incurred by development program:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
CF	$20,608	$8,566	$4,417
Usp14	290	2,595	2,580
UPR	1,062	995	423
Unallocated expenses	11,999	10,368	9,324
Total research and development expenses	$33,959	$22,524	$16,744

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

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety profile with IND-enabling studies;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	the cooperation and approval we receive from third parties including clinical investigators, clinical research organizations, the TDN and CTN;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables, or others identified within this filing, with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, patent, regulatory, compliance, director and officer insurance costs and director expenses, as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Interest Income. Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments. Prior to 2016, our interest income was not significant due to nominal cash balances and low interest earned on the cash balances.

Interest Expense. Interest expense consists of interest accrued on $15.0 million in convertible promissory notes we issued during 2015 and 2014, all of which notes and accrued interest were converted into Series B preferred stock in September 2015.

Other Income (Expense), Net. Other income (expense), net consists primarily of the gains or losses associated with the changes in the fair values of our preferred stock warrant liability and our derivative liability. We previously issued a warrant for the purchase of our Series A preferred stock that we believe is a financial instrument that may require a transfer of assets because of the redemption features of the underlying stock. Therefore, we had classified this warrant as a liability that we had remeasured to fair value at each reporting period, and we had recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our initial public offering in February 2016, the underlying convertible preferred stock was converted into common stock, the preferred stock warrant became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability was reclassified to additional paid-in capital. The derivative liability relates to a cash settlement option associated with the change of control provision in our CFFT collaboration agreement, which meets the definition of a derivative. Therefore, we have classified this derivative as a liability that we remeasure to fair value at each reporting period, and we record the changes in the derivative liability as a component of other income (expense), net.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had federal and state net operating loss carryforwards of $138.7 million and $124.5 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of $4.9 million and $2.6 million, respectively, which begin to expire in 2027 and 2025, respectively.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with the preclinical development activities;
•	contract manufacturers in connection with the production of preclinical and clinical trial materials;
•	CROs in connection with preclinical studies and clinical trials; and
•	investigative sites in connection with clinical trials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Prior to our February 11, 2016 initial public offering, we were a private company and lacked company-specific historical and implied volatility information. Accordingly, we estimate our expected volatility based on the historical volatility of a publicly traded group of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our publicly traded stock price. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of our options granted to consultants and non-employees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Revenue	$8,384	$4,312	$4,072
Operating expenses:			—
Research and development	33,959	22,524	11,435
General and administrative	11,880	6,322	5,558
Total operating expenses	45,839	28,846	16,993
Loss from operations	(37,455)	(24,534)	(12,921)
Interest income	246	—	246
Interest expense	—	(599)	599
Other income (expense), net	(23)	93	(116)
Net loss	$(37,232)	$(25,040)	$(12,192)

Revenue

Revenue was $8.4 million for the year ended December 31, 2016, compared to $4.3 million for the year ended December 31, 2015. The increase of $4.1 million was the result of an increase of $2.2 million in revenue recognized from our now-terminated collaboration with Biogen and an increase of $1.9 million in revenue recognized from our collaboration with Astellas.

Under our Biogen collaboration agreement, we recognized revenue of $5.2 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively. The increase in revenue from Biogen was the result of the termination of the collaboration agreement which resulted in the recognition of $3.1 million in previously deferred revenue. The increase was partially offset by the decrease in payments received from Biogen in 2016.

Under our Astellas collaboration agreement, we recognized revenue of $3.2 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. The increase in revenue from the Astellas collaboration was the result of $1.8 million in payments received pursuant to the fourth and fifth amendments of the agreement. Payments received under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Direct research and development by program:
CF	$20,608	$8,566	$12,042
Usp14	290	2,595	(2,305)
UPR	1,062	995	67
Unallocated expenses:
Personnel related (including stock-based compensation)	8,300	6,165	2,135
Facility related	1,507	1,924	(417)
Other	2,192	2,279	(87)
Total research and development expenses	$33,959	$22,524	$11,435

Research and development expenses were $34.0 million for the year ended December 31, 2016, compared to $22.5 million for the year ended December 31, 2015. The increase of $11.5 million was primarily due to an increase of $12.0 million in costs incurred in advancing the preclinical development and clinical trials of our CF program, of which $5.6 million related to activities supporting our Phase 1 clinical trials of PTI-428 which commenced during the first quarter of 2016. The overall increase in research and development expenses was also due to an increase in personnel-related costs of $2.1 million resulting from an average increase in the headcount of research and development employees from year to year, including an increase of $0.5 million in employee stock-based compensation expense. These increases were partially offset by a decrease of $2.3 million in costs incurred on our Usp14 program due to the termination of the Biogen agreement and focusing our resources on the clinical development of PTI-428.

General and Administrative Expenses

General and administrative expenses were $11.9 million for the year ended December 31, 2016, compared to $6.3 million for the year ended December 31, 2015. The increase of $5.6 million in general and administrative expenses was primarily due to an increase of $2.4 million in professional fees and an increase of $2.0 million in personnel-related costs. The $2.4 million increase in professional fees is primarily associated with costs incurred as the result of becoming a public company in 2016, including costs related to investor relations and legal and audit costs associated with our SEC filings. Personnel-related costs increased by $2.0 million largely as the result of a net increase in average headcount from year to year, including an increase of $0.8 million in employee stock-based compensation expense and an increase of $0.4 million in non-employee stock-based compensation expense.

Interest Income

We recorded $0.2 million of interest income for the year ended December 31, 2016, compared to no interest income for the year ended December 31, 2015. The increase was due to interest earned on cash equivalents and short-term investments held during the year ended December 31, 2016. There were no cash equivalents or short-term investments outstanding during the year ended December 31, 2015.

Interest Expense

We recorded no interest expense for the year ended December 31, 2016, compared to $0.6 million of interest expense for the year ended December 31, 2015. The decrease was due to interest accrued on principal amount of our convertible promissory notes issued during 2015 and 2014, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Income (Expense), Net

We recorded an immaterial amount of other expense for the year ended December 31, 2016, as compared to other income of less than $0.1 million for the year ended December 31, 2015. The increase of $0.1 in other expense was due to the decrease in the fair value of our derivative liability.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Revenue	$4,312	$5,150	$(838)
Operating expenses:			—
Research and development	22,524	16,744	5,780
General and administrative	6,322	4,089	2,233
Total operating expenses	28,846	20,833	8,013
Loss from operations	(24,534)	(15,683)	(8,851)
Interest income	—	1	(1)
Interest expense	(599)	(199)	(400)
Other income (expense), net	93	109	(16)
Net loss	$(25,040)	$(15,772)	$(9,268)

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

Under our Biogen collaboration agreement, we recognized revenue of $3.0 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. The $3.0 million of revenue recognized for the year ended December 31, 2015 was comprised of $1.9 million related to research funding payments, $0.6 million related to the upfront payment and $0.5 million related to the $2.0 million in vivo target validation milestone payment, all of which were being recognized as a single unit of accounting over the research term. For the year ended December 31, 2014, the $2.4 million of revenue recognized was comprised of $1.4 million related to research funding payments, $0.5 million related to the upfront payment and $0.5 million related to a $2.0 million milestone payment earned in

April 2014 upon achievement of the in vivo target validation milestone, all of which were being recognized as a single unit of accounting over the research term.

Under our Astellas collaboration agreement, we recognized revenue of $1.3 million and $0 for the years ended December 31, 2015 and 2014, respectively. The increase in revenue from the Astellas collaboration was the result of the research term commencing in January 2015.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Direct research and development by program:
CF	$8,566	$4,417	$4,149
Usp14	2,595	2,580	15
UPR	995	423	572
Unallocated expenses:
Personnel related (including stock-based compensation)	6,165	6,093	72
Facility related	1,924	1,940	(16)
Other	2,279	1,291	988
Total research and development expenses	$22,524	$16,744	$5,780

Research and development expenses were $22.5 million for the year ended December 31, 2015, compared to $16.7 million for the year ended December 31, 2014. The increase of $5.8 million was primarily due to an increase of $4.1 million in costs incurred in advancing the preclinical development of our CF program, including activities supporting our submission to the FDA in November 2015 of an IND for a Phase 1 clinical trial of PTI-428 and a $0.6 million increase in costs incurred on our UPR program, a collaboration with Astellas. The overall increase in research and development expenses was also due to an increase in personnel-related costs of $0.1 million. This increase in personnel-related costs resulted from additional salary costs of $0.2 million due to an average increase in the headcount of research and development employees from year to year, partially offset by a decrease in stock-based compensation expense of $ 0.1 million. Further, facility-related and other general research and development expenses for activities not directly associated with our principal research and development programs increased $1.0 million as a result of a $0.5 million increase in the cost of services provided by CROs, an increase of $0.3 million in spending on general lab supplies due to increased activity in our laboratory.

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

Interest Expense

We recorded $0.6 million of interest expense for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. The increase was due to interest accrued on the principal amount of our convertible promissory notes issued during 2015 and 2014, prior to the conversion of all of our outstanding convertible promissory notes and accrued interest thereon into shares of Series B preferred stock in September 2015.

Other Income (Expense), Net

We recorded other income of $0.1 million for both the year ended December 31, 2015 and the year ended December 31, 2014. Other income remained consistent from year to year.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offering, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant.

As of December 31, 2016, we had cash, cash equivalents and short-term investments of $85.5 million. We expect that our cash, cash equivalents and short-term investments as of December 31, 2016 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash used in operating activities	$(41,925)	$(19,415)	$(8,659)
Cash used in investing activities	(67,028)	(263)	(172)
Cash provided by financing activities	113,722	24,729	15,030
Net increase in cash and cash equivalents	$4,769	$5,051	$6,199

Operating Activities. During the year ended December 31, 2016, operating activities used $41.9 million of cash, primarily resulting from our net loss of $37.2 million and $6.9 million from changes in our operating assets and liabilities, partially offset by non-cash charges of $2.2 million. Our net loss was primarily attributed to an increase of $11.5 million in research and development activities associated with the advancement of our preclinical studies and clinical trials and an increase of $5.6 million in general and administrative expenses. These increases were offset by an increase of $4.1 million of revenue recognized during the period. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of a decrease of $5.4 million in deferred revenue, which is largely attributable to the termination of the Biogen agreement in 2016. Due to increased upfront payments made to clinical and other research organizations, along with other vendors, there was an increase of $3.9 million in prepaids and other current assets. Additionally, there was an increase of $2.4 million in accrued expenses in 2016 which is largely the result of increased spending on research and development programs.

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

Investing Activities. During the year ended December 31, 2016, we used $67.0 million of cash in investing activities, consisting of our purchases of short-term investments in the year ended of 2016.

During the year ended December 31, 2015, we used $0.3 million of cash in investing activities, consisting of purchases of property and equipment.

During the year ended December 31, 2014, we used $0.2 million of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities. During the year ended December 31, 2016, net cash provided by financing activities was $113.7 million, primarily resulting from gross proceeds of $116.8 million from the sale of common stock in connection with the initial and follow-on public offerings, partially offset by payments of $3.3 million of public offering costs.

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

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced product candidates, including PTI-428 and PTI-801;
•	seek support and approval from our collaboration partners, the TDN and other interested parties;
•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval;
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

•	increase our product liability and clinical trial insurance coverage as we initiate additional clinical trials, expand our existing clinical trials and launch commercialization efforts.

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

Until such time, if ever, as we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$1,907	$1,344	$563	$—	$—
Consulting agreement (2)	2,100	840	1,260	—	—
Total	$4,007	$2,184	$1,823	$—	$—

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018.
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

Under a license agreement with Presidents and Fellows of Harvard College, or Harvard, we have agreed to make future milestone payments under the Harvard license agreement of up to $15.4 million upon achieving specified development and clinical milestones and up to $103.5 million upon achieving specified commercialization milestones. We have also agreed to pay Harvard tiered royalties, at rates in the single-digit percentages, on annual net sales of each developed product utilizing any compounds developed under this agreement. If we grant any sublicense rights under the license agreement, we are obligated to make sublicense milestone payments of up to $1.0 million. As of December 31, 2016, we had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

Under the CFFT agreement, we have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. All services required by us under the CFFT agreement had been completed by December 31, 2014. As of December 31, 2016, we had not developed a commercial product in connection with this collaboration, and we had not sold, licensed or transferred rights in the technology resulting from this collaboration to a third party.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation

Our cash, cash equivalents and short-term investments as of December 31, 2016 consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and Vice President of Finance, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: March 30, 2017	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Meenu Chhabra and Brett Hagen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney in fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys in fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Meenu Chhabra	President and Chief Executive Officer	March 30, 2017
Meenu Chhabra	(Principal Executive Officer)

/s/ Brett Hagen	Vice President of Finance	March 30, 2017
Brett Hagen	(Principal Financial and Accounting Officer)

/s/ M. James Barrett	Chairman of the Board of Directors	March 30, 2017
M. James Barrett, Ph.D.

/s/ Franklin M. Berger	Director	March 30, 2017
Franklin M. Berger, CFA

/s/ Helen Boudreau	Director	March 30, 2017
Helen Boudreau

/s/ Jeffery W. Kelly	Director	March 30, 2017
Jeffery W. Kelly, Ph.D.

/s/ Christopher T. Walsh	Director	March 30, 2017
Christopher T. Walsh, Ph.D

/s/ Eric Rabinowitz	Director	March 30, 2017
Eric Rabinowitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proteostasis Therapeutics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Proteostasis Therapeutics, Inc. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 30, 2017

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$18,613	$13,844
Short-term investments	66,897	—
Accounts receivable	668	918
Prepaids and other current assets	4,059	180
Total current assets	90,237	14,942
Property and equipment, net	541	566
Deferred offering costs	—	2,744
Other assets	68	144
Restricted cash	294	294
Total assets	$91,140	$18,690
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,021	$3,330
Accrued expenses	4,328	2,248
Deferred revenue	2,204	4,076
Deferred rent	201	182
Total current liabilities	8,754	9,836
Deferred revenue, net of current portion	752	4,265
Deferred rent, net of current portion	87	287
Preferred stock warrant liability	—	110
Derivative liability	91	2
Total liabilities	9,684	14,500
Commitments and contingencies (Note 16)
Convertible preferred stock (Series A and B), $0.001 par value; 0 and 110,057,398 shares authorized as of December 31, 2016 and 2015, respectively; 0 and 104,854,769 shares issued and outstanding as of December 31, 2016 and 2015, respectively; aggregate liquidation preference of $0 and $149,392, respectively, as of December 31, 2016 and 2015	—	112,292
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized as of December 31, 2016 and 2015, respectively; no shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value; 125,000,000 and 170,000,000 shares authorized as of December 31, 2016 and 2015, respectively; 25,000,734 and 571,137 shares issued and outstanding as of December 31, 2016 and 2015, respectively	26	1
Additional paid-in capital	238,902	12,115
Accumulated other comprehensive loss	(22)	—
Accumulated deficit	(157,450)	(120,218)
Total stockholders’ equity (deficit)	81,456	(108,102)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$91,140	$18,690

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$8,384	$4,312	$5,150
Operating expenses:
Research and development	33,959	22,524	16,744
General and administrative	11,880	6,322	4,089
Total operating expenses	45,839	28,846	20,833
Loss from operations	(37,455)	(24,534)	(15,683)
Interest income	246	—	1
Interest expense	—	(599)	(199)
Other income (expense), net	(23)	93	109
Net loss	(37,232)	(25,040)	(15,772)
Modifications of Series A preferred stock	—	11,481	(6,037)
Modifications of Series B preferred stock	—	(26)	—
Accruing dividends on preferred stock	(1,378)	(9,724)	(7,837)
Net loss attributable to common stockholders	$(38,610)	$(23,309)	$(29,646)
Net loss per share attributable to common stockholders—basic and diluted	$(2.06)	$(42.14)	$(63.74)
Weighted average common shares outstanding—basic and diluted	18,759,369	553,162	465,115

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(37,232)	$(25,040)	$(15,772)
Other comprehensive loss:
Unrealized loss on investments	(22)	—	—
Comprehensive loss	$(37,254)	$(25,040)	$(15,772)

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible							Total
	Preferred Stock		Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at December 31, 2013	70,463,000	$75,890	421,904	$—	$670	—	$(74,396)	$(73,726)
Exercise of stock options	—	—	98,401	1	176	—	—	177
Stock-based compensation expense	—	—	—	—	274	—	—	274
Issuance of Series A convertible preferred stock, net of issuance costs of $68	5,000,000	4,932	—	—	—	—	—	—
Modification of Series A preferred stock	—	6,037	—	—	(1,027)		(5,010)	(6,037)
Net loss	—	—	—	—	—	—	(15,772)	(15,772)
Balances at December 31, 2014	75,463,000	86,859	520,305	1	93	—	(95,178)	(95,084)
Exercise of stock options	—	—	50,832	—	95	—	—	95
Stock-based compensation expense	—	—	—	—	472	—	—	472
Issuance of Series B convertible preferred stock, net of issuance costs of $910	17,107,303	21,090	—	—	—	—	—	—
Conversion of convertible promissory notes and accrued interest into Series B convertible preferred stock	12,284,466	15,798	—	—	—	—	—	—
Modifications of Series A preferred stock	—	(11,481)	—	—	11,481	—	—	11,481
Modifications of Series B preferred stock	—	26	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	(25,040)	(25,040)
Balances at December 31, 2015	104,854,769	112,292	571,137	1	12,115	—	(120,218)	(108,102)
Exercise of stock options	—	—	101,816	—	268	—	—	268
Stock-based compensation expense	—	—	—	—	1,805	—	—	1,805
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	6,250,000	6	42,523	—	—	42,529
Conversion of convertible preferred stock to common stock	(104,854,769)	(112,292)	9,699,600	10	112,282	—	—	112,292
Issuance of common stock to settle accruing Series A dividends	—	—	2,590,742	3	(3)	—	—	—
Issuance of common stock for partial payment of accrued bonus	—	—	10,218	0	62	—	—	62
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	28	—	—	28
Issuance of common stock upon completion of follow-on offering including overallotment, net of offering costs	—	—	5,750,000	6	69,463	—	—	69,469
Issuance of common stock for payment of consulting services	—	—	27,221	—	359	—	—	359
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(37,232)	(37,232)
Balances at December 31, 2016	—	$—	25,000,734	$26	$238,902	(22)	$(157,450)	$81,456

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(37,232)	$(25,040)	$(15,772)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	306	272	427
Premium on short-term investments	(184)	—	—
Amortization of premium on short-term investments	77	—	—
Non-cash rent expense	(181)	(63)	423
Non-cash interest expense	—	599	199
Stock-based compensation expense	1,805	472	274
Stock issued for consulting services	359	—	—
Change in fair value of derivative liability	89	(63)	(76)
Change in fair value of preferred stock warrant liability	(82)	(10)	80
Gain on disposal of property and equipment	(13)	—	—
Changes in operating assets and liabilities:
Accounts receivable	250	506	1,309
Prepaids and other current assets	(3,871)	190	84
Other assets	76	182	26
Accounts payable	(289)	361	1,226
Accrued expenses	2,350	498	7
Deferred revenue	(5,385)	2,681	3,134
Net cash used in operating activities	(41,925)	(19,415)	(8,659)
Cash flows from investing activities:
Purchases of short-term investments	(69,812)	—	—
Proceeds received from maturities of short-term investments	3,000	—	—
Purchases of property and equipment	(229)	(263)	(172)
Proceeds received from sale of property and equipment	13	—	—
Net cash used in investing activities	(67,028)	(263)	(172)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	46,500	—	—
Proceeds from issuance of common stock upon completion of follow-on public offering, net of commissions and underwriting discounts	70,265	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	21,090	4,932
Proceeds from exercise of stock options	268	95	177
Proceeds from issuance of convertible promissory notes	—	5,000	10,000
Payments of issuance costs of convertible promissory notes	—	—	(79)
Payments of public offering costs	(3,311)	(1,456)	—
Net cash provided by financing activities	113,722	24,729	15,030
Net increase in cash and cash equivalents	4,769	5,051	6,199
Cash and cash equivalents at beginning of year	13,844	8,793	2,594
Cash and cash equivalents at end of year	$18,613	$13,844	$8,793
Supplemental disclosure of non-cash investing and financing activities:
Modifications of Series A preferred stock	$—	$(11,481)	$6,037
Modifications of Series B preferred stock	$—	$26	$—
Conversion of convertible promissory notes and accrued interest into Series B convertible preferred stock	$—	$15,798	$—
Conversion of convertible preferred stock into common stock	$112,292	$—	$—
Issuance of common stock to settle accrued Series A preferred stock dividends	$3	$—	$—
Issuance of common stock for partial payment of accrued bonus	$62	$—	$—
Conversion of preferred stock warrants to common stock warrants	$28	$—	$—
Additions to property and equipment included in accounts payable or accrued expenses	$60	$—	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,288	$—

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company’s initial therapeutic focus is on cystic fibrosis, which is caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidate, PTI-428, and its PTI-801 candidate, are in early clinical development, and the Company’s other drug candidates are in the preclinical development and discovery phase.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2016, the Company had an accumulated deficit of $157.5 million. During the year ended December 31, 2016, the Company incurred a loss of $37.2 million and used $41.9 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $85.5 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, at least 12 months from the issuance date of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Reverse Stock Split

On January 19, 2016, the Company effected a 1-for-10.8102 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 9). Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

In connection with the completion of the IPO, the Company amended its certificate of incorporation to authorize the future issuance of up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of December 31, 2016, there were no shares of preferred stock issued or outstanding.

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

Revision of Previously Issued Unaudited Quarterly Financial Data

The Company has revised Note 18 to correct errors in the reported amounts of basic net income per share attributable to common stockholders and diluted net loss per share attributable to common stockholders for the three months ended June 30, 2015 from the amounts appearing in the unaudited quarterly financial data footnote in the previously filed Form 10-K for the year ended December 31, 2015. Amounts previously reported for basic and diluted net income per share did not appropriately present the allocation of income to participating securities and reflect the impact of certain potential common shares. These revisions decreased basic net income attributable to common stockholders from $3.24 per share to $0.12 per share and reduced diluted net income attributable to common stockholders from $3.24 per share to a loss of $0.46 per share. Based upon the Company’s evaluation of relevant factors, the Company concluded that the revisions to the basic and diluted net income (loss) per share attributable to common stockholders as reflected in the unaudited quarterly footnote are not material to the previously issued quarterly financial data.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, including clinical trials, and the valuation of common stock, preferred stock warrant liability and derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company mitigates its risk with respect to cash, cash equivalents and short-term investments by maintaining its balances at two accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s accounts receivable balances are due from counterparties to collaboration agreements (see Note 13) that the Company believes to be creditworthy. As of December 31, 2016 and 2015, accounts receivable consisted of amounts due from one and two such counterparties, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded $2.7 million of deferred offering costs in contemplation of the Company’s IPO, which was completed on February 11, 2016. In conjunction with the completion of the IPO, the Company reclassified $4.0 million of deferred financing costs to additional paid-in capital as a reduction of the proceeds from the IPO. In September 2016, the Company reclassified $0.8 million of deferred financing costs to additional paid-in capital as a reduction of the proceeds from the follow-on public offering.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2016, the Company’s cash equivalents consisted of money market funds. The Company did not hold any cash equivalents as of December 31, 2015.

Restricted Cash

At December 31, 2016, and 2015, restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities.

Short-Term Investments

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

The Company’s preferred stock warrant liability and its derivative liability are carried at fair value determined according to the fair value hierarchy described above (see Note 4). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists associated with an alternate payment option upon change of control within the research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (see Note 13). The embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. Changes in fair value of the derivative liability are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third-party license fees, and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials. Research and development expenses include the Company’s costs of performing services in connection with its collaboration agreements and research grant.

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

Preferred Stock Warrant Liability

The Company classifies a warrant to purchase shares of its Series A preferred stock as a liability on its balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer assets upon exercise. The warrant was initially recorded at fair value on date of grant, and it is subsequently remeasured to fair value at each balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the statement of operations. Following the reverse stock split of the common stock of the Company and the completion of the Company’s IPO in February 2016, the warrant became a warrant to purchase 14,800 shares of common stock. At that time, the warrant was reclassified to a component of stockholder’s equity and is no longer subject to remeasurement.

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the preferred stock warrant. The Company has assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying Series A preferred stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determines the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. Expected dividend yield is determined considering that the underlying Series A preferred stock is entitled to dividends of 8.0% per year, whether or not declared.

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

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2016, comprehensive loss included less than $0.1 million of unrealized loss on short-term investments. There was no difference between net loss and comprehensive loss for the years ended December 31, 2015 and 2014.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The new standard clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. These new standards will become effective for the Company on January 1, 2018. The Company is currently evaluating the impact that the adoption of these new standards will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The Company has adopted this guidance as of December 31, 2016. Based on the Company's financial condition as of the date these financial statements were issued or available for issuance, the adoption of this guidance did not have any impact on the current period financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

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

3.	Short-Term Investments

The following is a summary of short-term investments as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$53,384	$—	$(20)	$53,364
U.S. treasury securities	13,535	—	(2)	13,533
	$66,919	$—	$(22)	$66,897

The Company did not have any realized gains or losses on its short-term investments for the year ended December 31, 2016. There were no other-than-temporary impairments recognized for the year ended December 31, 2016. The Company did not hold any short-term investments at or during the year ended December 31, 2015.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of December 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,440	$—	$—	$15,440
Short-term investments:
U.S. government-sponsored enterprise securities	—	53,365	—	53,365
U.S. treasury securities	—	13,532	—	13,532
	$15,440	$66,897	$—	$82,337
Liabilities:
Derivative liability	$—	$—	$91	$91
	$—	$—	$91	$91

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$2	$2
Preferred stock warrant liability	—	—	110	110
	$—	$—	$112	$112

During the years ended December 31, 2016, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

The warrant liability in the table above is comprised of the fair value of a warrant for the purchase of Series A preferred stock and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy (see Note 9).

The fair value of the derivative liability (see Note 13) is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments.

As of December 31, 2016, the Company determined the per share common stock price available based on the closing price of its common stock on The NASDAQ Global Market as of December 30, 2016. As of December 31, 2015, the Company determined the per share fair value of the underlying stock price by taking into consideration recent business development and economic factors it deemed relevant. The Company determined the expected term of the instrument to be 2.50 years and 0.12 years as of December 31, 2016 and 2015, respectively. The Company estimated its expected stock volatility to be 81.1% and 74.1% as of December 31, 2016 and 2015, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 1.33% and 0.14% for the years ended December 31, 2016 and 2015, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period. The Company estimated the expected sales-based milestone payments based on four times the maximum research funding allowable under the CFFT collaboration agreement (see Note 13) plus the expected achievement of certain milestones, which totaled $28.5 million for each of the years ended December 31, 2016 and 2015. The Company estimated the discount rate in the calculation of the present value of the expected future milestone payments to be 25% for the years ended December 31, 2016 and 2015, respectively, based on expected returns of alternative investments of a similar type.

Changes in the values of the preferred stock warrant liability and the derivative liability are summarized below (in thousands):

	Preferred Stock Warrant Liability	Derivative Liability
Fair value at December 31, 2013	$40	$141
Adjustment to fair value of derivative liability (see Note 13)	—	113
Change in fair value	80	(189)
Fair value at December 31, 2014	120	65
Change in fair value	(10)	(63)
Fair value at December 31, 2015	110	2
Change in fair value	(82)	89
Conversion to common stock warrant	(28)	—
Fair value at December 31, 2016	$—	$91

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid clinical, manufacturing and scientific expenses	$1,390	$—
Prepaid insurance expenses	104	39
Other prepaid expenses and other current assets	2,565	141
	$4,059	$180

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	December 31,
	(Years)	2016	2015
Laboratory equipment	5 years	$3,192	$2,999
Furniture and fixtures	5 years	147	106
Leasehold improvements	Shorter of the lease term or 5 years	382	364
Computer and office equipment	3 – 5 years	143	114
		3,864	3,583
Less: Accumulated depreciation and amortization		(3,323)	(3,017)
		$541	$566

Depreciation and amortization expense was $0.3 million for each of the years ended December 31, 2016 and 2015 and $0.4 million for the year ended December 31, 2014, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll and related expenses	$1,813	$1,607
Accrued research and development expenses	1,612	—
Accrued professional fees	383	—
Accrued other	520	641
	$4,328	$2,248

8.	Convertible Promissory Notes

In July 2014, the Company entered into an agreement to issue $10.0 million of convertible promissory notes. The notes bore interest at a rate of 8.0% per annum. The Company received proceeds from the issuance of convertible promissory notes of $3.7 million on July 31, 2014, $1.3 million on September 29, 2014 and $5.0 million on November 4, 2014, aggregating $10.0 million for the year ended December 31, 2014. The notes originally matured at various dates within 2016, between sixteen and eighteen months from the date of each note issuance.

In July 2015, the Company issued an additional $5.0 million of convertible promissory notes, increasing the aggregate principal amount of convertible promissory notes to $15.0 million. The notes bore interest at a rate of 8.0% per annum. In connection with its issuance of the convertible promissory notes, the Company extended the maturity date of all outstanding convertible promissory notes to January 2017.

On September 2, 2015, in connection with the Company’s issuance of Series B preferred stock, the principal amount of all outstanding convertible promissory notes, aggregating $15.0 million, and accrued interest thereon, aggregating $0.8 million, were automatically converted into 12,284,466 shares of Series B preferred stock at a price of $1.286 per share.

9.	Preferred Stock Warrant Liability

In July 2008, the Company issued a preferred stock warrant to an investor in connection with the issuance of Series A preferred stock that was immediately exercisable for the purchase of 160,000 shares of Series A preferred stock at an exercise price of $1.00 per share, over a term of ten years from issuance.

The fair value of the warrant on the date of grant of $0.1 million was recorded as a reduction to the initial carrying amount of the Series A preferred stock. The Company remeasures the fair value of the liability for this preferred stock warrant at each reporting date from its grant date, with any adjustments being recorded as a component of other income (expense), net in the Company’s statement of operations and comprehensive loss. The Company recorded gains of less than $0.1 million each year for the years ended December 31, 2016 and 2015 and a loss of less than $0.1 million for the year ended December 31, 2014, respectively, to reflect the change in fair value of this preferred stock warrant.

Upon the closing of the Company’s IPO on February 11, 2016, all outstanding shares of the Series A preferred stock were automatically converted to common stock and the preferred stock warrant liability was remeasured at fair value and was reclassified to additional paid-in capital. The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

	As of February 10,	As of December 31,
	2016	2015
Expected term (in years)	2.25	2.5
Expected volatility	73.24%	59.12%
Risk-free interest rate	0.74%	1.21%
Expected dividend yield	8.0%	8.0%

10.	Convertible Preferred Stock

As of December 31, 2015 and 2014, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 110,057,398 and  81,760,000 shares, respectively, of $0.001 par value preferred stock.

The Company has issued Series A and Series B preferred stock (collectively “Preferred Stock”). The Preferred Stock is classified outside of stockholders’ equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company.

In January 2014, the Company issued 5,000,000 shares of Series A preferred stock at an issuance price of $1.00 per share for proceeds of $4.9 million, net of issuance costs of $0.1 million.

In September 2014, the Company modified the Conversion Price of the Series A preferred stock from $10.8102 per share to $3.6030397 per share. This amendment to the Series A Conversion Price was accounted for as a modification of preferred stock based on a quantitative assessment of the change in the fair value that resulted from the modification of the conversion price on the modification date. The increase in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $6.0 million, was recorded as a deemed dividend from holders of common stock to the holders of preferred stock, resulting in a decrease to additional paid-in capital of $1.0 million and an increase to accumulated deficit of $5.0 million as well as a corresponding increase of $6.0 million to the carrying value of the Series A preferred stock.

In May 2015, the Company modified the Conversion Price of the Series A preferred stock from $3.6030397 per share to $10.8102 per share. This amendment to the Series A Conversion Price was accounted for as a modification of preferred stock based on a quantitative assessment of the change in the fair value that resulted from the modification of the conversion price on the modification date. The decrease in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $10.6 million, was recorded as a deemed dividend from holders of preferred stock to the holders of common stock, resulting in an increase to additional paid-in capital of $10.6 million and a corresponding decrease of $10.6 million to the carrying value of the Series A preferred stock.

In September 2015, the Company issued 17,107,303 shares of Series B preferred stock at an issuance price of $1.286 per share for proceeds of $21.1 million, net of issuance costs of $0.9 million. Concurrent with the sale of Series B preferred stock, all outstanding convertible promissory notes, aggregating $15.0 million, and accrued interest thereon, aggregating $0.8 million, were automatically converted into 12,284,466 shares of Series B preferred stock at a price of $1.286 per share.

In September 2015, in connection with the Series B preferred stock financing, (1) the right of the holders of Series A preferred stock to receive accruing dividends, whether or not declared, at a rate of 8.0% per year of the Original Issue Price per share (as described below) ceased as of August 31, 2015, at which time such cumulative accruing dividends totaled $36.0 million, and (2) the right of holders of Series A preferred stock to receive a cash payment of accruing dividends upon the automatic conversion of the Series A preferred stock into common stock was modified such that all previously accrued but unpaid dividends on Series A preferred stock will be paid in shares of common stock, at a price of $13.9019172 per share, upon such conversion of the Series A preferred stock. If as of January 1, 2016, the Series A preferred stock has not automatically converted into shares of common stock according to its terms, the holders of the Series A preferred stock will be entitled to receive dividends at the rate of 8.0% per year of the respective Original Issue Price per share, commencing as of the respective original issuance date of the Series A preferred stock. These amendments to the Series A preferred stock dividend rights were accounted for as a modification of preferred stock based on a quantitative assessment of the change in the fair value that resulted from the modification of the dividend rights on the modification date. The decrease in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $0.2 million, was recorded as a deemed dividend from holders of preferred stock to the holders of common stock, resulting in an increase to additional paid-in capital of $0.2 million and a corresponding decrease of $0.2 to the carrying value of the Series A preferred stock.

On December 17, 2015, the right of holders of Series A and Series B preferred stock to become entitled to accruing dividends was further modified such that if, as of April 1, 2016, the Series A and Series B preferred stock has not automatically converted into shares of common stock according to its terms, the holders of the Series A and Series B preferred stock will be entitled to receive dividends at the rate of 8.0% per year of the respective Original Issue Price per share, commencing as of the respective original issuance date of the Series A and Series B preferred stock. The decrease in the fair value of Series A preferred stock measured immediately before the modification and immediately after the modification, equal to $0.8 million, was recorded as a deemed dividend from holders of preferred stock to the holders of common stock resulting in an increase to additional paid-in capital of $0.8 million and a corresponding decrease of $0.8 million to the carrying value of the Series A preferred stock. The increase in the fair value of Series B preferred stock measured immediately before the modification and immediately after the modification, equal to less than $0.1 million, was recorded as a deemed dividend from holders of common stock to holders of preferred stock the resulting in an decrease to additional paid-in capital of less than $0.1 million and a corresponding increase of  less than $0.1 million to the carrying value of the Series B preferred stock. In connection with the completion of the Company’s IPO in February 2016, all outstanding shares of convertible preferred stock were converted to common stock.

As of December 31, 2015, Preferred Stock consisted of the following:

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	76,000,000	75,463,000	$75,378	$111,594	6,980,712
Series B preferred stock	34,057,398	29,391,769	36,914	37,798	2,718,888
	110,057,398	104,854,769	$112,292	$149,392	9,699,600

The holders of the Preferred Stock had the following rights and preferences:

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

In connection with the Series B preferred stock financing in September 2015, the dividends on the Series A preferred stock ceased accruing as of August 31, 2015. In addition, the right of holders of Series A preferred stock to receive a cash payment of accruing dividends upon the automatic conversion of the Series A preferred stock into common stock was modified such that all previously accrued but unpaid dividends on Series A preferred stock will be paid in shares of common stock, at a price of $13.9019172 per share, upon such conversion. If, as of April 1, 2016, the Series A preferred stock has not automatically converted into shares of common stock according to its terms, the holders of the Series A and Series B preferred stock will be entitled to receive dividends at the rate of 8.0% per year of the respective Original Issue Price per share, commencing as of the respective original issuance date of the Series A and Series B preferred stock. Such dividends will accrue daily, compounding annually, and will be cumulative and payable when and if declared by the Company’s board of directors. In addition, such dividends will be payable, whether or not declared, upon any liquidation event or conversion of Series A or Series B preferred stock into common stock. The Original Issue Price is $1.00 per share for Series A preferred stock and $1.286 per share for Series B preferred stock. In February 2016, upon completion of the IPO, the Company issued 2,590,742 shares of common stock in full payment of $36.0 million of accrued dividends.

Conversion

Each share of Preferred Stock is convertible into common stock at the option of the stockholder at any time after the date of issuance. In addition, each share of Preferred Stock will be automatically converted into shares of common stock, at the applicable conversion ratio then in effect, upon a qualified public offering with net proceeds of at least $50.0 million that results in the Company’s common stock being listed on the NASDAQ or NYSE exchange. In addition, each share of Series A preferred stock will be automatically converted into shares of common stock upon the date specified by vote or written consent of the holders of at least two-thirds of the then outstanding shares of Series A preferred stock, and each share of Series B preferred stock will be automatically converted into shares of common stock upon the date specified by vote or written consent of the holders of at least the majority of the then outstanding shares of Series B preferred stock.

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

In February 2016, upon completion of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 9,699,600 shares of common stock and the issuance of 2,590,742 shares of common stock as payment of $36.0 million in accruing dividends on the Series A preferred stock.

11.	Common and Preferred Stock

As of December 31, 2016 and 2015, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 125,000,000 and 170,000,000 shares, respectively, of $0.001 par value common stock.

On February 11, 2016, the Company completed its IPO, which resulted in the sale of 6,250,000 shares of its common stock at a public offering price of $8.00 per share. Upon closing of the IPO, all outstanding shares of convertible preferred stock were converted into 9,699,600 shares of common stock and the Company issued 2,590,742 shares of common stock as a payment of $36.0 million on accruing dividends due to holders of Series A preferred stock. Additionally, the Company’s convertible sock warrant outstanding at the close of the IPO converted to a warrant to purchase common stock.

In conjunction with the IPO and the amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, all of which is undesignated.

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

Each share of common stock entitles the holder to one vote for the election of directors and on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2016 and 2015, no dividends have been declared.

As of December 31, 2016, the Company had reserved 3,078,277 shares of common stock for the exercise of outstanding stock options under the Company’s 2008 Plan and 2016 Plan and the number of shares remaining for grant under the Company’s 2016 Plan (see Note 12), the number of shares available under the Company’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”) and the exercise of an outstanding warrant to purchase common stock.

12.	Stock-Based Compensation

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

Stock options granted to employees and directors under the 2008 plan typically vest over four years. Stock options granted to non-employees under the 2008 plan typically vest over periods ranging from six months to four years, depending on the period during which the services are being provided.

On February 9, 2016, the Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective and no further stock options or other awards will be made under the 2008 Plan. Shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Plan will be added back to the shares of common stock available for issuance under the 2016 Plan.

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

Stock options granted under the 2016 Plan vest based on the grantee’s continued service with the Company during a specified period following the grant. Awards granted to employees generally vest ratably over four years, with a 25% cliff vesting at the one-year anniversary for new employee awards. Stock options granted to directors generally vest ratably over three years. All awards are exercisable for a period of ten years from the grant date.

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective in connection with the completion of the Company’s IPO. A total of 138,757 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by the least of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 and (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. No shares were issued under this plan during the year ended December 31, 2016.

Stock option grants and shares to non-employees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of December 31, 2016 and 2015, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.8 million per year. During the years ended December 31, 2016, 2015 and 2014, the Company did not grant any options to non-employees under this plan.

On October 28, 2015, the Company made a one-time grant of options to a non-employee to purchase 9,250 shares of our common stock with an exercise price of $ 2.38 per share which were granted outside of the 2008 Stock Option Plan. The options were fully vested upon the grant date as such the Company calculated the fair value of the options on the date of the grant. The Company calculated fair value at $ 12.23 per option utilizing the Black-Scholes option pricing model with the following inputs used to determine the fair value (i) Risk-free interest rate of 0.0%; (ii) Expected term (in years) of 0.08 years; (iii) Expected volatility of 60.28 % and (iv) Expected dividend yield of 0.0%. The Company recognized $0.1 million of stock compensation expense within general and administrative expenses for the year ended December 31, 2015. The Company received cash proceeds of less than $0.1 million for the option exercise during the year ended December 31, 2015. The aggregate intrinsic value of the stock option exercised during the year ended December 31, 2015 was $0.1 million.

Stock-based compensation expense for the three months ended June 30, 2015 was reduced by $0.5 million for the cumulative correction of immaterial errors associated with the recognition of stock-based compensation for certain stock options with performance-based vesting conditions. Of this amount, $0.2 million related to years prior to 2015 and $0.3 million related to the three months ended March 31, 2015. Based upon its evaluation of relevant factors, the Company concluded that the uncorrected errors in its previously issued financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction during the six months ended June 30, 2015 is not material to the Company’s results for the year ending December 31, 2015.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rates	1.35%	1.68%	1.93%
Expected term (in years)	6.09	5.99	6.04
Expected volatility	73.19%	56.86%	60.16%
Expected dividend yield	—	—	—

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015 (in thousands except share and per share amounts)]:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2015	979,334	$5.38	7.86	$9,141
Granted	1,365,230	8.32
Exercised	(101,816)	2.62
Forfeited	(212,231)	7.31
Outstanding at December 31, 2016	2,030,517	$7.29	8.42	$10,510
Vested and expected to vest at December 31, 2016	1,947,267	$7.50	8.60	$9,688
Options exercisable at December 31, 2016	518,521	$5.21	7.18	$3,757

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2016 and 2015 was $0.40 million and $0.2 million, respectively.

The Company received cash proceeds from the exercise of stock options of $0.3 million, $0.1 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $5.47, $7.13 and $1.91, respectively.

The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $0.5 million and $0.2 million, respectively.

Stock-based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2016	2015	2014
Research and development	$556	$72	$161
General and administrative	1,608	400	113
	$2,164	$472	$274

As of December 31, 2016, total unrecognized compensation cost related to the unvested stock-based awards was $6.6 million, which is expected to be recognized over weighted average period of 2.99 years.

13.	Collaboration, Research Grant and License Agreements

Astellas Pharma Inc.

In November 2014, the Company entered into a worldwide Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). The focus of the Astellas Agreement is to identify, develop and commercialize therapeutic candidates relating to the Unfolded Protein Response (“UPR”) pathway.

Financial Terms

Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5.0 million with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014 (see Note 8). In addition, the Company will be eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398.5 million, as well as tiered royalty payments ranging in the mid single-digit to low double-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies will conduct research during the initial research term, which is three and a half years, to identify lead compounds for clinical development. Astellas will reimburse the Company at a specified rate for time incurred as well as certain agreed upon third-party costs incurred by the Company, based on the annual budget. The Company received payments for the years ended December 31, 2016 and 2015 of approximately $2.5 million and $3.6 million, respectively.

The Company determined that the deliverables under the agreement include (i) the research license, (ii) the research services to be provided over the research term, which is three and a half years, and (iii) the Company’s participation in the Joint Research Committee (the “Committee”) to be provided over the initial three and a half year research term of the agreement. The Company concluded that the research license and the involvement in the Committee did not have standalone value to Astellas and, therefore, are not separable from the research services. Therefore, the research license, research services and participation in the Committee have been combined and accounted for as a single unit of accounting. Accordingly, the research funding support payments and any reimbursement of third-party costs are being recognized by the Company as revenue over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. None of the research services had commenced as of December 31, 2014 and, therefore, the Company did not recognize any revenue under the agreement during the year ended December 31, 2014. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Non-substantive milestone payments totaling $1.8 million and $0.8 million earned during the years ended December 31, 2016 and 2015, respectively, are being recognized, along with the other arrangement consideration, over the three and half year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term. Any additional future milestone payments received will be recognized as revenue over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payment is earned. Revenue recognized under the Astellas Agreement during the years ended December 31, 2016 and 2015 totaled $3.2 million and $1.3 million, respectively. As of December 31, 2016 and 2015, deferred revenue related to the Astellas Agreement totaled $3.0 million and $3.2 million, respectively.

Term and Termination

The term of the Astellas Agreement commenced in November 2014 and will continue in full force and effect, unless terminated under the conditions described below, until expiration of all applicable royalty terms with respect to all licensed products in all countries in the territory defined as per the agreement.

The agreement will automatically terminate at the end of the three and a half year research term, in the second quarter of 2018, if Astellas has not designated at least one development compound, unless mutually agreed to be extended. Astellas has the unilateral right to terminate the agreement on a project-by-project basis by providing written notice to the Company. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.

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

Financial Terms

Under the terms of the agreement, Biogen agreed to pay a nonrefundable upfront fee to the Company of $2.5 million and to purchase $5.0 million of its Series A preferred stock under existing terms purchased on January 3, 2014. Research funding payments due to the Company guaranteed over the first two years of the agreement and totaled $4.0 million. In addition, third-party costs incurred by both parties are shared at the same ratio with corresponding payments made between the parties on a quarterly basis.

The Company determined that the deliverables under the agreement include (i) the research license, (ii) the research services to be provided over the four-year research term of the agreement, and (iii) the Company’s participation in the Joint Research Committee (the “Committee”) to be provided over the initial four-year research term of the agreement. The Company concluded that the research license and the involvement in the Committee did not have standalone value to Biogen and, therefore, are not separable from the research services. Therefore, the research license, research services and participation in the Committee have been combined and accounted for as a single unit of accounting. Accordingly, the upfront fee, research payments and any reimbursement of third-party costs are being recognized by the Company as revenue over the four-year research term of the agreement, which commenced in December 2013, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. A $2.0 million non-substantive milestone payment earned during the year ended December 31, 2014 was being recognized, along with the other arrangement consideration, over the four-year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term. In December 2016, Biogen exercised its right to terminate the agreement and the Company recognized all remaining deferred revenue upon termination. Revenue recognized under the Biogen Agreement during the years ended December 31, 2016, 2015 and 2014 totaled $5.2 million, $3.0 million and $2.4 million, respectively. As of December 31, 2015 and 2014, deferred revenue related to the Biogen Agreement totaled $5.1 million. The Company did not have any deferred revenue related to the Biogen Agreement as of December 31, 2016.

Term and Termination

The term of the Biogen Agreement commenced in December 2013. The terms of the agreement provide a termination right if at least one lead compound has not met established minimum criteria for Biogen to proceed to designate a compound as a candidate for further development. On December 5, 2016, Biogen exercised its right to terminate the Biogen Agreement effective December 6, 2016. Following the termination, all licenses granted by either party to the other under the Biogen Agreement terminated. In addition, the exclusivity provisions in the Biogen Agreement terminated and each party is free to research, develop and commercialize products that modulate the target (Usp14) either by themselves or with third parties, subject to the intellectual property rights of the other party.

Cystic Fibrosis Foundation Therapeutics, Inc.

In March 2012, the Company entered into a Research, Development and Commercialization Agreement (the “CFFT Agreement”) with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). Under terms of the CFFT Agreement, which was subsequently amended in May 2013 and January 2014, CFFT agreed to provide up to $5.7 million (the “Award’) in research funding to the Company over two non-consecutive one-year periods from March 2012 to March 2013 and from January 2014 to December 2014. Revenue recognized under the CFFT Agreement totaled $2.6 million for the year ended December 31, 2014, which was recognized as the services were performed over the contractual periods of the agreement, as described above. The Company did not recognize any revenue under the CFFT Agreement during the years ended December 31, 2016 and 2015.

Under the CFFT agreement, the Company has agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. The Company has also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by the Company from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by the Company through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. As of December 31, 2016, 2015 and 2014, the Company had not developed a commercial product in connection with this collaboration, and it had not sold, licensed or transferred rights in the technology resulting from this collaboration.

In lieu of the milestone and royalty payments described above, in the event of a change of control of the Company, CFFT may elect to accept a one-time payment equal to the consideration CFFT would have received if it had owned (a) 268,265 shares of the Company’s common stock if the change of control occurs prior to the selection by the Company of a compound intended for product approval, or (b) 444,025 shares of the Company’s common stock if the change of control occurs after the selection by the Company of a compound intended for product approval. This alternative payment option upon a change of control would be cash settled in the event of a change of control and meets the definition of an embedded derivative. The Company estimated the fair value of this liability and concluded that the liability was immaterial as of the inception date of the CFFT Agreement. The Company estimated the fair value of this derivative liability to be $0.1 million and less than $0.1 million as of December 31, 2016 and 2015, respectively (see Note 4).

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

Michael J. Fox Foundation for Parkinson’s Research

In May 2013, the Company was awarded a one-year research grant totaling $0.5 million from the Michael J. Fox Foundation for Parkinson’s Research (the “MJFF Research Grant”). Revenue recognized during the year ended December 31, 2014 under the MJFF Research Grant totaled $0.2 million. The Company did not recognize any revenue under the MJFF Research grant during the years ended December 31, 2016 and 2015.

Presidents and Fellows of Harvard College Licensing Agreement

The Company has acquired certain exclusive and nonexclusive rights to use, research, develop and offer for sale certain products and patents under a licensing agreement, as amended in December 2013, with Presidents and Fellows of Harvard College (the “Harvard Agreement”). The licensing rights obligate the Company to make payments to the licensor for license fees, milestones, license maintenance fees and royalties. If the Company exercised its co-development option under the Biogen Agreement, the Company would have been obligated to make future milestone payments under the Harvard Agreement of up to $3.5 million upon achieving specified developmental and clinical milestones and up to $6.0 million upon achieving specified commercialization milestones. Due to the termination of the Biogen Agreement, the future development and clinical milestone payments under the licensing agreements increased to up to $15.4 million and the future commercialization and sales milestone payments increase to up to $103.5 million. Under the licensing agreements, the Company will also owe single-digit royalties on sales of commercial products, if any, developed using the licensed technologies. If the Company grants any sublicense rights under the license agreement, it would be obligated to make sublicense milestone payments of up to $1.0 million. As of December 31, 2016, 2015 and 2014, the Company had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

The Harvard Agreement will expire upon expiration of the last of any patent rights covered under this agreement.

The Company recorded research and development expenses of $0.1 million during each of the years ended December 31, 2016, 2015 and 2014, respectively, for licensing fees due under the Harvard Agreement.

14.	Income Taxes

During the years ended December 31, 2016, 2015 and 2014, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2016	2015	2014
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.1)	(5.0)	(5.0)
Research and development tax credit carryforwards	(4.3)	(4.4)	(5.5)
Expiration of state net operating loss carryforwards	—	—	2.4
Non-deductible expenses	0.5	1.2	1.1
Change in deferred tax asset valuation allowance	42.9	42.2	41.0
Effective income tax rate	(0.0)%	(0.0)%	(0.0)%

Net deferred tax assets as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	53,723	$39,392
Research and development tax credit carryforwards	6,633	5,015
Accrued expenses and other	2,152	2,155
Total deferred tax assets	62,508	46,562
Depreciation and amortization	(66)	(86)
Total deferred tax liabilities	(66)	(86)
Valuation allowance	(62,442)	(46,476)
Net deferred tax assets	$—	$—

As of December 31, 2016 and 2015, the Company had federal and state net operating loss carryforwards (“NOLs”) of $263.2 million and $190.7 million, respectively, which may be available to offset future taxable income and federal and state NOLs begin to expire in 2026 and 2030, respectively. As of December 31, 2016 and 2015, the Company also had research and development tax credit carryforwards of $7.5 million and $5.8 million, respectively, which may be available to offset future income tax liabilities. Federal and state research and development tax credit carryforwards begin to expire in 2027 and 2025, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2016 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2016 and 2015. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016 and 2015 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December
	2016	2015
Valuation allowance at beginning of year	$(46,476)	$(35,914)
Decreases recorded at benefit to income tax provision	—	—
Increases recorded to income tax provision	(15,966)	(10,562)
Valuation allowance at end of year	$(62,442)	$(46,476)

The Company has not yet recorded any amounts for unrecognized tax benefits, interest or penalties historically through December 31, 2016. The Company files income tax returns in the U.S. federal and state jurisdictions in which it operates. The Company’s income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

15.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(37,232)	$(25,040)	$(15,772)
Modifications of Series A preferred stock	—	11,481	(6,037)
Modifications of Series B preferred stock	—	(26)	—
Accruing dividends on preferred stock	(1,378)	(9,724)	(7,837)
Net loss attributable to common stockholders	$(38,610)	$(23,309)	$(29,646)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	18,759,369	553,162	465,115
Net loss per share attributable to common stockholders—basic and diluted	$(2.06)	$(42.14)	$(63.74)

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

	December 31,
	2016	2015	2014
Convertible preferred stock (as converted to common stock)	—	9,699,600	20,944,249
Payment of accruing dividends on Series A preferred stock in shares of common stock upon conversion of Series A preferred stock	—	2,590,742	—
Options to purchase common stock	2,030,517	979,334	972,600
Warrant for the purchase of convertible preferred stock (as converted to common stock)	14,800	14,800	44,406
	2,045,317	13,284,476	21,961,255

In addition to the potentially dilutive securities noted above, as of December 31, 2014, the Company had outstanding convertible promissory notes for which principal and unpaid accrued interest due under the notes was automatically convertible into the class of the Company’s stock issued in the Company’s next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing (see Note 8). Because the necessary conditions for conversion of the notes had not been met as of December 31, 2014, the Company excluded these notes from the table above and the calculation of diluted net loss per share for the year ended December 31, 2014. On September 2, 2015, and concurrent with the sale of Series B preferred stock, all outstanding convertible promissory notes and accrued interest thereon were automatically converted into shares of Series B preferred stock (see Note 10).

16.	Commitments and Contingencies

Lease

In March 2009, the Company entered into a lease agreement for office and laboratory space, which, as amended, has a term expiring on May 31, 2018. Monthly lease payments, inclusive of non-rent shared tenant occupancy costs, total less than $0.2 million. Monthly lease payments include base rent charges of $0.1 million, which are subject to an annual increase of 1.4%. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid.

The Company issued an unconditional and irrevocable standby letter of credit in the amount of $0.3 million as a security deposit pursuant to the lease agreement. The irrevocable standby letter of credit is secured by a certificate of deposit, renews annually automatically and expires on May 31, 2018. The Company recorded the certificate of deposit purchase as restricted cash in its financial statements.

The Company recorded rent expense of $1.6 million during each of the years ended December 31, 2016 and 2014 and $1.7 million during the year ended December 31, 2015, respectively.

The following table summarizes the future minimum lease payments due under the operating lease as of December 31, 2016 (in thousands):

2017	$1,344
2018	563
Total	$1,907

Dr. Stelios Papadopoulos

In May 2016, the Company entered into a Letter Agreement with Dr. Stelios Papadopoulos with an effective date of July 1, 2016 and a term of 36 months. Under the terms of the Letter Agreement, Dr. Papadopoulos will provide certain consulting and advisory services to the Company as and when requested. The Company will pay a quarterly retainer of $0.2 million to Dr. Papadopoulos for the duration of the Letter Agreement with aggregate fees totaling $2.5 million over the term of the Letter Agreement. The retainer may be paid in cash, common stock of the Company or a combination of the two at the discretion of the Company. Any common stock issued in settlement of payments due under this agreement will be valued at the average closing price of the stock for 20 trading days, as listed on the NASDAQ, ending three trading days prior to the issuance of the shares. Additionally, under the terms of the Letter Agreement, if the Company consummates a merger and acquisition (“M&A”) transaction, as defined in the Letter Agreement, with another party during the term of the Agreement or the 12-month period following the expiration of the Letter Agreement, Dr. Papadopoulos will be entitled to a M&A transaction fee equal to 1% of the value of the transaction, as defined in the Letter Agreement. During the year ended December 31, 2016, the Company issued 27,221 shares under this consulting agreement for $0.4 million which is recorded within general and administrative expense in the accompanying statements of operations.

The following table summarizes the future retainer payments due under the Letter Agreement as of December 31, 2016 (in thousands):

2017	$840
2018	840
2019	420
Total	$2,100

Collaboration and License Agreements

The Company has entered into collaboration and license agreements under which it is obligated to make contingent payments (see Note 13).

Research Commitments

During the year ended December 31, 2015, the Company entered into research and development agreements with various vendors to provide chemists, research scientists and testing services to assist with its research and development efforts. As of December 31, 2015, the Company had committed to minimum payments totaling $0.6 million through March 31, 2016 related to these agreements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2016 or 2015.

17.	401(k) Savings Plan

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

18.	Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands).

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$1,158	$1,451	$1,715	$4,060
Operating expenses:
Research and development	6,876	7,404	9,218	10,461
General and administrative	2,301	3,115	3,266	3,198
Total operating expenses	9,177	10,519	12,484	13,659
Loss from operations	(8,019)	(9,068)	(10,769)	(9,599)
Interest income	—	20	36	190
Interest expense	—	—	—	—
Other income (expense), net	28	(5)	(38)	(8)
Net loss	(7,991)	(9,053)	(10,771)	(9,417)
Modification of Series A preferred stock	—	—	—	—
Modification of Series B preferred stock	—	—	—	—
Accruing dividends on Series A preferred stock	(1,378)	—	—	—
Net loss attributable to common stockholders	$(9,369)	$(9,053)	$(10,771)	$(9,417)
Net loss per share attributable to common stockholders—basic and diluted	$(0.87)	$(0.47)	$(0.54)	$(0.38)
Weighted average common shares outstanding—basic and diluted	10,766,722	19,139,183	20,073,685	24,975,010

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$807	$1,070	$1,201	$1,234
Operating expenses:
Research and development	4,503	5,976	6,258	5,787
General and administrative	1,321	1,709	1,523	1,769
Total operating expenses	5,824	7,685	7,781	7,556
Loss from operations	(5,017)	(6,615)	(6,580)	(6,322)
Interest income	—	—	—	—
Interest expense	(201)	(209)	(189)	—
Other income (expense), net	(522)	205	(281)	691
Net loss and comprehensive loss	(5,740)	(6,619)	(7,050)	(5,631)
Modification of Series A preferred stock	—	10,565	173	743
Modification of Series B preferred stock	—	—	—	(26)
Accruing dividends on Series A preferred stock	(2,087)	(2,152)	(2,459)	(3,026)
Allocation of net income to convertible preferred stockholders	—	(1,726)	—	—
Net gain (loss) attributable to common stockholders	$(7,827)	$68	$(9,336)	$(7,940)
Net gain (loss) per share attributable to common stockholders—basic	$(14.68)	$0.12	$(16.77)	$(13.95)
Weighted average common shares outstanding—basic	533,097	553,526	556,567	569,026
Net loss per share attributable to common stockholders—diluted	$(14.68)	$(0.46)	$(16.77)	$(13.95)
Weighted average common shares outstanding—diluted	533,097	14,515,998	556,567	569,026

Exhibit List

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Registrant	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Registrant	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

10.1†	Research, Development and Commercialization Agreement by and between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated March 20, 2012, as amended on May 6, 2013, and January 1, 2014	S-1	333-208735	10.1	December 23, 2015

10.2†	Amended and Restated License Agreement by and between Registrant and President and Fellows of Harvard College, dated as of December 5, 2013	S-1	333-208735	10.2	December 23, 2015

10.3†	Collaborative Research, Development, Commercialization and License Agreement by and between the Registrant and Biogen Idec New Ventures Inc., dated as of December 5, 2013	S-1	333-208735	10.3	December 23, 2015

10.4†	Collaboration and License Agreement by and between the Registrant and Astellas Pharma Inc., dated as of November 4, 2014, as amended May 1, 2015.	S-1	333-208735	10.4	December 23, 2015

10.5#	2008 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-208735	10.5	December 23, 2015

10.6#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-208735	10.6	February 1, 2016

10.7	Lease by and between the Registrant and Are-Tech Square, LLC, dated March 31, 2009, as amended on April 16, 2009, March 9, 2011, and June 25, 2014	S-1	333-208735	10.7	December 23, 2015

10.8	Form of Indemnification Agreement, between the Registrant and its officers and directors	S-1	333-208735	10.8	December 23, 2015

10.9#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-208735	10.10	February 1, 2016

10.10#	Form of Offer Letter by and between the Registrant and the executive officers of the Registrant	S-1/A	333-208735	10.11	February 1, 2016

10.11#	Consulting Agreement, by and between the Registrant and Dr. Jeffery W. Kelly, dated as of August 1, 2013	S-1	333-208735	10.12	December 23, 2015

10.12	Amendment No. 2 to Collaboration and License Agreement, by and between Registrant and Astellas Pharma Inc., dated as of August 5, 2015	S-1	333-208735	10.13	December 23, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

10.13	Amendment No. 3 to Collaboration and License Agreement, by and between Registrant and Astellas Pharma Inc., dated as of December 1, 2015	S-1	333-208735	10.14	December 23, 2015

10.14#	2016 Employee Stock Purchase Plan	S-1/A	333-208735	10.15	February 1, 2016

10.15#	Non-Employee Director Compensation Policy	S-1/A	333-208735	10.16	February 1, 2016

10.16#	Consulting Agreement, by and between the Registrant and Danforth Advisors, LLC, dated as of April 15, 2015	8-K/A	001-37695	10.3	March 21, 2016

10.17	Amendment No. 4 to Collaboration and License Agreement by and between Registrant and Astellas Pharma, Inc., dated as of May 23, 2016 (effective as of January 31, 2016)	8-K	001-37695	10.1	May 27, 2016

10.18#	Consulting Agreement, by and between the Registrant and Stelios Papadopoulos, dated as of May 25, 2016	8-K	001-37695	10.2	May 27, 2016

10.19#	Employment Agreement by and between the Registrant and James M. DeTore, dated as of August 4, 2016.	8-K	001-37695	10.1	August 8, 2016

10.20	Amendment No. 5 to Collaboration and License Agreement by and between the Registrant and Astellas Pharma, Inc., dated as of July 31, 2016	10-Q	001-37695	10.9	August 15, 2016

10.21 #	Amended and Restated Employment Agreement, by and between the Registrant and Meenu Chhabra, dated October 21, 2016	10-Q	001-37695	10.2	November 10, 2016

10.22 #	Amended and Restated Employment Agreement, by and between the Registrant and Po-Shun Lee, dated October 21, 2016	10-Q	001-37695	10.3	November 10, 2016

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm				Filed herewith

24.1	Power of Attorney (included on signature page)				Furnished herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document				Filed herewith

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document				Filed herewith

†

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Represents management contract or compensation plan, contract, or agreement.