Form 10-Q
period 2017-03-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2017-05-12
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 9, 2017, there were 25,041,498 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, circumstances or numbers including actual disease prevalence rates and market size, may differ materially from the information reflected in this report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources, in some cases applying our own assumptions and analysis that may, in the future, not prove to have been accurate.

Kalydeco and Orkambi are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$15,419	$18,613
Short-term investments	54,746	66,897
Accounts receivable	710	668
Prepaids and other current assets	3,748	4,059
Total current assets	74,623	90,237
Property and equipment, net	504	541
Other assets	59	68
Restricted cash	294	294
Total assets	$75,480	$91,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,451	$2,021
Accrued expenses	4,015	4,328
Deferred revenue	2,417	2,204
Deferred rent	205	201
Total current liabilities	8,088	8,754
Deferred revenue, net of current portion	228	752
Deferred rent, net of current portion	35	87
Derivative liability	37	91
Total liabilities	8,388	9,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2017 and December 31, 2016, respectively; 25,024,042 and 25,000,734 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	239,650	238,902
Accumulated other comprehensive loss	(38)	(22)
Accumulated deficit	(172,546)	(157,450)
Total stockholders’ equity	67,092	81,456
Total liabilities and stockholders’ equity	$75,480	$91,140

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$1,021	$1,158
Operating expenses:
Research and development	13,108	6,876
General and administrative	3,170	2,301
Total operating expenses	16,278	9,177
Loss from operations	(15,257)	(8,019)
Interest income	191	—
Other income (expense), net	(30)	28
Net loss	(15,096)	(7,991)
Accruing dividends on preferred stock	—	(1,378)
Net loss attributable to common stockholders	$(15,096)	$(9,369)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.87)
Weighted average common shares outstanding—basic and diluted	25,020,337	10,766,722

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,096)	$(7,991)
Other comprehensive loss:
Unrealized loss on investments	(16)	—
Comprehensive loss	$(15,112)	$(7,991)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,096)	$(7,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	72	66
Premium on short-term investments	(100)	—
Amortization of premium on short-term investments	78	—
Non-cash rent expense	(48)	—
Prepaid rent expense	—	(42)
Stock-based compensation expense	486	308
Stock issued for consulting services	258	—
Change in fair value of derivative liability	(54)	55
Change in fair value of preferred stock warrant liability	—	(82)
Changes in operating assets and liabilities:
Accounts receivable	(42)	782
Prepaids and other current assets	311	(644)
Other assets	9	21
Accounts payable	(595)	957
Accrued expenses	(313)	(806)
Deferred revenue	(311)	(1,021)
Net cash used in operating activities	(15,345)	(8,397)
Cash flows from investing activities:
Purchases of short-term investments	(11,393)	—
Proceeds received from maturities of short-term investments	23,550
Purchases of property and equipment	(10)	(24)
Net cash provided by (used in) investing activities	12,147	(24)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	—	46,500
Proceeds from exercise of stock options	4	41
Payments of public offering costs	—	(2,157)
Net cash provided by financing activities	4	44,384
Net increase (decrease) in cash and cash equivalents	(3,194)	35,963
Cash and cash equivalents at beginning of period	18,613	13,844
Cash and cash equivalents at end of period	$15,419	$49,807
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$112,292
Issuance of common stock to settle accrued Series A preferred stock dividends	$—	$3
Issuance of common stock for partial payment of accrued bonus	$—	$62
Conversion of preferred stock warrants into common stock warrants	$—	$28
Additions to property and equipment included in accounts payable	$25	$—

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company’s initial therapeutic focus is on cystic fibrosis, which is caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidate, PTI-428, is in early clinical development, and the Company’s other drug candidates are in the clinical, preclinical development and discovery phases.

The Company has incurred losses from operations since its inception. As of March 31, 2017, the Company had an accumulated deficit of $172.5 million. During the three months ended March 31, 2017, the Company incurred a loss of $15.1 million and used $15.3 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $70.2 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, at least 12 months from the issuance date of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of March 31, 2017 and for the three months ended March 31, 2017 are unaudited. The accompanying unaudited interim financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2017. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position as of March 31, 2017 and condensed results of its operations and cash flows for the three months ended March 31, 2017 have been made. The results of operations for three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and the valuation of common stock and the derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Restricted Cash

As of March 31, 2017 and December 31, 2016, restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company’s cash equivalents consisted of money market funds.

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

The Company’s derivative liability, short-term investments and cash equivalents are carried at fair value determined according to the fair value hierarchy described above (see Note 4). The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The new standard clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. These new standards will become effective for the Company on January 1, 2018. The Company is currently evaluating the impact that the adoption of these new standards will have on its financial statements and related disclosures

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard was adopted by the Company on January 1, 2017 on a modified retrospective basis. As a result, the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of ASU 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled. This had no material impact on the condensed financial statements as of and for the three months ended March 31, 2017.

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

3.	Short Term Investments

The following table summarizes the Company’s short term investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$37,738	$—	$(27)	$37,711
U.S. treasury securities	17,046	—	(11)	17,035
	$54,784	$—	$(38)	$54,746

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$53,384	$—	$(20)	$53,364
U.S. treasury securities	13,535	—	(2)	13,533
	$66,919	$—	$(22)	$66,897

The Company did not have any realized gains or losses on its short-term investments for the three months ended March 31, 2017. There were no other-than-temporary impairments recognized for the three months ended March 31, 2017. The Company did not hold any short-term investments as of March 31, 2016 and therefore did not have any realized gains or losses or other-than-temporary impairments for the three months ended March 31, 2016.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,616	$—	$—	$11,616
Short-term investments:
U.S. government-sponsored enterprise securities	—	37,710	—	37,710
U.S. treasury securities	—	17,036	—	17,036
	$11,616	$54,746	$—	$66,362
Liabilities:
Derivative liability	$—	$—	$37	$37
	$—	$—	$37	$37

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,440	$—	$—	$15,440
Short-term investments:
U.S. government-sponsored enterprise securities	—	53,365	—	53,365
U.S. treasury securities	—	13,532	—	13,532
	$15,440	$66,897	$—	$82,337
Liabilities:
Derivative liability	$—	$—	$91	$91
	$—	$—	$91	$91

During the periods ended March 31, 2017 and December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

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

As of March 31, 2017 and December 31, 2016, the Company determined the per share common stock price available based on the closing price of its common stock on the NASDAQ Global Market as of March 31, 2017. The Company determined the expected term of the instrument to be 2.50 years as of March 31, 2017 and December 31, 2016, respectively. The Company estimated its expected stock volatility to be 73.5% and 81.1% as of March 31, 2017 and December 31, 2016, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 1.39% and 1.33% as of March 31, 2017 and December 31, 2016, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the derivative liability are summarized below (in thousands):

Derivative
Liability
Fair value at December 31, 2016	$91
Change in fair value	(54)
Fair value at March 31, 2017	$37

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid clinical, manufacturing and scientific expenses	$2,538	$1,390
Prepaid insurance expenses	538	104
Other prepaid expenses and other current assets	672	2,565
	$3,748	$4,059

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll and related expenses	$673	$1,813
Accrued research and development expenses	2,729	1,612
Accrued professional fees	613	383
Accrued other	—	520
	$4,015	$4,328

7.	Stock-Based Compensation

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

As of March 31, 2017, the total number of shares reserved under the 2016 Plan and 2008 Plan was 3,655,783 and the Company had 1,569,330 shares available for future issuance under the 2016 Plan.

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

As of March 31, 2017, the total number of shares reserved under the 2016 ESPP was 277,514 shares. During the three months ended March 31, 2017 and 2016, no shares were issued under the 2016 ESPP.

Stock Option Grants and Shares to Non-employees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of March 31, 2017, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.5 million.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$255	$84
General and administrative	489	224
	$744	$308

8.	Collaboration Agreement

Astellas

Under the Collaborative Research, Development, Commercialization and License Agreement (as further amended, the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”), entered into in November 2014, the Company recognized revenue of $1.0 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. The Company recognizes revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas Agreement totaled $2.6 million and $3.0 million as of March 31, 2017 and December 31, 2016, respectively.

Biogen

Under the now-terminated collaboration agreement we had with Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”), we recognized revenue of $0.8 million for the three months ended March 31, 2016. The Company did not have any deferred revenue under the Biogen agreement as of March 31, 2017 and December 31, 2016 and will not recognize any additional revenue under this terminated agreement in the future.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three months ended March 31, 2017 and 2016 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(15,096)	$(7,991)
Accruing dividends on preferred stock	—	(1,378)
Net loss attributable to common stockholders-basic and diluted	$(15,096)	$(9,369)
Denominator:
Weighted average number of common shares outstanding—basic	25,020,337	10,766,722
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.87)

The Company’s potential dilutive securities, which include stock options and a warrant to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

	March 31,
	2017	2016
Options to purchase common stock	2,086,453	1,655,853
Warrant for the purchase of convertible preferred stock (as converted to common stock)	—	14,800
	2,086,453	1,670,653

The warrant for the purchase of common stock was exercised in February 2016. The Company issued 4,349 shares in a net issuance transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the Securities and Exchange Commission on March 30, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied, by the forward-looking statements contained in the following discussion and analysis.

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

The approval of CFTR modulator based therapy, consisting of a potentiator and a combination of a potentiator and a corrector, has validated the clinical benefit of a small molecule pharmacological approach to improve CFTR function and has become a standard of care for eligible CF patients. These developments have spurred drug discovery and development initiatives that include a combinational approach of multiple modulators. Several companies are currently developing combined uses of three CFTR modulators whose goal is the restoration of CFTR protein activity in CF patients by using one potentiator and two corrector molecules. Correctors, such as lumacaftor or tezacaftor, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve some level of activity without repairing the actual protein mutation. Potentiators, such as ivacaftor, are believed to increase the opening time of the CFTR protein channel resulting in higher ion flow across the cell membrane.

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

Our analyses of published data by Vertex Pharmaceuticals Incorporated, or Vertex, of its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor and tezacaftor) and combinations thereof, show a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in CF patients and healthy volunteers in the first half of 2016. The Phase 1 trial in CF patients includes single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers includes SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results

We reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the Phase 1 clinical trial in healthy volunteers. The safety review committee, which includes both our representatives and those of the clinical contract research organization that we have retained to conduct our trials, did not identify any safety concerns about PTI-428 based upon reviews of adverse events, vital signs, ECGs, chemistry and hematology lab values from healthy volunteers in these cohorts. Preliminary exploratory biomarker nasal CFTR mRNA and protein data confirm target engagement. Additionally, we observed approximately a two-fold increase in CFTR mRNA and protein from nasal brushing data in healthy volunteer subjects where PTI-428 achieved a threshold concentration further confirming the biological activity of the drug in target tissue. We aim to report preliminary data, including lung function, from a 14-day MAD cohort from at least 8 CF patient subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi as their background, standard of care therapy in the second quarter of 2017. We will assess lung function, as measured by forced expiratory volume in one second, or FEV1, as well as changes in sweat chloride. Upon completion of the Phase 1 clinical trial, we plan to initiate a 28-day Phase 2 clinical trial for PTI-428, and expect data from patients stable on Orkambi in the second half of 2017. We expect patients from the 14-day MAD cohort to be eligible to enroll in this longer duration study after a wash-out period. The goal of these cohorts is to identify a dose level for the triple combination proof of concept, or POC, study described in greater detail below. We plan to conduct studies in patients on Kalydeco or in those patients who are not taking CFTR modulator therapy. We intend to expand our clinical trial for PTI-428 in Europe where we expect to devote substantial resources having received approval and favorable ranking from the Clinical Trial Network of the European Cystic Fibrosis Society, or the CTN, a patient advocacy group that reviews protocols for CF trials and provides recommendations to its member sites. Discussions with the Therapeutic Development Network, or TDN, part of the Cystic Fibrosis Foundation Therapeutics, the U.S. equivalent to the CTN, continue for the sanctioning of our PTI-428 study, however we cannot assure you the TDN will ever approve this study, or, if approved, the timing of such approval. We believe TDN endorsement is an important factor for U.S. CF centers in deciding whether to participate in a CF trial, and which trials to prioritize. TDN has deferred endorsement of PTI-428, which we believe has contributed to a delay in our trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us, which we believe has also contributed to a delay in our PTI-428 trial.

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

A Phase 1 healthy volunteer study for PTI-801 to assess its safety and PK has commenced. The Phase 1 study will also investigate PTI-801 in CF patients. We plan for this trial to run in U.S. and European sites and are working with both the TDN and CTN to review our protocol for sanctioning. Subject to favorable results from our healthy volunteer arm, we expect data from patients stable on Orkambi who have been dosed with PTI-801 for 14 days in the second half of 2017. Subject to filing and effectiveness of an IND for PTI-808, and positive results from our PTI-428 and PTI-801 programs, we aim to initiate a trial for our triple combination by the end of 2017 in CF patients homozygous for F508del who are not taking Orkambi, focusing on countries where Orkambi is not widely reimbursed or available, among others.

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

Since our inception, we have incurred significant operating losses. Our net losses were $15.1 million and $8.0 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $172.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand clinical trials for PTI-428;
•	advance our combination therapy candidates, PTI-801 and PTI-808, components of PTI-NC-733, into Phase 1 and Phase 2 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the Therapeutics Development Network of the Cystic Fibrosis Foundation and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our DRT technology platform and other product candidates, including, without limitation, back-up compounds.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. In addition, we will continue to incur additional costs associated with operating as a public company.

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

We expect that our cash, cash equivalents and short-term investments as of March 31, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. See “—Liquidity and Capital Resources”.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three months ended March 31, 2017 was derived from our collaboration agreement with Astellas, while all of our revenue during the three months ended March 31, 2016 was derived from our collaboration agreements with Astellas and Biogen.

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $1.0 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $2.6 million and $3.0 million as of March 31, 2017 and December 31, 2016, respectively.

Under the now-terminated collaboration agreement we had with Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”), we recognized revenue of $0.8 million for the three months ended March 31, 2016. We recognized revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. We did not have any deferred revenue under the agreement as of March 31, 2017 and December 31, 2016 and we will not recognize any additional revenue under this terminated agreement in the future.

We expect that any future revenue recognized under the Astellas collaboration agreement will fluctuate from quarter to quarter as a result of the uncertain timing of future milestone payments and the uncertain quantity of our research services provided from quarter to quarter. Further, subject to the terms and conditions of our collaboration agreement, our collaborator has certain unilateral rights to discontinue their participation in the research activities and, as a result, future payments to us under the agreement.

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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors and CROs in connection with our clinical trials and preclinical development activities. We do not allocate employee costs, costs associated with our platform technology and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources to manage our preclinical development activities and perform data analysis for such activities. These employees work across multiple development programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
CF	$7,235	$4,087
UPR	254	305
Unallocated expenses	5,619	2,484
Total research and development expenses	$13,108	$6,876

We expect that our expenses will increase substantially in connection with our ongoing preclinical development activities and our clinical trials. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-428 or PTI-801 for the treatment of CF or the cost associated with the development of any of our other product candidates.

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety profile with IND-enabling studies;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	the cooperation and approval we receive from third parties including clinical investigators, CROs, the TDN and CTN;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, patent, regulatory, compliance, director and officer insurance costs and director expenses, as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Interest Income. Interest income consists of interest earned on cash equivalents and short-term investments held by us during the three months ended March 31, 2017. There were no short-term investments held by us during the three months ended March 31, 2016.

Other Income (Expense), Net. Other income (expense), net primarily consists of the amortization of premium on our short-term investments and the gains or losses associated with the changes in the fair values of our derivative liability. The derivative liability relates to a cash settlement option associated with the change of control provision in our CFFT collaboration agreement, which meets the definition of a derivative. Therefore, we have classified this derivative as a liability that we remeasure to fair value at each reporting period, and we record the changes in the derivative liability as a component of other income (expense), net.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2017 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Research collaboration revenue	$1,021	$1,158	$(137)
Operating expenses:
Research and development	13,108	6,876	6,232
General and administrative	3,170	2,301	869
Total operating expenses	16,278	9,177	7,101
Loss from operations	(15,257)	(8,019)	(7,238)
Interest income	191	—	191
Other expense, net	(30)	28	(58)
Total other expenses, net	161	28	133
Net loss	$(15,096)	$(7,991)	$(7,105)

Revenue

Revenue was $1.0 million for the three months ended March 31, 2017, compared to $1.2 million for the three months ended March 31, 2016. The decrease of $0.2 million is the result of a reduction of $0.8 million of revenue recognized under the Biogen collaboration that terminated in the fourth quarter of 2016. This decrease was offset by an increase of $0.6 million of revenue recognized under the Astellas agreement which was largely driven by the timing of invoicing for reimbursable activity for the three months ended March 31, 2017. We did not receive any payment or reimbursement under the Astellas agreement during the three months ended March 31, 2016 as a result of the fourth amendment to such agreement.

Research and Development Expenses

Research and development expenses were $13.1 million for the three months ended March 31, 2017, compared to $6.9 million for the three months ended March 31, 2016. The increase of $6.2 million was primarily due to an increase of $3.1 million related to activities supporting the continued advancement of our Phase 1 clinical trials of PTI-428 and preclinical activities and early clinical trial costs supporting the advancement of PTI-801, PTI-808 and our combination solution, PTI-NC-733. Consulting fees associated with our preclinical activities and clinical trials increased by $0.9 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Additionally, there was an increase of $1.4 million in personnel-related costs, including $0.2 million in employee stock-based compensation expense, primarily driven by an overall increase in headcount to support the development of our internal pipeline.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended March 31, 2017, compared to $2.3 million for the three months ended March 31, 2016. The increase of $0.9 million in general and administrative expenses was primarily due to an increase of $0.6 million in personnel-related costs, including an increase of $0.3 million in non-employee stock-based compensation expense, primarily due to the effects of hiring additional full-time employees to support operations. Additionally, there was an increase of $0.4 million in professional fees, which is primarily the result of increased expenses related to consulting services provided during the three months ended March 31, 2017 to support our operating as a public company. These increases were offset by a decrease of $0.1 million in facility related costs.

Interest Income

We recorded interest income for the three months ended March 31, 2017 of $0.2 million as compared to no interest income for the three months ended March 31, 2016. The increase was primarily due to interest earned on short-term investments held during the three months ended March 31, 2017. There were no short-term investments outstanding during the three months ended March 31, 2016.

Other Income (Expense), Net

We recorded less than $0.1 million of other expense for the three months ended March 31, 2017 compared to less than $0.1 million of other income for the three months ended March 31, 2016.

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

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $70.2 million. We expect that our cash, cash equivalents and short-term investments as of March 31, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be able successful in obtaining such additional financing on terms acceptable to us, if at all. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(15,345)	$(8,397)
Cash provided by (used in) investing activities	12,147	(24)
Cash provided by financing activities	4	44,384
Net increase (decrease) in cash and cash equivalents	$(3,194)	$35,963

Operating Activities. Net cash used in operating activities was $15.3 million during the three months ended March 31, 2017, primarily driven by our net loss of $15.1 million and changes in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $0.7 million. Our net loss was primarily attributed to an increase of $6.2 million in research and development activities associated with the advancement of our preclinical studies and clinical trials and an increase of $0.9 million in general and administrative expenses.

During the three months ended March 31, 2016, operating activities used $8.4 million of cash, primarily resulting from our net loss of $8.0 million and cash used by changes in our operating assets and liabilities of $0.7 million, partially offset by net non-cash charges of $0.3 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited collaboration revenue in the period.

Investing Activities. During the three months ended March 31, 2017, net cash provided by investing activities was $12.1 million, primarily consisting of proceeds received from maturities of short-term investments and offset by additional purchases of short-term investments.

During the three months ended March 31, 2016, we used less than $0.1 million of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2017, net cash provided by financing activities was less than $0.1 million, primarily resulting from the exercise of stock options.

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

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced product candidates, including PTI-428 and PTI-801;
•	seek the support and approval from our collaboration partners, the TDN and other interested parties;
•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval;
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

Until such time, if ever, as we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2017 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$1,573	$1,348	$225	$—	$—
Consulting agreement (2)	1,890	840	1,050	—	—
Total	$3,463	$2,188	$1,275	$—	$—

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018.
(2)

In May 2016, we entered into an agreement with Dr. Stelios Papadopoulos to provide consulting and advisory services as and when requested. We will pay a quarterly retainer of $0.2 million to Dr. Papadopoulos over a three-year term for a total of $2.5 million. The quarterly retainer may be settled in cash, common stock of the Company or a combination thereof, at our discretion.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Fluctuation Risk

Our cash, cash equivalents and short-term investments as of March 31, 2017, consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Item 4.	Management’s Evaluation of our Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Vice President of Finance, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2017, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 30, 2017. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: May 12, 2017	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Brett Hagen
Brett Hagen
Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Registrant.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Registrant.	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant.	S-1	333-208735	4.3	December 23, 2015

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

#	Represents management contract or compensation plan, contract, or agreement.