Form 10-Q
period 2017-06-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2017-08-04
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 25,101,895 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

•	anticipated regulatory developments in the United States and foreign countries;
•	anticipated developments with respect to, and the commercial availability of, CFTR modulators with which PTI-428 is intended to be administered, including Vertex’s ivacaftor and lumacaftor;
•	our plans to develop and commercialize PTI-428, PTI-801, PTI-808 and our combination solutions, including PTI-NC-733, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for PTI-428, PTI-801, PTI-808 and our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of PTI-428, PTI-801, PTI-808 and our combination solutions for any indication;
•	our ability to obtain additional financing;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco® and Orkambi® are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23,923	$18,613
Short-term investments	33,772	66,897
Restricted cash	294	—
Accounts receivable	730	668
Prepaids and other current assets	2,767	4,059
Total current assets	61,486	90,237
Property and equipment, net	522	541
Other assets	50	68
Restricted cash, net of current portion	—	294
Total assets	$62,058	$91,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,321	$2,021
Accrued expenses	6,145	4,328
Deferred revenue	2,227	2,204
Deferred rent	191	201
Total current liabilities	10,884	8,754
Deferred revenue, net of current portion	—	752
Deferred rent, net of current portion	—	87
Derivative liability	18	91
Total liabilities	10,902	9,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 25,049,250 and 25,000,734 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	240,661	238,902
Accumulated other comprehensive loss	(27)	(22)
Accumulated deficit	(189,504)	(157,450)
Total stockholders’ equity	51,156	81,456
Total liabilities and stockholders’ equity	$62,058	$91,140

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,147	$1,451	$2,168	$2,609
Operating expenses:
Research and development	15,370	7,404	28,478	14,280
General and administrative	2,902	3,115	6,072	5,416
Total operating expenses	18,272	10,519	34,550	19,696
Loss from operations	(17,125)	(9,068)	(32,382)	(17,087)
Interest income	169	20	360	20
Other income (expense), net	(2)	(5)	(32)	23
Net loss	(16,958)	(9,053)	(32,054)	(17,044)
Accruing dividends on preferred stock	—	—	—	(1,378)
Net loss attributable to common stockholders	$(16,958)	$(9,053)	$(32,054)	$(18,422)
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(0.47)	$(1.28)	$(1.23)
Weighted average common shares outstanding—basic and diluted	25,040,131	19,139,183	25,030,291	14,953,022

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(16,958)	$(9,053)	$(32,054)	$(17,044)
Other comprehensive loss:
Unrealized gain (loss) on investments	11	—	(5)	—
Comprehensive loss	$(16,947)	$(9,053)	$(32,059)	$(17,044)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,054)	$(17,044)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	136	142
Premium on short-term investments	(100)	—
Amortization of premium on short-term investments	137	—
Non-cash rent expense	(97)	(87)
Stock-based compensation expense	1,353	805
Stock issued for consulting services	382	—
Change in fair value of derivative liability	(73)	89
Change in fair value of preferred stock warrant liability	—	(82)
Gain on disposal of property and equipment	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(62)	778
Prepaids and other current assets	1,292	(939)
Other assets	18	42
Accounts payable	289	1,491
Accrued expenses	1,817	1,079
Deferred revenue	(729)	(1,472)
Net cash used in operating activities	(27,691)	(15,211)
Cash flows from investing activities:
Purchases of short-term investments	(18,730)	—
Proceeds received from maturities of short-term investments	51,813	—
Purchases of property and equipment	(106)	(32)
Proceeds received from disposal of property and equipment	—	13
Net cash provided by (used in) investing activities	32,977	(19)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	—	46,500
Proceeds from exercise of stock options	24	43
Payments of public offering costs	—	(2,515)
Net cash provided by financing activities	24	44,028
Net increase in cash and cash equivalents	5,310	28,798
Cash and cash equivalents at beginning of period	18,613	13,844
Cash and cash equivalents at end of period	$23,923	$42,642
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$112,292
Issuance of common stock to settle accrued Series A preferred stock dividends	$—	$3
Issuance of common stock for partial payment of accrued bonus	$—	$62
Conversion of preferred stock warrants into common stock warrants	$—	$28
Additions to property and equipment included in accounts payable	$11	$—

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company’s initial therapeutic focus is on cystic fibrosis, which is caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidates, PTI-428 and PTI-801, are in early clinical development, and the Company’s other drug candidates are in the early clinical, preclinical development and discovery phases.

As of December 31, 2016, the Company adopted the provisions of Financial Statement Account Standards Board (FASB) Accounting Standard Codification (ASC) Topic 205-40, Presentation of Financial Statements – Going Concern (ASC 205-40), which requires management to assess the Company’s ability to continue as a going concern for twelve months after the date of the financial statements are issued. This standard requires management to 1) identify and disclose if there are initial conditions indicating substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of the financial statements, 2) disclose the principal conditions that gave rise to substantial doubt, 3) disclose management’s evaluation of the significance of those conditions in relation to the Company’s ability to meet its obligations and 4) disclose management’s plans that are intended to mitigate the adverse conditions.  In accordance with the accounting standard, when considering management’s plans to mitigate the conditions giving rise to substantial doubt, management can only consider those plans which are probable to be successfully implemented.

The Company has incurred losses from operations since its inception. As of June 30, 2017, the Company had an accumulated deficit of $189.5 million. During the three and six months ended June 30, 2017, the Company incurred losses of $17.0 million and $32.1 million and during the six months ended June 30, 2017 the Company used $27.7 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $57.7 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, through the second quarter of 2018. As of June 30, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these condensed financial statements.  These indicators are the Company’s accumulated deficit and the forecasted cash expenditures. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The ability to reduce spending at a level that mitigates the factors described above, is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next twelve months.

Thus, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date these condensed financial statements are issued.  While management has plans in place to mitigate these actions, they are not considered probable, as defined in the accounting standards, and a failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects.

The condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 are unaudited. The accompanying unaudited interim financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2017. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position as of June 30, 2017 and condensed results of its operations and cash flows for the three and six months ended June 30, 2017 have been made. The results of operations for three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

Restricted Cash

As of June 30, 2017 and December 31, 2016, restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted of money market funds and U.S. government-sponsored enterprise securities.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard was adopted by the Company on January 1, 2017 on a modified retrospective basis. As a result, the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of ASU 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled. This had no material impact on the condensed financial statements as of and for the three and six months ended June 30, 2017.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Short Term Investments

The following table summarizes the Company’s short term investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$20,784	$—	$(17)	$20,767
U.S. treasury securities	13,015	—	(10)	13,005
	$33,799	$—	$(27)	$33,772

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$53,384	$—	$(20)	$53,364
U.S. treasury securities	13,535	—	(2)	13,533
	$66,919	$—	$(22)	$66,897

The Company did not have any realized gains or losses on its short-term investments for the three and six months ended June 30, 2017. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2017. The Company did not hold any short-term investments as of June 30, 2016, and therefore did not have any realized gains or losses or other-than-temporary impairments for the three and six months ended June 30, 2016.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,009	$—	$—	$20,009
U.S. government-sponsored enterprise securities	—	1,999	—	1,999
Short-term investments:
U.S. government-sponsored enterprise securities	—	20,767	—	20,767
U.S. treasury securities	—	13,005	—	13,005
	$20,009	$35,771	$—	$55,780
Liabilities:
Derivative liability	$—	$—	$18	$18
	$—	$—	$18	$18

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,440	$—	$—	$15,440
Short-term investments:
U.S. government-sponsored enterprise securities	—	53,365	—	53,365
U.S. treasury securities	—	13,532	—	13,532
	$15,440	$66,897	$—	$82,337
Liabilities:
Derivative liability	$—	$—	$91	$91
	$—	$—	$91	$91

During the periods ended June 30, 2017 and December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

Derivative Liability

The derivative liability relates to a cash settlement option associated with the change of control provision in our Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) agreement, which meets the definition of a derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments.

As of June 30, 2017 and December 31, 2016, the Company determined the per share common stock price available based on the closing price of its common stock on the NASDAQ Global Market as of June 30, 2017. The Company determined the expected term of the instrument to be 2.50 years as of June 30, 2017 and December 31, 2016, respectively. The Company estimated its expected stock volatility to be 80.0% and 81.1% as of June 30, 2017 and December 31, 2016, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 1.47% and 1.33% as of June 30, 2017 and December 31, 2016, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the derivative liability are summarized below (in thousands):

Derivative
Liability
Fair value at December 31, 2016	$91
Change in fair value	(73)
Fair value at June 30, 2017	$18

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid clinical, manufacturing and scientific expenses	$1,720	$1,390
Prepaid insurance expenses	379	104
Other prepaid expenses and other current assets	668	2,565
	$2,767	$4,059

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll and related expenses	$1,322	$1,813
Accrued research and development expenses	4,428	1,612
Accrued professional fees	291	383
Accrued other	104	520
	$6,145	$4,328

7.	Stock-Based Compensation

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

As of June 30, 2017, the total number of shares reserved under the 2016 Plan and 2008 Plan was 3,630,575 and the Company had 1,040,017 shares available for future issuance under the 2016 Plan.

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

As of June 30, 2017, the total number of shares reserved under the 2016 ESPP was 277,514 shares. The Company recognized less than $0.1 million of stock-based compensation during each of the three and six month periods ended June 30, 2017.

Stock Option Grants and Shares to Non-employees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of June 30, 2017, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.3 million.

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a non-employee for consulting services, was classified in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$403	$148	$658	$232
General and administrative	588	349	1,077	573
	$991	$497	$1,735	$805

8.	Collaboration Agreement

Astellas

Under the Collaborative Research, Development, Commercialization and License Agreement (as further amended, the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”), entered into in November 2014, the Company recognized revenue of $1.1 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. The Company recognizes revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas Agreement totaled $2.2 million and $3.0 million as of June 30, 2017 and December 31, 2016, respectively.

Biogen

Under the now-terminated collaboration agreement between the Company and Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”), the Company recognized revenue of $0.7 million and $1.4 million for the three and six months ended June 30, 2016. The Company did not have any deferred revenue under the Biogen agreement as of June 30, 2017 and December 31, 2016 and will not recognize any additional revenue under this terminated agreement in the future.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three and six months ended June 30, 2017 and 2016 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(16,958)	$(9,053)	$(32,054)	$(17,044)
Accruing dividends on preferred stock	—	—	—	(1,378)
Net loss attributable to common stockholders-basic and diluted	$(16,958)	$(9,053)	$(32,054)	$(18,422)
Denominator:
Weighted average number of common shares outstanding—basic	25,040,131	19,139,183	25,030,291	14,953,022
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(0.47)	$(1.28)	$(1.23)

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

	June 30,
	2017	2016
Options to purchase common stock	2,590,558	1,751,524
Warrant for the purchase of convertible preferred stock (as converted to common stock)	—	14,800
	2,590,558	1,766,324

The warrant for the purchase of common stock was exercised in February 2016. The Company issued 4,349 shares in a net issuance transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the Securities and Exchange Commission on March 30, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. Leveraging our unique and comprehensive expertise of the proteostasis network, we have developed the Disease Relevant Translation, or DRT, technology platform, a validated drug screening approach for identifying highly translatable therapeutics based on predictive and functionally pertinent phenotypic assays and disease relevant models. Using this proprietary platform, we identified a new class of small molecules, which we call amplifiers, that modulate proteins in the proteostasis network. Our initial therapeutic focus is cystic fibrosis, or CF, which is caused by defects in the cystic fibrosis transmembrane conductance regulator, or CFTR, protein and insufficient CFTR protein function. We continue to grow our CF focused pipeline with novel CFTR modulators including correctors, potentiators, read-through agents and amplifiers. We have exploited the novel mechanism of action of the amplifiers as a drug screening tool in our DRT platform and have identified correctors and potentiators to be developed as part of a combination therapy. Namely, we are in early clinical development for PTI-801, a corrector, and PTI-808, a potentiator. We are developing and, if approved, intend to commercialize our own triple combination therapy to be indicated for CF patients who have at least one F508del mutation representing the majority of the patient population.

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

Our analyses of published data by Vertex Pharmaceuticals Incorporated, or Vertex, of its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor and tezacaftor) and combinations thereof, show a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in CF subjects and healthy volunteers in the first half of 2016. The Phase 1 trial in CF subjects includes single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers includes SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results.

We reported preliminary safety and pharmacokinetic (PK) data from MAD cohorts in the PTI-428 Phase 1 clinical trial in CF subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi® as their background, standard of care therapy, as well as a cohort with CF subjects receiving PTI-428 or placebo for 7 days who are not taking CFTR modulator based therapies. The primary endpoints of the study – safety, tolerability and PK – were met.  In the Phase 1 portion of the PTI-428 study, 11 subjects in the Orkambi® cohort and eight in the PTI-428 monotherapy cohort were enrolled, with each group enrolling 2 placebo subjects.  PTI-428 was generally well tolerated.  All adverse events (AEs) were mild or moderate and none occurred in more than one subject.  There were no hematology-related adverse events and no serious adverse events (SAEs) reported.  Safety endpoints evaluated included lung function as measured by forced expiratory volume in one second (FEV1), although the study was not designed to show a statistically significant difference.  In the subjects who received PTI-428 in addition to their background Orkambi®, there was no significant improvement of FEV1 compared to placebo, although there was a numerical increase in FEV1 at day 7.  Measurements of sweat chloride and mRNA in nasal mucosa were used as exploratory biomarkers but the changes were not significant nor correlated with lung function changes.  Preliminary data confirmed the PTI-428 PK profile to be comparable to that achieved in healthy volunteers and showed a lack of impact on Orkambi® exposure levels.

We have initiated a 28-day Phase 2 clinical trial for PTI-428, which has already enrolled CF patients to receive PTI-428 or placebo for 28 days in addition to Orkambi® as their background therapy and we expect preliminary data in the fourth quarter of 2017. We have also initiated and commenced dosing for a study of patients on Kalydeco® who will be dosed with PTI-428 or placebo for 14 days and currently intend to report preliminary data in the second half of 2017.

We are expanding our clinical trial for PTI-428 in Europe following receipt of approval and favorable ranking from the Clinical Trial Network of the European Cystic Fibrosis Society, or the CTN, a patient advocacy group that reviews protocols for CF trials and provides recommendations to its member sites. Discussions with the Therapeutic Development Network, or TDN, part of the Cystic Fibrosis Foundation Therapeutics, the U.S. equivalent to the CTN, continue for the sanctioning of our PTI-428 study, which was previously deferred, however we cannot assure you the TDN will ever approve this study, or, if approved, the timing of such approval. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us, which we believe has also contributed to a delay in our PTI-428 trial.

We have submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active. The protocol for this trial has been sanctioned and favorably-ranked by both the TDN and CTN. We have completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and are now eligible to begin screening and enrolling CF subjects on background Orkambi®. We expect initial data from CF subjects on background Orkambi® who have been dosed with PTI-801 or placebo for 14 days in the fourth quarter of 2017.  A total of 52 healthy volunteers have participated and completed the healthy volunteer portion of the study.  All AEs in the healthy volunteer portion of the study that have been reported to date were of mild or moderate intensity.  No AEs were reported in more than one subject and no SAEs were reported.  PTI-801 was found to be generally well tolerated. Preliminary PK assessments indicated that PTI-801 was well absorbed following single and multiple oral administrations, and suggest that it could be suitable for once daily dosing. In vitro studies have shown that the addition of PTI-801 to either a lumacaftor/ivacaftor or tezacaftor/ivacaftor combination increased the effect of both combinations by approximately three-fold in patient-derived HBE cells homozygous for F508del.

We have also submitted an IND for PTI-808, a potentiator molecule, to the FDA, in the second quarter of 2017 which is now active. The healthy volunteer cohorts of our PTI-808 protocol to assess safety and PK are initiating. PTI-801 and PTI-808 are drug development candidates which, when combined with PTI-428, are active components of our PTI-NC-733 triple combination product candidate. We intend to initiate dose range finding, or DRF, studies with PTI-808 at the end of 2017. The DRF study with PTI-808 is also intended to be considered a study for the triple combination.

Accordingly, subject to positive results from our PTI-428, PTI-801 and PTI-808 programs, and our healthy volunteer cohorts for our triple combination, we aim to initiate a trial for our triple combination by the end of 2017 in CF patients homozygous for F508del who are not taking Orkambi®, focusing on countries where Orkambi® is not widely reimbursed or available, among others.

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

Since our inception, we have incurred significant operating losses. Our net losses were $17.0 million and $9.1 million for the three months ended June 30, 2017 and 2016, respectively, and $32.1 million and $17.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $189.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand clinical trials for PTI-428, PTI-801 and PTI-808;
•	advance our combination therapy candidate components (known collectively as PTI-NC-733), into a triple combination trial;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the Therapeutics Development Network of the Cystic Fibrosis Foundation and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our DRT technology platform and other product candidates, including, without limitation, back-up compounds.

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

We expect that our cash, cash equivalents and short-term investments as of June 30, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. See “—Liquidity and Capital Resources”.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three and six months ended June 30, 2017 was derived from our collaboration agreement with Astellas, while all of our revenue during the three and six months ended June 30, 2016 was derived from our collaboration agreement with Astellas and our now-terminated collaboration agreement with Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”).

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $1.1 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $1.2 million of for the six months ended June 30, 2017 and 2016. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $2.2 million and $3.0 million as of June 30, 2017 and December 31, 2016, respectively.

Under the now-terminated collaboration agreement we had with Biogen, we recognized revenue of $0.7 million for the three months ended June 30, 2016 and $1.4 million for the six months ended June 30, 2016. We recognized revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. We did not have any deferred revenue under the agreement as of June 30, 2017 and December 31, 2016 and we will not recognize any additional revenue under this terminated agreement in the future.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
CF	$10,139	$3,860	$17,374	$7,947
UPR	336	339	590	644
Unallocated expenses	4,895	3,205	10,514	5,689
Total research and development expenses	$15,370	$7,404	$28,478	$14,280

We expect that our expenses will increase substantially in connection with our ongoing clinical trials and preclinical development activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-428, PTI-801 or PTI-808 for the treatment of CF or the cost associated with the development of any of our other product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs and director expenses, as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Interest Income. Interest income consists of interest earned on cash equivalents and short-term investments held by us during the three and six months ended June 30, 2017 and 2016. There were no short-term investments held by us during the three and six months ended June 30, 2016.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2017 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Research collaboration revenue	$1,147	$1,451	$(304)
Operating expenses:
Research and development	15,370	7,404	7,966
General and administrative	2,902	3,115	(213)
Total operating expenses	18,272	10,519	7,753
Loss from operations	(17,125)	(9,068)	(8,057)
Interest income	169	20	149
Other expense, net	(2)	(5)	3
Total other expenses, net	167	15	152
Net loss	$(16,958)	$(9,053)	$(7,905)

Revenue

Revenue was $1.1 million for the three months ended June 30, 2017, compared to $1.4 million for the three months ended June 30, 2016. The decrease of $0.3 million is the result of a reduction of $0.7 million of revenue recognized under the Biogen collaboration that terminated in the fourth quarter of 2016. This decrease was partially offset by an increase of $0.4 million of revenue recognized under the Astellas agreement in the three months ended June 30, 2017, which is primarily a result of payments under the agreement being recognized as revenue over the research term, with a cumulative catch-up for the elapsed portion of the research term.

Research and Development Expenses

Research and development expenses were $15.4 million for the three months ended June 30, 2017, compared to $7.4 million for the three months ended June 30, 2016. The increase of $8.0 million was primarily due to an increase of $6.2 million in activities supporting our CF program related to the continued advancement of our Phase 1 clinical trials of PTI-428 and PTI-801 along with preclinical activities and early clinical trial costs supporting the advancement of PTI-808 and our combination solution, PTI-NC-733. Additionally, there was an increase of $1.5 million in personnel-related costs during the three months ended June 30, 2017 as compared to June 30, 2016, including $0.3 million in employee stock-based compensation expense, primarily driven by an overall increase in headcount to support the development of our internal product pipeline.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended June 30, 2017, compared to $3.1 million for the three months ended June 30, 2016. The decrease of $0.2 million in general and administrative expenses was primarily due to a decrease of $0.8 million in professional fees, partially offset by an increase of $0.6 million in personnel-related costs. During the three months ended June 30, 2016 we incurred additional professional fees primarily associated with operating as a newly public company and related first-time SEC filings, such as legal, accounting and audit fees, that we did not incur during the three months ended June 30, 2017. The increase in personnel-related costs of $0.6 million, including an increase of $0.1 million in both employee and non-employee stock-based compensation, is primarily due to the hiring of additional full-time employees to support operations.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2017 as compared to less than $0.1 million for the three months ended June 30, 2016. The increase was primarily due to interest earned on short-term investments held during the three months ended June 30, 2017. There were no short-term investments outstanding during the three months ended June 30, 2016.

Other Income (Expense), Net

Other expenses were less than $0.1 million for the three months ended June 30, 2017 and 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Research collaboration revenue	$2,168	$2,609	$(441)
Operating expenses:
Research and development	28,478	14,280	14,198
General and administrative	6,072	5,416	656
Total operating expenses	34,550	19,696	14,854
Loss from operations	(32,382)	(17,087)	(15,295)
Interest income	360	20	340
Other income (expense), net	(32)	23	(55)
Total other expenses, net	328	43	285
Net loss	$(32,054)	$(17,044)	$(15,010)

Revenue

Revenue was $2.2 million for the six months ended June 30, 2017, compared to $2.6 million for the three months ended June 30, 2016. The decrease of $0.4 million is the result of a reduction of $1.4 million of revenue recognized under the Biogen collaboration that terminated in the fourth quarter of 2016. This decrease was partially offset by an increase of $1.0 million of revenue recognized under the Astellas agreement. Payments under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

Research and Development Expenses

Research and development expenses were $28.5 million for the six months ended June 30, 2017, compared to $14.3 million for the six months ended June 30, 2016. The increase of $14.2 million was primarily due to an increase of $9.5 million in activities supporting our CF program, primarily related to the continued advancement of our Phase 1 clinical trials of PTI-428 and PTI-801, along with the preclinical activities and early clinical trial costs supporting the advancement of PTI-808 and our combination solution, PTI-NC-733. Additionally, there was an increase of $2.9 million in personnel-related costs, including $0.4 million in employee stock-based compensation expense, primarily driven by an overall increase in headcount to support the development of our internal product pipeline.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the six months ended June 30, 2017, compared to $5.4 million for the six months ended June 30, 2016. The increase of $0.7 million in general and administrative expenses was primarily due to an increase of $1.2 million in personnel-related costs, including an increase of $0.1 million in employee stock-based compensation expense and $0.4 million in non-employee stock-based compensation expense, primarily due to the hiring of additional full-time employees to support operations. The increase in personnel-related costs was partially offset by a decrease of $0.4 million in professional fees during the six months ended June 30, 2017, which is primarily the result of a decrease in expenses associated with operating as a newly public company and related first-time SEC filings that occurred during the first six months of 2016.

Interest Income

Interest income was $0.4 million for the six months ended June 30, 2017 as compared to less than $0.1 million of interest income for the six months ended June 30, 2016. The increase was primarily due to interest earned on short-term investments held during the six months ended June 30, 2017. There were no short-term investments outstanding during the six months ended June 30, 2016.

Other Income (Expense), Net

Other expenses were less than $0.1 million for the six months ended June 30, 2017 as compared to less than $0.1 million of other income for the six months ended June 30, 2016.

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

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $57.7 million. We expect that our cash, cash equivalents and short-term investments as of June 30, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. As of June 30, 2017, we have further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these condensed financial statements. These indicators are our accumulated deficit and the forecasted cash expenditures. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, our management may not consider the potential for future capital raises in their assessment of our ability to meet its obligations for the next twelve months.

The ability to reduce spending at a level that mitigates the factors described above, is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which we may extend our funds through these actions may not be considered in our management’s assessment of our ability to continue as a going concern for the next twelve months. In accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about our ability to continue as a going concern for twelve months from the date these condensed financial statements are issued. While we have plans in place to mitigate these actions, they are not considered probable, as defined in the accounting standards, and a failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects.

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(27,691)	$(15,211)
Cash provided by (used in) investing activities	32,977	(19)
Cash provided by financing activities	24	44,028
Net increase in cash and cash equivalents	$5,310	$28,798

Operating Activities. Net cash used in operating activities was $27.7 million during the six months ended June 30, 2017, primarily driven by our net loss of $32.1 million, partially offset by changes in our operating assets and liabilities of $2.6 million and non-cash charges of $1.7 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials.

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

Investing Activities. During the six months ended June 30, 2017, net cash provided by investing activities was $33.0 million, primarily consisting of proceeds received from maturities of short-term investments and offset by additional purchases of short-term investments.

During the six months ended June 30, 2016, we used less than $0.1 million of cash in investing activities, consisting of purchases of property and equipment and offset by proceeds received for sales of property and equipment.

Financing Activities. During the six months ended June 30, 2017, net cash provided by financing activities was less than $0.1 million, primarily resulting from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2017 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$1,239	$1,239	$—	$—	$—
Consulting agreement (2)	1,680	840	840	—	—
Total	$2,919	$2,079	$840	$—	$—

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018.
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

Interest Rate Fluctuation Risk

Our cash, cash equivalents and short-term investments as of June 30, 2017, consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Item 4.	Management’s Evaluation of our Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2017, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information in this Quarterly Report on Form 10-Q, or this report, including our financial statements and related notes, before investing in our common stock. Any of the risks we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Statements” in this report.

Risks Relating to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug development company focused primarily on developing our lead product candidates, PTI-428 and PTI-801, for the treatment of CF, as well as our other product candidates for CF, including PTI-808, as part of our PTI-NC-733 triple combination. We have incurred significant net losses in each year since our inception, including net losses of $15.8 million, $25.0 million and $37.2 million for the years ended December 31, 2014, 2015 and 2016, respectively, and $32.1 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $189.5 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the clinical development of our lead product candidates, PTI-428 and PTI-801, and product candidate, PTI-808, for the treatment of CF;
•	seek to obtain regulatory approvals for PTI-428, PTI-801, PTI-808 (as part of our PTI-NC-733 triple combination) and our other product candidates;
•

seek cooperation and support from third parties, including clinical investigators, industry experts, therapeutic development networks of patient advocacy groups and clinical research organizations, as we enroll patients in our clinical trials;

•	conduct our ongoing clinical trials and prepare for additional clinical trials and potential commercialization of PTI-428, PTI-801 and our other product candidates;
•

scale up contracted manufacturing processes and quantities to conduct our ongoing clinical trials and prepare for additional clinical trials and the commercialization of PTI-428, PTI-801 and our other product candidates for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-428, PTI-801 and our other product candidates for any indications for which we may receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of PTI-428, PTI-801 and our other product candidates for any indications for which we may receive regulatory approval;
•	advance our combination therapy, PTI-NC-733, as a treatment for CF into clinical trials;

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate or candidates. Our several development programs are currently focused on demonstrating their respective clinical benefit for CF patients. If either PTI-428 or PTI-801 is approved, it may be approved for co-administration with ivacaftor and lumacaftor. We do not anticipate generating revenues from sales of PTI-428, PTI-801 or any product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•

Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor, the reimbursement of their cost to CF patients by insurers and their overall success in the market;

•

the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor that we desire to test for administration with PTI-428, PTI-801 and/or our other product candidates;

•

obtaining favorable results for and advancing the development of PTI-428, PTI-801 and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

•	obtaining regulatory approval in the United States of PTI-428, PTI-801 and our other product candidates for CF and equivalent foreign regulatory approvals;
•	launching and commercializing PTI-428, PTI-801 and our other product candidates, including building a production infrastructure and a sales force, and collaborating with third parties;
•	achieving broad market acceptance of PTI-428, PTI-801 and our other product candidates in the medical community and with third-party payors; and
•

generating and advancing through clinical development, a pipeline of product candidates in addition to PTI-428 and PTI-801, such as PTI-808 (as part of our PTI-NC-733 triple combination), and next-generation CFTR modulators.

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

We will require additional capital to fund our operations, including if our operating plan changes. If we fail to obtain additional capital, we would be forced to delay, reduce or eliminate one or more of our product research and development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms our rights to technologies or product candidates.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $57.7 million as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. As of June 30, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of the financial statements in this Quarterly Report on Form 10-Q. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of our ability to meet our obligations for the next twelve months.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Thus, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about our ability to continue as a going concern for twelve months from the date the financial statements in this Quarterly Report on Form 10-Q are issued.

In addition, should our operating plan change, we will be required to reassess our operating capital needs and there can be no assurance that we will have the cash resources to fund any changed operating plan or that additional funding will be available on terms acceptable to us, or at all. Changing circumstances including those beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us or we may choose to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds to support our ongoing programs for PTI-428, PTI-801 and PTI-808, and other clinical candidates, through regulatory approval and commercialization, or if we need to obtain regulatory approval for PTI-428 or PTI-801 for administration with drugs other than ivacaftor and lumacaftor.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including PTI-428 and PTI-801. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•

significantly delay, scale back or discontinue the research, development or commercialization of our product candidates, including PTI-428, PTI-801 and PTI-808, and our other research or pre-clinical activities;

•

seek corporate partners for PTI-428, PTI-801 or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing our development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates. In addition, if we are unable to raise capital, we will also need to implement cost reductions, and any failure to effectively do so will harm our business, results of operations and future prospects.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We were formed and began operations in December 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We are currently in preclinical development for PTI-NC-733 (PTI-428, PTI-801 and PTI-808) and clinical development for PTI-428, PTI-801 and PTI-808. We have not obtained regulatory approval for any of our product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, more experience with clinical development or approved products on the market.

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

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

We depend substantially on the success of our lead product candidate, PTI-428, which is currently in early clinical development and is a new class of CFTR modulator. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-428.

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in early clinical development. We initiated our first Phase 1 clinical trial for PTI-428 in CF patients and another in healthy volunteers in the first half of 2016 and have only recently begun a Phase 2 clinical trial in CF patients. PTI-801 is at an even earlier stage, as we have completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and are now moving to the CF portion of this study. PTI-808, our only other product candidate in clinical development, has recently initiated a Phase 1 clinical trial in healthy volunteers.

Our business depends substantially on the successful clinical development, regulatory approval and commercialization of PTI-428, a new class of CFTR modulator known as amplifier, and it will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-428 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-428 or any of our other product candidates will be successfully developed or commercialized.

We also depend on the success of our product candidate PTI-801, which is currently in early clinical development. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-801.

For PTI-801, we have completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and are now moving to the CF portion of this study.

Our business depends on the successful clinical development, regulatory approval and commercialization of PTI-801, a class of CFTR modulator known as a corrector, and it will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-801 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-801 or any of our other product candidates will be successfully developed or commercialized.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for PTI-428, PTI-801 or our other product candidates, our business will be substantially harmed.

We are not permitted to market PTI-428, PTI-801 or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of an NDA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulatory authorities may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials or cohorts or run cohorts sequentially, all of which could delay our trial completion timelines;
•	the FDA or the EMA may not approve the formulation, labeling or specifications of PTI-428, PTI-801 or our other product candidates;
•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that PTI-428, PTI-801 and/or our other product candidates’ clinical and other benefits outweigh their safety or other risks, including, without limitation, the potential for drug-drug interaction;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market PTI-428, PTI-801 or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

Our lead product candidate, PTI-428, and our PTI-801 candidate, are designed to be administered with other CF therapies. Developing product candidates for administration with other therapies may lead to unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label. Such other therapies could also be removed from or supplanted in the market and result in significant negative consequences.

We are studying our lead product candidate PTI-428, and our PTI-801 candidate, in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We anticipate that if one or more of our product candidates is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may be supplanted in the market by newer, safer and/or more efficacious products or combinations of products. For example, we are testing or intend to test PTI-428 and PTI-801 in clinical trials where we provide our investigational product to CF patients stable on background therapy of ivacaftor and lumacaftor.  The manufacturer of this background therapy is conducting testing of ivacaftor and tezacaftor, among other combinations, any of which, if approved, could supplant the existing therapy. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-428 and PTI-801 as a combination therapy administered with ivacaftor and lumacaftor regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve either of these combination therapies and we may be forced to delay or terminate the development of either or both of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for either of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Currently, some jurisdictions outside of the United States do not provide reimbursement for all or some of the standard of care therapies included in our combination therapies. Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including PTI-428 and PTI-801, including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, advance our product candidates in the clinic, submit an NDA (or foreign equivalent) for any of our product candidates for U.S. or foreign marketing approval, derive revenue and continue our business.

Successful completion of the clinical trials for PTI-428, PTI-801 and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428, PTI-801 and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Expansion of our trials into Europe and other ex-U.S. jurisdictions will require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation’s Therapeutic Branch, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe has contributed to a delay in our trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us, which we believe has also contributed to a delay in our trial.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts; this competition may intensify following the recent clinical data announcements from three triple combination trials from Vertex. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

•

challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical sites (including, without limitation, if U.S. trial sites include international subjects coming to the U.S. on a visa), eligibility criteria for the clinical trial, the nature of the clinical trial protocol (including, without limitation, patient factors such as the time commitment involved in the required number of trial-related visits and procedures and the inability to take certain existing therapies during the trial), risks included in the signed informed consent and any new or amended consents required by each study participant, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•

unfavorable review of or a decision to defer sanctioning or not sanction one or more of our clinical trials by the TDN, or the Clinical Trials Network of the European Cystic Fibrosis Society, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; the TDN deferred sanctioning of PTI-428, and while we remain in discussions with the TDN on its continued review of PTI-428, and the TDN recently approved and favorably ranked our PTI-801 protocol, we cannot assure you that it will ever sanction PTI-428 or any of our other trials; the CTN has approved and favorably ranked our PTI-428 and PTI-801 trials and we are actively working to expand our trial into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful;

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

Additionally, in our ongoing clinical trial of PTI-428, we have activated seventeen clinical trial sites as of August 1, 2017 with additional clinical trial sites planned. There are an unprecedented number of CF clinical trials ongoing in the United States and in other countries. As a result of this and other factors described above, the activation of clinical trial sites for our ongoing trials, and securing our target subject enrollment for these clinical trials, has been delayed from what we had originally planned. If we are unable to increase our enrollment, we will not have a substantially complete data set for these trials by our target dates.

We expanded our clinical trials of PTI-428 and PTI-801 to include CF patients. The expansion of the trial required protocol amendments to our INDs that are in effect with the FDA, which are subject to FDA comment. We are required to receive IRB approval for these amended protocols but there is no guarantee that IRBs of our existing and prospective clinical trial sites will approve these expansions. Any failure or delay in obtaining necessary permissions from the relevant IRBs to expand our trials may delay their completion and our overall development plan.

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

Positive results from preclinical or in vitro and in vivo testing of PTI-428, PTI-801 or our other candidates are not necessarily predictive of the results of our ongoing and future clinical trials of these candidates. If we cannot achieve positive results in our clinical trials for PTI-428, PTI-801 or our other candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428, PTI-801 or our other candidates.

Positive results from our preclinical testing of PTI-428, PTI-801 and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428 and PTI-801, may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for PTI-428 in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of PTI-428, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks will also apply to any other of our product candidates, such as PTI-801 and PTI-808, which, if they occur, could also impair our ability to successfully commence, progress or complete studies of our triple combination therapy consisting of PTI-428, PTI-801 and PTI-808.

Even if we obtain positive clinical results for PTI-428 or PTI-801 in early-stage clinical trials (including, without limitation, those involving a relatively short duration in a small number of subjects, with the publication of interim, initial, preliminary or final results), those positive results may not be repeated in later-stage clinical trials.  These risks will also apply to any other of our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, including PTI-428 and PTI-801, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of PTI-428 and PTI-801 in the United States. Similar requirements apply in the European Union and other foreign jurisdictions. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary, initial or interim results of a clinical trial do not necessarily predict final results. Our current CF trials involve relatively short duration in a small number of patients, resulting in limited data sets. From time to time, we may publish or report interim, initial or preliminary data from our clinical trials. Interim, initial or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, initial or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data. As a result, interim, initial or preliminary data should be viewed with caution until the final data are available.

Negative or inconclusive results of our clinical trials of PTI-428 or PTI-801, or any other clinical trials we conduct, could mandate repeated or additional clinical studies. We do not know whether our clinical trials of any product candidate will demonstrate adequate efficacy and safety to result in regulatory approval to market such product candidate. Even if early-stage clinical results are favorable, if later-stage clinical trials (including, without limitation, those for longer duration with greater numbers of patients) do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including PTI-428 and PTI-801, may be adversely impacted.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of PTI-428, PTI-801 or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of PTI-428 we observed reduced platelet counts in the animals we tested following administration at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.  Even if approved for marketing, our product candidates could face label restrictions based on the above factors or others.

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

Combination therapies involve additional complexity and risk that could delay or cause our programs to stall or fail; development of such programs may be more costly, may take longer to achieve regulatory approval and may be associated with unanticipated adverse events.

Clinical development and commercialization of combination therapies, such as our PTI-NC-733 triple combination, and our PTI-428 and PTI-801 candidates being tested in the clinic with patients taking background standard of care therapies, involve additional complexity and risk, including without limitation, those involving pre-clinical studies, drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. For example, if we or regulatory bodies identify concerns in pre-clinical combination toxicology studies, we may need to run additional studies before commencing or continuing clinical development. Combination therapy clinical development may also involve more restrictive inclusion criteria based on the profiles of multiple investigational products, which could delay enrollment. We have limited experience developing and commercializing combination therapies and are competing with industry players with greater resources than us. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, our proposed combination program could be delayed, halted or otherwise fail to receive approval.

PTI-428 is based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval, or personnel issues that may keep us from being able to develop our product candidates.

Our product candidate PTI-428 is based on our novel amplifier technology. We are not aware of other drugs that work in a manner that we believe our amplifier technology does. We cannot assure you that development problems related to our novel technology will not arise in the future that could cause significant delays or that we are not able to resolve.

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

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from PTI-428, PTI-801 or any of our other product candidates.

We cannot commercialize our product candidates, including PTI-428 and PTI-801, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for PTI-428, PTI-801 or our other product candidates at all. Additional delays may result if PTI-428, PTI-801 or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including PTI-428 and PTI-801.

Even if we obtain regulatory approval for PTI-428, PTI-801 and/or our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including PTI-428 and PTI-801, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, including Phase 4 clinical trials. For example, the labeling, if approved for our product candidates, including PTI-428 and PTI-801, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

PTI-428, PTI-801 and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications described in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize PTI-428, PTI-801 and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for PTI-428, PTI-801 or any of our other product candidates in the United States, we may never obtain approval for or commercialize PTI-428, PTI-801 or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

If we are not able to obtain orphan product status for PTI-428 or obtain such status for future product candidates for which we seek this status (such as PTI-801), we will not be able to claim the tax credits for our clinical trials of such products provided by this status or potentially take advantage of other benefits of orphan drug status.

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

If we do not obtain orphan drug exclusivity or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. If we do not obtain orphan designation for PTI-428 or our other product candidates (such as PTI-801), we will lose out on such benefits associated with orphan designation.

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

We rely on clinical research organizations, clinical data management organizations and consultants, collectively referred to as CROs, to design, conduct, supervise and monitor preclinical and clinical studies of our product candidates and plan to do the same for our ongoing and future clinical trials for PTI-428, PTI-801 and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites, as well as third party contractors. If we or any of our CROs fail to comply with applicable requirements, or the CRO does not perform its contractually required obligations (or makes errors or mistakes), the clinical data, including, without limitation, biomarker data, generated in our clinical trials may not be collected or may be collected but be deemed unreliable, and the FDA, the EMA or other comparable foreign regulatory authorities may require us (or we may choose ourselves) to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to delay or repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

We also rely on clinical investigators and clinical research organizations, as well as therapeutics development arms of patient advocacy groups, such as the TDN and CTN, to assist in the design and review of our clinical trials, including supporting the enrollment of qualified patients.  If these third parties do not approve or sanction our trial design to facilitate enrollment, our ability to conduct clinical trials may be impeded.  Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated or inadvertently be made publicly-available. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, and other third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We rely on third-party manufacturers and suppliers and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of PTI-428, PTI-801, PTI-808 and any future product candidates. These third parties may not perform as contractually required or expected and issues may arise that could delay the commencement or completion of clinical trials.

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

The manufacturing process for a product candidate is subject to FDA, EMA and other foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, our regulatory filings may be delayed, our preclinical studies or clinical trials may be delayed or suspended, and we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist; even if it exists, it may be cost-prohibitive and time-prohibitive to engage in technology transfer to switch vendors for product candidate manufacturing. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.  Drug formulation is an inherently uncertain process with numerous steps, some of which may need to be repeated, to ensure quality, accuracy and yield; unexpected variances may occur, which could delay our manufacturing efforts and delay commencement or completion of pre-clinical studies and/or clinical trials.

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

If a current or future collaborative partner terminates or fails to perform its obligations under an agreement with us, or if research does not produce viable lead candidates or meet specified criteria during the applicable research term, the development and commercialization of the product candidates could be delayed or terminated.

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

Much of the potential revenue from our collaborations consists of contingent payments, such as payments for achieving scientific or regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully develop, introduce, market and sell new products. Our collaboration partners may fail to develop or effectively commercialize their products using our products or technologies or otherwise discontinue their research activities because they:

•

exercise their unilateral right to terminate the collaboration agreement, which, for example, our former collaboration partner, Biogen, did in December 2016, including, without limitation, if research does not produce a viable lead candidate or meet specified criteria during the applicable research term;

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

Risks Relating to Commercialization of Our Product Candidates

The commercial success of PTI-428, PTI-801 and our other product candidates will depend upon the acceptance of those products, if approved, by the medical community, including physicians, patients and health care payors.

Even if PTI-428, PTI-801 or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including PTI-428 and PTI-801, will depend on a number of factors, including:

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

If any of our product candidates, including PTI-428 and PTI-801, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-428, PTI-801 or our other product candidates for CF. Further, it is possible that we may advance our clinical trials only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-428, PTI-801 or our other product candidates are approved for marketing, they may have limited sales due to particularly intense competition in the CF market.

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Parion Sciences, Inc., RaNA Therapeutics Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Shire and several other companies.

Although PTI-428 and PTI-801 are being developed as individual therapies to be administered with ivacaftor and lumacaftor, Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-428 and PTI-801. Changes in standard of care or use patterns could also make our combination therapy obsolete. For example, Vertex is developing tezacaftor and ivacaftor as a combination therapy on its own and also as part of a triple combination therapy with an additional Vertex corrector. If PTI-428 or PTI-801 is approved for marketing as a combination therapy to be administered with ivacaftor and lumacaftor but use of another therapy becomes more prevalent than ivacaftor and lumacaftor, the availability of ivacaftor and lumacaftor may be limited, sales of PTI-428 or PTI-801 could be negatively impacted and our financial results and stock price would be adversely affected.

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

If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered,  the extent to which physicians and patients accept combination therapies and, for PTI-428, new classes of modulators, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including being more effective, safer, or less expensive, or could be marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop, or products with which we are approved for use in combination, obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors.

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

Payor approval and reimbursement may not be available for PTI-428, PTI-801 and our other product candidates, or third party therapies taken with our drugs, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of PTI-428 or PTI-801, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-428, PTI-801, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including PTI-428 and PTI-801. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of PTI-428, PTI-801 and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including PTI-428 and PTI-801, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-428 and PTI-801, or our technologies, and many of our patent applications related to our CF program are in the earliest stages, including several provisional patent applications. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For PTI-428, all of the statutory deadlines have passed.  For our patent applications related to PTI-801, potentiators and correctors, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for these product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

We are currently a party to and may in the future be party to license agreements under which we are or will be granted rights to intellectual property that are important to our business. Certain of our existing license agreements impose, and we expect that future license agreements will impose on us, various diligence obligations, payment of milestones and/or royalties and other obligations, including, without limitation, patent prosecution, research and development and efforts to meet milestones under mutually-agreed development plans. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to continue to use the rights granted under the license, or develop or market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

Because of the specialized scientific nature of our business and the unique properties of our technology, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Ms. Meenu Chhabra, Ms. Helen Boudreau, and Drs. Po-Shun Lee, Geoffrey Gilmartin, Benito Munoz and Marija Zecevic, who have extensive knowledge of and experience developing our technology. Additionally, we are dependent on our Vice President, Clinical Operations, Ms. Sheila Wilson, to conduct our clinical operations. The loss of any of their services might significantly delay or prevent the achievement of our research, development and business objectives.

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, and preclinical studies, as well as personnel with expertise in clinical operations, clinical testing, government regulation, compliance, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face strong competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions, many of which have greater financial and other resources than us. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our facilities are located in Massachusetts, which may make attracting and retaining qualified scientific and technical personnel from outside of Massachusetts difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

As our product candidates advance through clinical trials we may experience difficulties in managing our growth and expanding our operations, including, without limitation, managing international clinical trials.

We have limited experience in drug development. As our product candidates advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations, including, without limitation, international clinical trials. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

We are exposed to potential product liability or similar claims, and insurance against these claims may not be sufficient to cover our liabilities, or may not be available to us at a reasonable rate in the future or at all.

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
•

the results, and the timing of results, of our preclinical studies and clinical trials, including, without limitation, the publication or delay in publication of preliminary or final results, adverse events, side effects, safety or efficacy data or other information;

•	the support and approval, if any, that we receive from our collaboration partners, the TDN and other interested parties;
•

performance of third parties on whom we rely to conduct pre-clinical studies, manage our clinical trials, and manufacture our products, product components and product candidates, including their ability to comply with regulatory requirements;

•	the success of, and fluctuation in, the sales of our product candidates, if approved;
•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	our announcement of significant licensing or collaboration arrangements, or the termination of such arrangements;

•	our announcement of significant contracts, acquisitions, or capital commitments;
•	announcements by our competitors of competing products or other initiatives, including, without limitation, those that lead to the development of a new standard of care;
•	announcements by third parties of significant claims or proceedings against us;
•	regulatory and reimbursement developments in the United States and abroad;
•	future sales of our common stock or debt securities;
•	additions or departures of key personnel; and
•	general domestic and international economic conditions unrelated to our performance.

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

In this report and our other periodic reports we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive for relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls over financial reporting by the due date for our annual report for the year ending December 31, 2016 and thereafter, which will require us to continue to document and make changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” for more than five years. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

As a public company, we are incurring and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Dodd-Frank Act and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and The NASDAQ Stock Market, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a continued increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: August 4, 2017	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2017	By:	/s/ Helen M. Boudreau
Helen M. Boudreau
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2017	By:	/s/ Brett Hagen
Brett Hagen
Vice President of Finance (Principal Accounting Officer)

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