Form 10-Q
period 2017-09-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2017-11-14
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 25,216,088 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim”, “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our clinical trials, including, without limitation, the timing of the initiation of, completion of, enrollment in, and data from our trials;
•	our estimates regarding anticipated filing of INDs for nominated drug candidates;
•	our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain and maintain regulatory approval of PTI-428, PTI-801 and PTI-808, and our combination solutions for any indication, and the labeling under any approval we may obtain;
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
•

anticipated developments with respect to, and the commercial availability of, CFTR modulators with which PTI-428 or other of our product candidates is intended to be administered, including Vertex’s Kalydeco® and Orkambi®;

•	our plans to develop and commercialize PTI-428, PTI-801, PTI-808 and our combination solutions including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for PTI-428, PTI-801, PTI-808 and our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of PTI-428, PTI-801, PTI-808 and our combination solutions for any indication;
•	our ability to obtain additional financing;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco® and Orkambi® are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$18,192	$18,613
Short-term investments	25,034	66,897
Restricted cash	294	—
Accounts receivable	1,079	668
Prepaids and other current assets	1,838	4,059
Total current assets	46,437	90,237
Property and equipment, net	12,582	541
Other assets	41	68
Restricted cash, net of current portion	1,656	294
Total assets	$60,716	$91,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,535	$2,021
Accrued expenses	5,855	4,328
Deferred revenue	1,754	2,204
Deferred rent	139	201
Other liabilities	756	—
Total current liabilities	11,039	8,754
Deferred revenue, net of current portion	—	752
Deferred rent, net of current portion	—	87
Derivative liability	3	91
Other liabilities, net of current portion	11,355	—
Total liabilities	22,397	9,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 25,112,724 and 25,000,734 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	241,758	238,902
Accumulated other comprehensive loss	(7)	(22)
Accumulated deficit	(203,458)	(157,450)
Total stockholders’ equity	38,319	81,456
Total liabilities and stockholders’ equity	$60,716	$91,140

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$1,551	$1,715	$3,719	$4,324
Operating expenses:
Research and development	12,894	9,218	41,372	23,498
General and administrative	2,741	3,266	8,813	8,682
Total operating expenses	15,635	12,484	50,185	32,180
Loss from operations	(14,084)	(10,769)	(46,466)	(27,856)
Interest income	155	36	515	56
Other expense, net	(25)	(38)	(57)	(15)
Net loss	(13,954)	(10,771)	(46,008)	(27,815)
Accruing dividends on preferred stock	—	—	—	(1,378)
Net loss attributable to common stockholders	$(13,954)	$(10,771)	$(46,008)	$(29,193)
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(0.54)	$(1.84)	$(1.75)
Weighted average common shares outstanding—basic and diluted	25,093,344	20,073,685	25,051,536	16,672,368

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(13,954)	$(10,771)	$(46,008)	$(27,815)
Other comprehensive loss:
Unrealized gain (loss) on investments	20	(9)	15	(9)
Comprehensive loss	$(13,934)	$(10,780)	$(45,993)	$(27,824)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(46,008)	$(27,815)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	187	248
Premium on short-term investments	(140)	(124)
Amortization of premium on short-term investments	182	2
Non-cash rent expense	(149)	(134)
Stock-based compensation expense	2,228	1,245
Stock issued for consulting services	555	130
Change in fair value of derivative liability	(88)	140
Change in fair value of preferred stock warrant liability	—	(82)
Gain on disposal of property and equipment	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(411)	473
Prepaids and other current assets	2,221	(2,200)
Other assets	27	63
Accounts payable	514	390
Accrued expenses	1,527	1,849
Deferred revenue	(1,202)	(1,992)
Net cash used in operating activities	(40,557)	(27,820)
Cash flows from investing activities:
Change in restricted cash	(1,656)	—
Purchases of short-term investments	(23,727)	(56,299)
Proceeds received from maturities of short-term investments	65,563	—
Purchases of property and equipment	(117)	(32)
Proceeds received from disposal of property and equipment	—	13
Net cash provided by (used in) investing activities	40,063	(56,318)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	—	46,500
Proceeds from issuance of common stock upon completion of follow-on public offering, net of commissions and underwriting discounts	—	70,265
Proceeds from exercise of stock options	30	144
Proceeds from issuance of common stock pursuant to employee stock purchase plan	43	—
Payments of initial public offering costs	—	(2,515)
Payments of follow-on public offering costs	—	(272)
Net cash provided by financing activities	73	114,122
Net increase (decrease) in cash and cash equivalents	(421)	29,984
Cash and cash equivalents at beginning of period	18,613	13,844
Cash and cash equivalents at end of period	$18,192	$43,828
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$112,292
Issuance of common stock to settle accrued Series A preferred stock dividends	$—	$3
Issuance of common stock for partial payment of accrued bonus	$—	$62
Conversion of preferred stock warrants into common stock warrants	$—	$28
Deferred offering costs included in accounts payable and accrued expenses	$—	$524
Amounts capitalized under build-to-suit lease transaction	$12,111	$—

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company developing small molecule therapeutics to treat cystic fibrosis (“CF”) and other diseases caused by dysfunctional protein processing.  The Company focuses on identifying therapies that restore protein function.  CF is a disease caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidates, PTI-428, PTI-801 and PTI-808  are in early clinical development, with plans for double and triple combinations, and the Company’s other drug candidates are in the preclinical development and discovery phases.

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

The Company has incurred losses from operations since its inception. As of September 30, 2017, the Company had an accumulated deficit of $203.5 million. During the three and nine months ended September 30, 2017, the Company incurred losses of $14.0 million and $46.0 million and during the nine months ended September 30, 2017 the Company used $40.6 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $43.2 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, through the second quarter of 2018. As of September 30, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these condensed financial statements.  These indicators are the Company’s accumulated deficit and the forecasted cash expenditures. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Thus, in accordance with the requirements of ASC 205-40, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date these condensed financial statements are issued.

The condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 are unaudited. The accompanying unaudited interim financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2017. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position as of September 30, 2017 and condensed results of its operations and cash flows for the three and nine months ended September 30, 2017 have been made. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

Restricted Cash

As of September 30, 2017 and December 31, 2016, restricted cash consisted of a certificate of deposit in the amount of $0.3 million collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities at 200 Technology Square, Cambridge, MA.

On September 19, 2017, the Company entered into a lease agreement for a new corporate headquarters at 80 Guest Street, Brighton, MA (see Note 11). As of September 30, 2017, restricted cash, net of current portion, consisted of a money market account in the amount of $1.7 million collateralizing a letter of credit issued as a security deposit for this lease agreement.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted of money market funds.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The new standard clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. These new standards will become effective for the Company on January 1, 2018. The Company only has one contract (see Note 8) within the scope of Topic 606 and intends to use the modified retrospective method for adoption. Since the inception of the contract the Company has recognized $8.1 million in revenue. The Company is still assessing the impact that the adoption of these new standards will have on its financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard was adopted by the Company on January 1, 2017 on a modified retrospective basis. As a result, the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of ASU 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled. This had no material impact on the condensed financial statements as of and for the three and nine months ended September 30, 2017.

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

3.	Short Term Investments

The following table summarizes the Company’s short term investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$12,519	$—	$(3)	$12,516
U.S. treasury securities	12,522	—	(4)	12,518
	$25,041	$—	$(7)	$25,034

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$53,384	$—	$(20)	$53,364
U.S. treasury securities	13,535	—	(2)	13,533
	$66,919	$—	$(22)	$66,897

The Company did not have any realized gains or losses on its short-term investments for the three and nine months ended September 30, 2017 and 2016. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2017 and 2016.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,370	$—	$—	$14,370
Short-term investments:
U.S. government-sponsored enterprise securities	—	12,516	—	12,516
U.S. treasury securities	—	12,518	—	12,518
	$14,370	$25,034	$—	$39,404
Liabilities:
Derivative liability	$—	$—	$3	$3
	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,440	$—	$—	$15,440
Short-term investments:
U.S. government-sponsored enterprise securities	—	53,365	—	53,365
U.S. treasury securities	—	13,532	—	13,532
	$15,440	$66,897	$—	$82,337
Liabilities:
Derivative liability	$—	$—	$91	$91
	$—	$—	$91	$91

During the periods ended September 30, 2017 and December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

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

As of September 30, 2017 and December 31, 2016, the Company determined the per share common stock price available based on the closing price of its common stock on the NASDAQ Global Market as of September 29, 2017 and December 30, 2016, respectively. The Company determined the expected term of the instrument to be 2.25 years and 2.50 years as of September 30, 2017 and December 31, 2016, respectively. The Company estimated its expected stock volatility to be 80.0% and 81.1% as of September 30, 2017 and December 31, 2016, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 1.51% and 1.33% as of September 30, 2017 and December 31, 2016, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the derivative liability are summarized below (in thousands):

Derivative
Liability
Fair value at December 31, 2016	$91
Change in fair value	(88)
Fair value at September 30, 2017	$3

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid clinical, manufacturing and scientific expenses	$1,197	$1,390
Prepaid insurance expenses	218	104
Other prepaid expenses and other current assets	423	2,565
	$1,838	$4,059

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and related expenses	$1,293	$1,813
Accrued research and development expenses	4,086	1,612
Accrued professional fees	399	383
Accrued other	77	520
	$5,855	$4,328

7.	Stock-Based Compensation

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

As of September 30, 2017, the total number of shares reserved under the 2016 Plan and 2008 Plan was 3,577,930 and the Company had 631,077 shares available for future issuance under the 2016 Plan.

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

During the nine months ended September 30, 2017, 10,829 shares of common stock were issued pursuant to the 2016 ESPP. As of September 30, 2017, the total number of shares reserved under the 2016 ESPP was 266,685 shares. The Company recognized less than $0.1 million of stock-based compensation during each of the three and nine month periods ended September 30, 2017.

Stock Option Grants and Shares to Non-employees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of September 30, 2017, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.1 million.

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a non-employee for consulting services, was classified in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$412	$119	$1,070	$351
General and administrative	636	451	1,713	1,024
	$1,048	$570	$2,783	$1,375

8.	Collaboration Agreement

Astellas

Under the Collaborative Research, Development, Commercialization and License Agreement (as further amended, the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”), entered into in November 2014, the Company recognized revenue of $1.6 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recognizes revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas Agreement totaled $1.8 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively.

Biogen

Under the now-terminated collaboration agreement between the Company and Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”), the Company recognized revenue of $0.7 million and $2.1 million for the three and nine months ended September 30, 2016. The Company did not have any deferred revenue under the Biogen agreement as of September 30, 2017 and December 31, 2016 and will not recognize any additional revenue under this terminated agreement in the future.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three and nine months ended September 30, 2017 and 2016 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(13,954)	$(10,771)	$(46,008)	$(27,815)
Accruing dividends on preferred stock	—	—	—	(1,378)
Net loss attributable to common stockholders-basic and diluted	$(13,954)	$(10,771)	$(46,008)	$(29,193)
Denominator:
Weighted average number of common shares outstanding—basic	25,093,344	20,073,685	25,051,536	16,672,368
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(0.54)	$(1.84)	$(1.75)

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

	September 30,
	2017	2016
Options to purchase common stock	2,946,853	1,731,823
Warrant for the purchase of convertible preferred stock (as converted to common stock)	—	14,800
	2,946,853	1,746,623

The warrant for the purchase of common stock was exercised in February 2016. The Company issued 4,349 shares in a net issuance transaction.

11.	Build-to-Suit Lease

On September 19, 2017, the Company entered into a lease agreement for its new headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Brighton, Massachusetts. The lease commencement date will be on the earlier of (i) the first date on which tenant commenced occupancy for the conduct of business in the premises, or (ii) April 15, 2018, subject to extension for certain delays. The lease will extend for a lease term from the commencement date and then for ten years starting with the first day of the month following the month in which the commencement date falls, unless terminated earlier. The Company is entitled to one seven-year option to extend. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be approximately $1.7 million in the first year, with annual increases of 2.75% each year thereafter. Total expected rental payments through the initial lease term are approximately $18.8 million. The Company will be entitled to an improvement allowance of approximately $4.8 million for certain permitted costs related to the design and construction of Company improvements to the premises. The lease contains customary provisions allowing the landlord to terminate the lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period. As a result, the Company capitalized approximately $12.1 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation within other liabilities and other non-current liabilities on its balance sheets equal to the estimated replacement cost of its leased portion of the building at the inception of the lease.

Additionally, construction costs incurred as part of the build-out and tenant improvements will also be capitalized within property, plant and equipment, net. Rental payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation, based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was approximately $12.1 million as of September 30, 2017.

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

Overview

We are a clinical stage biopharmaceutical company developing small molecule therapeutics to treat cystic fibrosis, or CF, and other diseases caused by dysfunctional protein processing.  The Company focuses on identifying therapies that restore protein function.  CF is a disease caused by defects in the cystic fibrosis transmembrane conductance regulator, or CFTR, protein and insufficient CFTR protein function. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. We have exploited the novel mechanism of action of the amplifiers as a drug screening tool and have identified correctors and potentiators to be developed as part of a combination therapy. We are in clinical development for PTI-428, an amplifier, PTI-801, a corrector, and PTI-808, a potentiator. We are developing and, if approved, intend to commercialize our own therapies, including a double combination of our corrector and potentiator and a triple combination consisting of our corrector, potentiator and amplifier to be indicated for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

CFTR modulators are compounds that affect the folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators designed to selectively increase the amount of the unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with these other CFTR modulators significantly improves the in vitro CFTR protein activity achieved by these CFTR modulators alone.

A triple combination regimen that includes PTI-428 with PTI-801, a corrector, and PTI-808, a potentiator, has been shown to restore in vitro CFTR protein activity to approximately 100% of normal, in patient-derived human bronchial epithelial, or HBE, cells homozygous for F508del.

With the recent advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care, which addresses only the symptoms of CF, to disease-modifying agents that target the genetic mutations and protein dysfunction that cause the disease. We are developing and, if approved, intend to commercialize PTI-428 for CF patients with an F508del mutation of the CFTR gene, the most common CFTR gene mutation. In the United States, approximately 86% of all CF patients have an F508del mutation of the CFTR gene, of which approximately 53% are homozygous (having two copies of the F508del mutation), and approximately 47% are heterozygous (having an F508del mutation and one other mutation).

We have analyzed published data by Vertex Pharmaceuticals Incorporated, or Vertex, of its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor and tezacaftor) and combinations thereof, which showed a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. In the fourth quarter of 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. In January 2016, we received Fast Track designation from the FDA for the investigation of PTI-428 for the treatment of CF. We initiated our first Phase 1 clinical trial in CF subjects and healthy volunteers in the first half of 2016. The Phase 1 trial in CF subjects includes single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers includes SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results.

We reported preliminary safety and pharmacokinetic (PK) data from MAD cohorts in the PTI-428 Phase 1 clinical trial in CF subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi® as their background, standard of care therapy, as well as a cohort with CF subjects receiving PTI-428 or placebo for 7 days who are not taking CFTR modulator based therapies.

We have initiated a 28-day Phase 2 clinical trial for PTI-428, which commenced dosing of CF patients to receive PTI-428 or placebo for 28 days in addition to Orkambi® as their background therapy, we have completed enrollment and we expect preliminary data from this cohort in the fourth quarter of 2017. We have also initiated and commenced dosing for a study of patients on Kalydeco® who will be dosed with PTI-428 or placebo for 14 days and currently intend to report preliminary data in the first quarter of 2018.

Our IND for the Phase 1 study of PTI-801, a corrector molecule, was submitted to the FDA in the first quarter of 2017 and is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We have completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, reported initial data on this portion of the study, and are now enrolling and dosing CF subjects on background Orkambi®. We expect initial data from CF subjects on background Orkambi® who have been dosed with PTI-801 or placebo for 14 days in the fourth quarter of 2017.

Our IND for the Phase 1 study of PTI-808, a potentiator molecule, was submitted to the FDA in the second quarter of 2017 and is now active. The study protocol includes healthy volunteer cohorts to assess safety and PK, which are underway, and multiple dosing cohorts in CF patients. Under the same study protocol we plan to explore dosing of PTI-808 with our other investigational agents, PTI-428 and PTI-801. We expect initial data from the SAD and MAD cohorts of a 7-day study in healthy volunteers taking PTI-808 in the fourth quarter of 2017.

Our combination development program is intended to evaluate the clinical profile of the potential combinations of our drug candidates: PTI-801, PTI-808 and PTI-428. The initiation of the first combination study in CF patients is contingent on the outcome of the ongoing clinical studies with PTI-428 and PTI-801, each as an add-on to Orkambi®. We have completed preclinical combination safety and toxicology studies and have initiated a combination safety, tolerability and PK study in healthy volunteers with all three compounds. We expect initial data from a 7-day study in healthy volunteers taking all three compounds in the fourth quarter of 2017. Our CFTR modulators have shown synergy in vitro with other known and investigational CFTR modulators, creating several possible development pathways, including potential add-on therapies to marketed CFTR modulators and proprietary double and triple combinations as shown in Figure 1. Notably, in vitro data in patient cells showed that the combination of PTI-801 and PTI-808 restored CFTR protein activity to levels beyond those observed in cells from healthy carriers. Given the potential therapeutic benefit of multiple combination options and our commitment to next generation modulators, our combination development plan includes a PTI-801 and PTI-808 doublet and a PTI-808, PTI-801, and PTI-428 triplet.  This effort enables us to both diversify our combination strategy and understand the value potential of each component within our portfolio.  Additionally, co-administration of PTI-801 and PTI-808 is intended to explore the clinical effect of the dual combination based on in vitro assay data we observed which showed superior in vitro CFTR protein activity compared with the agents in the currently approved product Orkambi® or combinations being reviewed for potential marketing authorization in the near future (ivacaftor and tezacaftor). We aim to initiate this dual combination study in CF patients in the fourth quarter of 2017 and initiate a triple combination study in the first half of 2018. These studies are expected to enroll CF patients homozygous for F508del who are not taking Orkambi®.

Figure 1

We strive to collect endorsement and sanctioning for all our studies in CF patients from key regional advocacy organizations to expedite patient recruitment and trial execution. Our Phase 1/2 study protocol for PTI-428 received approval and favorable ranking from the Clinical Trial Network of the European Cystic Fibrosis Society, or the CTN, a patient advocacy group that reviews protocols for CF trials and provides recommendations to its member sites. The PTI-801 study protocol has been sanctioned and favorably ranked by both the CTN and the Therapeutic Development Network, or TDN, part of the Cystic Fibrosis Foundation Therapeutics. We have submitted the PTI-808 study protocol – which includes co-administration with PTI-801 and PTI-428 – to the CTN and TDN for review, and will seek endorsement from both groups upon additional review of clinical data.

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

Since our inception, we have incurred significant operating losses. Our net losses were $14.0 million and $10.8 million for the three months ended September 30, 2017 and 2016, respectively, and $46.0 million and $27.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $203.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand clinical trials for PTI-428, PTI-801 and PTI-808;
•	explore combination therapies in doublet, triplet and/or quad formats;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the TDN and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our product candidates, including, without limitation, back-up compounds.

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

On October 31, 2017, we determined to focus our resources on research and clinical development of our CF programs, as well as supporting our collaboration with Astellas. Accordingly, we reduced our headcount dedicated to research from 46% of the total workforce to 34% through the elimination of 13 positions. As a result of this action, which is anticipated to be completed during the fourth quarter, we estimate annualized savings of approximately $3.0 million, with estimated one-time severance and related costs of approximately $0.2 million in the fourth quarter of 2017.

We expect that our cash, cash equivalents and short-term investments as of September 30, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. See “—Liquidity and Capital Resources”.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three and nine months ended September 30, 2017 was derived from our collaboration agreement with Astellas, while all of our revenue during the three and nine months ended September 30, 2016 was derived from our collaboration agreement with Astellas and our now-terminated collaboration agreement with Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”).

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $1.6 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $2.2 million of for the nine months ended September 30, 2017 and 2016. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $1.8 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively.

Under the now-terminated collaboration agreement we had with Biogen, we recognized revenue of $0.7 million for the three months ended September 30, 2016 and $2.1 million for the nine months ended September 30, 2016. We recognized revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. We did not have any deferred revenue under the agreement as of September 30, 2017 and December 31, 2016 and we will not recognize any additional revenue under this terminated agreement in the future.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
CF	$7,484	$6,052	$24,858	$13,999
UPR	529	233	1,119	877
Unallocated expenses	4,881	2,933	15,395	8,622
Total research and development expenses	$12,894	$9,218	$41,372	$23,498

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

Other Income (Expense), Net

Interest Income. Interest income consists of interest earned on cash equivalents and short-term investments held by us during the three and nine months ended September 30, 2017 and 2016.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2017 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Research collaboration revenue	$1,551	$1,715	$(164)
Operating expenses:
Research and development	12,894	9,218	3,676
General and administrative	2,741	3,266	(525)
Total operating expenses	15,635	12,484	3,151
Loss from operations	(14,084)	(10,769)	(3,315)
Interest income	155	36	119
Other expense, net	(25)	(38)	13
Total other expenses, net	130	(2)	132
Net loss	$(13,954)	$(10,771)	$(3,183)

Revenue

Revenue was $1.6 million for the three months ended September 30, 2017, compared to $1.7 million for the three months ended September 30, 2016. The decrease of $0.1 million is the result of a reduction of $0.7 million of revenue recognized under the Biogen collaboration that terminated in the fourth quarter of 2016. This decrease was partially offset by an increase of $0.6 million of revenue recognized under the Astellas agreement in the three months ended September 30, 2017, which is primarily a result of payments under the agreement being recognized as revenue over the research term, with a cumulative catch-up for the elapsed portion of the research term.

Research and Development Expenses

Research and development expenses were $12.9 million for the three months ended September 30, 2017, compared to $9.2 million for the three months ended September 30, 2016. The increase of $3.7 million was primarily due to an increase of $1.4 million in activities supporting our CF program as we continue to advance our candidates in the clinic. During the three months ended September 30, 2017, costs incurred in connection with the development of PTI-801 and PTI-808 accounted for a combined increase of $5.4 million, or $2.7 million each, largely related to increased manufacturing, preclinical and clinical trial expenses as we transition to Phase 1 clinical trials. The increase was partially offset by a $3.3 million decrease in spending on PTI-428 as compared to the same period last year. Additionally, there was an increase of $1.2 million in personnel-related costs during the three months ended September 30, 2017 as compared to September 30, 2016, including $0.3 million in employee stock-based compensation expense, primarily driven by an overall increase in headcount to support the development of our CF product pipeline.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended September 30, 2017, compared to $3.3 million for the three months ended September 30, 2016. The decrease of $0.6 million in general and administrative expenses was primarily due to a decrease of $0.4 million in professional fees and a $0.4 million decrease in facility costs, partially offset by an increase of $0.3 million in personnel-related costs, including $0.2 million of employee stock-based compensation.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2017 as compared to less than $0.1 million for the three months ended September 30, 2016 and consists of interest earned on short-term investments initially purchased in September 2016 with proceeds from our follow-on offering completed in September 2016.

Other Income (Expense), Net

Other expenses were less than $0.1 million for the three months ended September 30, 2017 and 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Research collaboration revenue	$3,719	$4,324	$(605)
Operating expenses:
Research and development	41,372	23,498	17,874
General and administrative	8,813	8,682	131
Total operating expenses	50,185	32,180	18,005
Loss from operations	(46,466)	(27,856)	(18,610)
Interest income	515	56	459
Other income (expense), net	(57)	(15)	(42)
Total other expenses, net	458	41	417
Net loss	$(46,008)	$(27,815)	$(18,193)

Revenue

Revenue was $3.7 million for the nine months ended September 30, 2017, compared to $4.3 million for the three months ended September 30, 2016. The decrease of $0.6 million is the result of a reduction of $2.1 million of revenue recognized under the Biogen collaboration that terminated in the fourth quarter of 2016. This decrease was partially offset by an increase of $1.5 million of revenue recognized under the Astellas agreement. Payments under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

Research and Development Expenses

Research and development expenses were $41.4 million for the nine months ended September 30, 2017, compared to $23.5 million for the nine months ended September 30, 2016. The increase of $17.9 million was primarily due to an increase of $10.9 million in activities supporting our CF program, primarily related to the continued advancement of our Phase 1 clinical trials for PTI-801 and PTI-808 which accounted for a combined $11.8 million increase due to manufacturing, preclinical and clinical trial expenses as we prepared and advanced these candidates into their Phase 1 clinical trials during the nine months ended September 30, 2017. Costs incurred on PTI-428 decreased by $1.9 million during the nine months ended September 30, 2017. Additionally, there was an increase of $4.1 million in personnel-related costs, including $0.7 million in employee stock-based compensation expense, primarily driven by an overall increase in headcount to support the development of our CF product pipeline.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the nine months ended September 30, 2017, compared to $8.7 million for the nine months ended September 30, 2016.

Interest Income

Interest income was $0.5 million for the nine months ended September 30, 2017 as compared to less than $0.1 million of interest income for the nine months ended September 30, 2016. The increase was primarily due to interest earned on short-term investments held during the nine months ended September 30, 2017. Short-term investments were initially purchased with proceeds from our follow-on offering that was completed in September 2016.

Other Income (Expense), Net

Other expenses were less than $0.1 million for the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $43.2 million. We expect that our cash, cash equivalents and short-term investments as of September 30, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the second quarter of 2018. As of September 30, 2017, we have further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these condensed financial statements. These indicators are our accumulated deficit and the forecasted cash expenditures. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, our management may not consider the potential for future capital raises in their assessment of our ability to meet its obligations for the next twelve months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(40,557)	$(27,820)
Cash provided by (used in) investing activities	40,063	(56,318)
Cash provided by financing activities	73	114,122
Net increase (decrease) in cash and cash equivalents	$(421)	$29,984

Operating Activities. Net cash used in operating activities was $40.6 million during the nine months ended September 30, 2017, primarily driven by our net loss of $46.0 million, partially offset by changes in our operating assets and liabilities of $2.7 million and non-cash charges of $2.8 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials.

During the nine months ended September 30, 2016, operating activities used $27.8 million of cash, primarily resulting from our net loss of $27.8 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses.

Investing Activities. During the nine months ended September 30, 2017, net cash provided by investing activities was $40.1 million, primarily consisting of proceeds received from maturities of short-term investments and offset by additional purchases of short-term investments.

During the nine months ended September 30, 2016, we used $56.3 million of cash in investing activities primarily as a result of our purchases of short-term investments.

Financing Activities. During the nine months ended September 30, 2017, net cash provided by financing activities was less than $0.1 million, primarily resulting from the exercise of stock options and the issuance of common stock pursuant to the employee stock purchase plan.

During the nine months ended September 30, 2016, net cash provided by financing activities was $114.1 million, primarily resulting from gross proceeds of $116.8 million from the sale of common stock in connection with our initial and follow-on public offerings, partially offset by payments of $2.8 million of public offering costs.

Operating Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development.

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced product candidates, including PTI-428, PTI-801 and PTI-808;
•	seek the support and approval from our collaboration partners, the TDN and other interested parties;
•	continue the research and development of our other product candidates and combination therapies;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval;
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

Contractual Obligations and Commitments

The Company currently leases office and laboratory space in Cambridge, Massachusetts pursuant to an operating lease that, as amended, expires in May 2018. The Company recorded rent expense of $0.4 million during each of the three months ended September 30, 2017 and 2016 and $1.3 million and $1.2 million during the nine months ended September 30, 2017 and 2016, respectively.

On September 19, 2017, the Company entered into a lease agreement for its new headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Brighton, Massachusetts. The lease commencement date will be on the earlier of (i) the first date on which tenant commenced occupancy for the conduct of business in the premises, or (ii) April 15, 2018, subject to extension for certain delays. The lease will extend for a lease term from the commencement date and then for ten years starting with the first day of the month following the month in which the commencement date falls, unless terminated earlier. The Company is entitled to one seven-year option to extend. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be approximately $1.7 million in the first year, with annual increases of 2.75% each year thereafter. The Company will be entitled to an improvement allowance of approximately $4.8 million for certain permitted costs related to the design and construction of Company improvements to the premises the lease contains customary provisions allowing the landlord to terminate the lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

The following table summarizes our contractual obligations as of September 30, 2017 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$19,670	$1,729	$3,404	$3,594	$10,943
Consulting agreement (2)	1,470	840	630	—	—
Total	$21,140	$2,569	$4,034	$3,594	$10,943

(1)

Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018 and our new lease for office and laboratory space in Brighton, MA, which commences in April 2018 and expires approximately March 2028.

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

Interest Rate Fluctuation Risk

Our cash, cash equivalents and short-term investments as of September 30, 2017, consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2017, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-428, PTI-801 and PTI-808 for the treatment of CF, as well as our other product candidates for CF, as part of our potential combination therapies. We have incurred significant net losses in each year since our inception, including net losses of $15.8 million, $25.0 million and $37.2 million for the years ended December 31, 2014, 2015 and 2016, respectively, and $46.0 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $203.5 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the clinical development of our lead product candidates, PTI-428, PTI-801 and PTI-808, for the treatment of CF;
•	seek to obtain regulatory approvals for PTI-428, PTI-801, and potential combination therapies, and our other product candidates;
•

seek cooperation and support from third parties, including clinical investigators, industry experts, therapeutic development networks of patient advocacy groups and clinical research organizations, as we enroll patients in our clinical trials;

•	conduct our ongoing clinical trials and prepare for additional clinical trials and potential commercialization of PTI-428, PTI-801, and our other product candidates;
•

scale up contracted manufacturing processes and quantities to conduct our ongoing clinical trials and prepare for additional clinical trials and the commercialization of PTI-428, PTI-801, and our other product candidates for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-428, PTI-801, PTI-808 and our other product candidates for any indications for which we may receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of PTI-428, PTI-801 and our other product candidates for any indications for which we may receive regulatory approval;
•	advance our combination therapies, including a potential doublet and triplet candidate, as a treatment for CF into clinical trials;

•

expand our research and development activities and advance the discovery and development programs for other product candidates, including, without limitation, preclinical laboratory, animal and other testing and reports and the preparation of investigational new drug filings in the U.S., and the equivalent in non-U.S. jurisdictions where we may seek to conduct clinical trials;

•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts and seek to discover additional product candidates, including back-up candidates to existing product candidates; and
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

•

the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor (for example, tezacaftor with ivacaftor) that we desire to test for administration with PTI-428, PTI-801 and/or our other product candidates;

•

obtaining favorable results for and advancing the development of PTI-428, PTI-801, PTI-808 and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

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
•

generating and advancing through clinical development, a pipeline of product candidates in addition to PTI-428 and PTI-801, such as PTI-808 (as part of our potential combination therapies), and next-generation CFTR modulators.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs for PTI-428, PTI-801, PTI-808 and our other product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $43.2 million as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. As of September 30, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of the financial statements in this Quarterly Report on Form 10-Q. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of our ability to meet our obligations for the next twelve months.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including PTI-428, PTI-801 and PTI-808. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•

significantly delay, scale back or discontinue the research, development or commercialization of our product candidates, including PTI-428, PTI-801 and PTI-808, and our other research or pre-clinical activities;

•

seek corporate partners for PTI-428, PTI-801, PTI-808 or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

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

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were formed and began operations in December 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We are currently in preclinical development for our proposed doublet candidate comprised of PTI-801 and PTI-808 and clinical development for PTI-428, PTI-801 and PTI-808 (the latter of which includes a triple combination of all three of our proprietary compounds). We have not obtained regulatory approval for any of our product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, more experience with clinical development or approved products on the market.

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

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in clinical development. We initiated our first Phase 1 clinical trial for PTI-428 in CF patients and another in healthy volunteers in the first half of 2016 and are currently conducting a Phase 2 clinical trial in CF patients. PTI-801 is at an earlier stage, as we have completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and are now conducting the CF portion of this study. PTI-808, our other product candidate in clinical development, is in a Phase 1 clinical trial in healthy volunteers.

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

For PTI-801, we have completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and are now conducting the CF portion of this study.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for PTI-428, PTI-801, PTI-808 or our other product candidates, our business will be substantially harmed.

We are not permitted to market PTI-428, PTI-801, PTI-808 or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of an NDA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulatory authorities may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials or cohorts or run cohorts sequentially, all of which could delay our trial completion timelines;
•	the FDA or the EMA may not approve the formulation, labeling or specifications of PTI-428, PTI-801, PTI-808 or our other product candidates;
•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that PTI-428, PTI-801, PTI-808 and/or our other product candidates’ clinical and other benefits outweigh their safety or other risks, including, without limitation, the potential for drug-drug interaction;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market PTI-428, PTI-801, PTI-808 or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

We are studying our lead product candidate PTI-428, and our PTI-801 candidate, in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We anticipate that if one or more of our product candidates is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may be supplanted in the market by newer, safer and/or more efficacious products or combinations of products. For example, we are testing or intend to test PTI-428 and PTI-801 in clinical trials where we provide our investigational product to CF patients stable on background therapy of ivacaftor and lumacaftor.  The manufacturer of this background therapy is conducting testing of ivacaftor and tezacaftor, on its own and together with other modulators as part of triple combinations, any of which, if approved, could supplant the existing therapy. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-428 and PTI-801 each as a combination therapy administered with ivacaftor and lumacaftor regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve either of these combination therapies and we may be forced to delay or terminate the development of either or both of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for either of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Currently, some jurisdictions outside of the United States do not provide reimbursement for all or some of the standard of care therapies included in our combination therapies. Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including PTI-428, PTI-801 and PTI-808, including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, advance our product candidates in the clinic, submit an NDA (or foreign equivalent) for any of our product candidates for U.S. or foreign marketing approval, derive revenue and continue our business.

Successful completion of the clinical trials for PTI-428, PTI-801, PTI-808 and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428, PTI-801, PTI-808 and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Expansion of our trials into Europe and other ex-U.S. jurisdictions will require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation’s Therapeutic Branch, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe has contributed to a delay in our trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us, which we believe has also contributed to a delay in our trials.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts; this competition is likely to intensify following the recent clinical data announcements from multiple triple combination trials from Vertex. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

•

unfavorable review of or a decision to defer sanctioning or not sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; the TDN deferred sanctioning of PTI-428, and while we remain in discussions with the TDN on its continued review of PTI-428, and the TDN recently approved and favorably ranked our PTI-801 protocol, we cannot assure you that it will ever sanction PTI-428 or any of our other trials, including, without limitation, any combination trials we seek to conduct; the CTN has approved and favorably ranked the protocols for our PTI-428 and PTI-801 trials and we are actively working to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful;

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

We expanded our clinical trial protocols for PTI-428, PTI-801 and PTI-808 to include CF patients. These expansions required protocol amendments to our INDs that are in effect with the FDA, which are subject to FDA comment. We are required to receive IRB approval for these amended protocols but there is no guarantee that IRBs of our existing and prospective clinical trial sites will approve these expansions. Any failure or delay in obtaining necessary permissions from the relevant IRBs to expand our trials may delay their completion and our overall development plan.

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

Positive results from preclinical or in vitro and in vivo testing of PTI-428, PTI-801, PTI-808, or our other candidates are not necessarily predictive of the results of our ongoing and future clinical trials of these candidates. If we cannot achieve positive results in our clinical trials for PTI-428, PTI-801, PTI-808, or our other candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428, PTI-801, PTI-808, or our other candidates.

Positive results from our preclinical testing of PTI-428, PTI-801, PTI-808 and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428 and PTI-801, may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for PTI-428 in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of PTI-428, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks will also apply to any other of our product candidates, such as PTI-801 and PTI-808, which, if they occur, could also impair our ability to successfully commence, progress or complete studies of our potential combination therapies.

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

Before obtaining regulatory approval for the sale of our product candidates, including PTI-428, PTI-801, and any combination therapies, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of PTI-428 and PTI-801 in the United States. Similar requirements apply in the European Union and other foreign jurisdictions. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary, initial or interim results of a clinical trial do not necessarily predict final results. Our current CF trials involve relatively short duration in a small number of patients, resulting in limited data sets. From time to time, we may publish or report interim, initial or preliminary data from our clinical trials. Interim, initial or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, initial or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data. We may also experience delays in analyzing or an inability to analyze samples, including, without limitation, biomarker data, due to insufficient sample size, errors in collection procedures at one or more sites, or other factors. As a result, interim, initial or preliminary data should be viewed with caution until the final data are available.

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

Clinical development and commercialization of combination therapies, such as our potential doublet and triple combination, and our PTI-428 and PTI-801 candidates being tested in the clinic with patients taking background standard of care therapies, involve additional complexity and risk, including without limitation, those involving pre-clinical studies, drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. For example, if we or regulatory bodies identify concerns in pre-clinical combination toxicology studies, we may need to run additional studies before commencing or continuing clinical development. Combination therapy clinical development may also involve more restrictive inclusion criteria based on the profiles of multiple investigational products, which could delay enrollment. We have limited experience developing and commercializing combination therapies and are competing with industry players with greater resources than us. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, our proposed combination program could be delayed, halted or otherwise fail to receive approval.

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

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from PTI-428, PTI-801, or any of our other product candidates.

We cannot commercialize our product candidates, including PTI-428, PTI-801, or combination therapies, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for PTI-428, PTI-801, combination therapies, or our other product candidates at all. Additional delays may result if PTI-428, PTI-801, combination therapies, or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including PTI-428, PTI-801, and combination therapies.

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

We rely on clinical research organizations, clinical data management organizations and consultants, collectively referred to as CROs, to design, conduct, supervise and monitor preclinical and clinical studies of our product candidates and plan to do the same for our ongoing and future clinical trials for PTI-428, PTI-801, PTI-808, combination therapies and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites, as well as third party contractors. If we or any of our CROs fail to comply with applicable requirements, or the CRO does not perform its contractually required obligations (or makes errors or mistakes), the clinical data, including, without limitation, biomarker data, generated in our clinical trials may not be collected or may be collected but be deemed unreliable, and the FDA, the EMA or other comparable foreign regulatory authorities may require us (or we may choose ourselves) to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-428, PTI-801 and PTI-808, or our technologies, and many of our patent applications related to our CF program are in the earliest stages, including several provisional patent applications, although we do have two (2) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to derivation or adversarial proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents, should they issue, that we may own or exclusively license may not provide any protection against competitors.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For PTI-428, all of the statutory deadlines have passed.  For our patent applications related to PTI-801, PTI-808, potentiators and correctors, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for these product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

We rely on trade secrets to protect technology especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements, or their scope or term may not be sufficiently broad to protect our interests.

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
•

the results, and the timing of results, of our preclinical studies and clinical trials, including, without limitation, the publication or delay in publication of preliminary, interim or final results, adverse events, side effects, safety or efficacy data or other information;

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Company.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Company.	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant.	S-1	333-208735	4.3	December 23, 2015

10.1	Employment Agreement between the Company and Helen Boudreau, dated as of July 25, 2017.	8-K	001-37695	10.1	July 31, 2017

10.2	Lease Between the Company, as Tenant, and Ice Box, LLC, as Landlord, dated as of September 19, 2017.				Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: November 14, 2017	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2017	By:	/s/ Helen M. Boudreau
Helen M. Boudreau
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2017	By:	/s/ Brett Hagen
Brett Hagen
Vice President of Finance (Principal Accounting Officer)