Form 10-K
period 2017-12-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2018-03-14
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, based on the last reported sale price of the registrant’s common stock of $4.68 was $85,266,450.  The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of March 12, 2018, there were 34,482,574 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim”, “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our clinical trials, including, without limitation, the timing of the initiation of, completion of, enrollment in, and data from our trials;
•	our estimates regarding anticipated filing of INDs for nominated drug candidates;
•	our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain and maintain regulatory approval of PTI-428, PTI-801 and PTI-808, and our combination solutions, for any indication, and the labeling under any approval we may obtain;
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
•

anticipated developments with respect to, and the commercial availability of, CFTR modulators with which PTI-428 or PTI-801 are intended to be or may in the future be administered, including Vertex’s Kalydeco®, Orkambi® and SymdekoTM;

•	our plans to develop and commercialize PTI-428, PTI-801 and our combination solutions, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for PTI-428, PTI-801 and our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of PTI-428, PTI-801 and our combination solutions for any indication
•	the benefits of FDA designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•	our ability to obtain additional financing;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco, Orkambi and Symdeko are trademarks of Vertex Pharmaceuticals Incorporated.

PART I

Item 1. Business

Overview

We are an innovative, clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company focuses on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-428, an amplifier, and PTI-801 a third generation corrector, both of which we believe are amenable for add-on therapy to standard-of-care CFTR modulator treatment and PTI-808, a potentiator intended to be developed as part of a dual combination with PTI-801 and a triple combination that also includes PTI-428 and PTI-801. We are developing and, if approved, intend to commercialize our own therapies, including add-on and combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

There is presently no cure for CF. CF affects an estimated 70,000 to 100,000 patients worldwide with the vast majority of the diagnosed patients residing in the United States, Canada, Europe and Australia. CF is a progressive disease and the most common fatal inherited disease among Caucasians. Without normal CFTR protein activity, thick mucus accumulates in vital organs, particularly the lungs, pancreas and gastrointestinal tract, and causes many complications, including respiratory infections, chronic lung inflammation, poor absorption of nutrients and in most cases, progressive respiratory failure. CF patients require lifelong treatment with multiple daily medications, hours of self-care, and frequent hospitalizations. In 2016, the median age of death in the United States from CF was 30 years.

The approval of CFTR modulator based therapy, consisting of a potentiator and a combination of a potentiator and a corrector, has validated the clinical benefit of a small molecule pharmacological approach to improve CFTR function and has become a standard of care for eligible CF patients. These developments have spurred drug discovery and development initiatives that include a combinational approach of multiple modulators. To our knowledge there are only two pharmaceutical companies currently developing combined uses of three CFTR modulators whose goal is the restoration of CFTR protein activity in CF patients by using one potentiator and two corrector molecules. Correctors, such as lumacaftor or tezacaftor, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve a higher level of activity without repairing the actual protein mutation. Potentiators, such as ivacaftor, are believed to increase the opening time of the CFTR protein channel resulting in higher ion flow across the cell membrane.

Unlike other triple combination drug discovery and development approaches for CF that are based on potentiators and correctors, our program includes PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the newly synthesized unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with correctors and potentiators significantly improves the in vitro CFTR protein activity achieved by these CFTR modulators alone.

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

With the recent advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care, which addresses only the symptoms of CF, to disease-modifying agents that target the genetic cause of the disease or the mutated CFTR protein. We are developing and, if approved, intend to commercialize a proprietary combination therapy for patients with an F508del mutation of the CFTR gene, the most common CFTR gene mutation. In the United States, approximately 86% of all CF patients have an F508del mutation of the CFTR gene, of which approximately 53% are homozygous (having two copies of the F508del mutation), and approximately 47% are heterozygous (having an F508del mutation and one other mutation).

We and others have analyzed published data by Vertex Pharmaceuticals Incorporated, or Vertex, on its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor and tezacaftor) and combinations thereof, which show a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in CF patients and healthy volunteers in the first half of 2016. The Phase 1 trial in CF patients included single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. We reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the PTI-428 Phase 1 clinical trial in CF subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi® (lumacaftor/ivacaftor) as their background, standard of care therapy, as well as a cohort of CF subjects receiving PTI-428 or placebo for 7 days who were not taking CFTR modulator based therapies.

We have completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi® as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December of 2017, we announced the results of the study which showed that the addition of PTI-428 to Orkambi® demonstrated mean absolute improvements in ppFEV1 of 5.2 percentage points from baseline compared to placebo (p≤0.05), with mean relative improvements of 9.2 percent (p≤0.05). This treatment effect was achieved by day 14 and sustained through 28 days of dosing.

In CF subjects on Orkambi® therapy, it has been shown in two registrational Phase 3 studies that the magnitude of response to Orkambi varied according to patient lung function at screening suggesting that the overall efficacy captured in these studies was mainly driven by the subgroup with baseline ppFEV1 below 70% (+3.3 percentage points) while the changes in the group with FEV1 ≥70% were not statistically significant. A similar analysis was performed in our 28-day study with PTI-428 and it showed an average +6.6 percentage points (p<0.05) increase in absolute ppFEV1 compared to placebo for patients who had lower baseline ppFEV1 value (<70%). The results of the subgroup analysis are consistent with Phase 3 data with Orkambi®, suggesting that PTI-428 potentially amplifies the Orkambi® effect in the responder population.

Additional endpoints in the study included measurement of changes in sweat chloride (secondary endpoint) and CFTR expression in nasal epithelia (exploratory endpoint). In this study, a positive increase in CFTR protein from baseline was observed in PTI-428 treated subjects and the magnitude of change was consistent with the changes in CFTR protein levels observed in an in vitro human bronchial cell (HBE) cell model. In contrast, changes in sweat chloride did not correlate with changes in lung function.

In the 28-day study, PTI-428 was generally well tolerated and lacked clinically meaningful drug-drug interactions with ivacaftor and lumacaftor. Fourteen of 20 subjects receiving PTI-428 and two of four subjects receiving placebo experienced at least one treatment emergent adverse event. There were no serious adverse events, or SAEs, and there were two adverse events, or AEs, that led to study discontinuation. Both cases were thrombocytopenia of mild grade and comparable magnitude and value. One occurred while a subject was on Orkambi® only and one in a subject receiving PTI-428 with both subjects resolving spontaneously.

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi® as background therapy.  The designation was based on the FDA’s review of available clinical evidence, including the observed increase in FEV1 and CFTR protein levels in the 28-day study.  Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Also in March 2018, the FDA granted Orphan Drug designation for PTI-428. The FDA grants orphan designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition, as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.

Our IND for the Phase 1 study of PTI-801, a corrector molecule, was submitted to the FDA in the first quarter of 2017 and is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and reported initial data on this portion of the study in 2017.

We have initiated a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi® therapy. In December of 2017, we reported initial data from a preliminary ad hoc analysis of the first five subjects (four PTI-801 treated and one placebo) of the first dose level tested.  All four subjects who received once-a-day 100 mg of PTI-801 completed two weeks of dosing. The pharmacokinetic (PK) profile observed from these four subjects was consistent with the PK profile observed for healthy volunteers. These initial data also showed no clinically meaningful drug-drug interactions with either lumacaftor or ivacaftor.  There were no serious adverse safety events reported that were considered as possibly drug related.  Mean absolute improvements in ppFEV1 of approximately 4 percentage points from baseline, with mean relative improvements of approximately 7 percent, were observed in the four PTI-801 subjects who completed two weeks of dosing. This study, designed to investigate the effect of PTI-801 in escalating doses in multiple cohorts, is ongoing.

Our IND for the Phase 1 study of PTI-808, a potentiator molecule, was submitted to the FDA in the second quarter of 2017 and is now active. PTI-808 has completed investigation in 48 healthy volunteers with up to 300 mg in single and multiple dose cohorts. PTI-808 was found to be generally well tolerated.  One subject experienced a serious adverse event from a pre-existing condition of transverse myelitis. This serious adverse event was considered unlikely to be related to the study drug. No adverse events leading to discontinuation of treatment were reported.  All other adverse events that have been reported to date were of mild or moderate severity. Preliminary PK assessment of PTI-808 suggests that it could potentially be suitable for once daily dosing.

Co-administration of PTI-428, PTI-808 and PTI-801 has been completed in 20 healthy volunteer subjects.  Safety and PK profiles achieved with seven days of once-a-day oral dosing of PTI-428, PTI-801 and PTI-808 indicated these compounds were generally well-tolerated and could potentially be amenable for once a day dosing. No SAEs or AEs leading to discontinuation of treatment were reported.  The PK data demonstrated a lack of clinically meaningful drug-drug interactions.

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in the United States and Europe. In January of 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network (TDN) and the Clinical Trial Network (CTN). Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.

In 2018, we aim to (1) produce additional data from our 14-day study of PTI-801 in CF patients on background Orkambi in the first half, (2) continue dosing CF patients in a double combination trial consisting of

PTI-801 and PTI-808, and produce initial data by mid-year, (3) initiate a triple combination of our proprietary agents PTI-428, PTI-801 and PTI-808 in CF patients in the first half, and produce preliminary data in the second half and (4) initiate a clinical study with PTI-428 in patients on background Symdeko in the second half with initial data in early 2019.

We have exclusive worldwide commercial rights to PTI-428, PTI-801 and PTI-808, as well as our proprietary combinations. We plan to pursue regulatory approval for add-on therapies based on PTI-428 and/or PTI-801 in regions where ivacaftor and lumacaftor (and ivacaftor and tezacaftor, as applicable) are commercially available. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we plan to independently commercialize PTI-428 and/or PTI-801 in those regions. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

In addition to our wholly owned CF programs, we have partnered with a major pharmaceutical company, Astellas Pharma Inc., or Astellas, on our unfolded protein response, or UPR, program. The UPR program is intended to reduce the accumulation of unfolded proteins in the endoplasmic reticulum, or ER, which is observed in many diseases caused by an imbalance in the proteostasis network and characterized by defects in protein folding, trafficking and clearance, including genetic, neurodegenerative and retinal degenerative diseases. In August 2016, we announced the achievement of a preclinical milestone by demonstrating that selective modulation of the UPR pathway is an effective disease-modifying approach in the treatment of multiple diseases with few or no therapies currently available.

Strategy

Our mission is to improve the lives of patients who suffer from rare diseases for which there are limited or no available treatments, with an initial therapeutic focus on CF. To accomplish our objectives, we intend to:

•

Develop our own proprietary combination product candidates, including a triple combination (PTI-428, PTI-801, PTI-808) and a double combination (PTI-801 and PTI-808), to address a broad spectrum of CFTR gene mutations.

We have identified novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del. We have nominated PTI-801, a corrector molecule, and PTI-808, a potentiator molecule, as drug development candidates that, when combined with PTI-428, are active components of our triple combination. All three compounds have active INDs under FDA and we have completed co-administration of our triple combination consisting of PTI-428, PTI-801 and PTI-808 in healthy volunteers. Additionally, PTI-428 has completed a Phase 1 study in healthy volunteers and CF patients, as well as a Phase 2 study in CF patients stable on Orkambi. Phase 1 studies in healthy volunteers have been completed for PTI-801 and PTI-808 and exploration of PTI-801 in CF patients on background Orkambi are underway.

o

Triple Combination.  We believe that the treatment paradigm in CF for the vast majority of patients could be based on combination therapies of CFTR modulators anchored by PTI-428. Subject to positive results from our PTI-801 program, we aim to initiate dosing of our triple combination in CF patients in the first half of 2018 with preliminary data expected in the second half of 2018. More specifically, we expect that the PTI-808 study will explore ascending doses of PTI-808 in CF patients homozygous for F508del not taking Orkambi or Symdeko and who are also receiving PTI-428 and PTI-801.  The TDN and CTN have endorsed the protocol for our triple combination and have assigned it a high strategic fit score.

o

Double Combination.  In addition, we have commenced dosing CF patients for a double combination study consisting of PTI-801 and PTI-808, and plan to produce initial data by mid-year 2018.  In vitro data in patient cells showed that the combination of PTI-801 and PTI-808 restored CFTR protein activity to levels beyond those observed in cells from healthy carriers. The TDN has endorsed the protocol for our double combination.

•

Rapidly advance clinical development of PTI-801 and PTI-428 as potential add-on therapies to existing and possible future standard of care CFTR modulator therapies by conducting additional studies to support a registrational path as add-on options.

In vitro data showed that our proprietary amplifier PTI-428 and our corrector PTI-801 synergize with currently available CFTR modulator combinations ivacaftor/lumacaftor and ivacaftor/tezacaftor, approved as Orkambi and Symdeko, respectively, suggesting that they may provide additional therapeutic benefit in CF subjects who take the approved products as their standard of care.

o

PTI-801 as Add-on.  In the first quarter of 2017, we filed an IND for our proprietary corrector, PTI-801, which is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and reported initial data on this portion of the study in 2017.  In December of 2017, we shared initial data from a preliminary ad hoc analysis of the first five subjects (four PTI-801 treated and 1 placebo) of the first dose level tested in the 14-day dosing study of PTI-801 in CF patients on background Orkambi® therapy.  All four subjects who received once-a-day 100 mg of PTI-801 completed two weeks of dosing. The pharmacokinetic (PK) profile observed from these four subjects was consistent with the PK profile observed for healthy volunteers. These initial data also showed no clinically meaningful drug-drug interactions with either lumacaftor or ivacaftor.  There were no serious adverse safety events reported that were considered as possibly drug related.  Mean absolute improvements in ppFEV1 of approximately 4 percentage points from baseline, with mean relative improvements of approximately 7 percent, were observed in the four PTI-801 subjects who completed two weeks of dosing.

o

PTI-428 as Add-on.  We have shown that PTI-428, combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles in vitro CFTR protein activity in cells homozygous for F508del compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. We completed the Phase 1 trial in healthy volunteers which included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. In December of 2017, we announced the completion of a Phase 2 study designed to evaluate the efficacy, safety, and tolerability of 50 mg once-a-day PTI-428 over a 28-day treatment period with CF patients on background Orkambi® (lumacaftor/ivacaftor) and we plan to initiate a clinical study with PTI-428 in subjects on background Symdeko in the second half of this year. In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi® as background therapy. Also in March 2018, the FDA granted Orphan Drug designation for PTI-428.

The addition of PTI-428 to Orkambi® demonstrated mean absolute improvements in ppFEV1 of 5.2 percentage points from baseline compared to placebo (p≤0.05), with mean relative improvements of 9.2 percent (p≤0.05). This treatment effect was achieved by day 14 and sustained through 28 days of dosing. In the 28-day study, PTI-428 was generally well tolerated and lacked clinically meaningful drug-drug interactions with ivacaftor and lumacaftor. Fourteen of 20 subjects receiving PTI-428 and two of four subjects receiving placebo experienced at least one treatment emergent adverse event. There were no serious adverse events and there were 2 adverse events that led to study discontinuation. Both cases were thrombocytopenia of mild grade and comparable magnitude and value. One occurred while a subject was on Orkambi® only and one in a subject receiving PTI-428 with both subjects resolving spontaneously. We plan to generate additional evidence supporting the use of PTI-428 in combination with other CFTR modulators and broaden the patient population beyond the initially targeted F508del homozygous subjects. Based on preclinical studies to date, PTI-428, in combination with other CFTR modulators, has shown a consistent positive effect on in vitro CFTR protein activity across multiple CFTR gene mutation classes.

•

Generate highly selective drug candidates in CF and other diseases caused by dysfunctional protein processing by leveraging our knowledge of small molecules that could help restore protein function and of the proteostasis network. We are focused on developing drugs based on our unique and comprehensive expertise regarding agents that could help restore protein function, the proteostasis network and its role in protein biosynthesis, folding, trafficking and clearance. We believe that this expertise will enable us to identify and develop drug candidates that are transformative for diseases caused by dysfunctional protein processing. In CF, we are exploiting the mechanism of action of PTI-428 which enhances the yield of HTS of small molecule libraries and has enabled the identification of several novel proprietary CFTR modulators. We plan to continue to run HTS campaigns to continue to discover novel drug candidates for diseases caused by dysfunctional protein processing, including diseases where amplifiers can have a clinically meaningful impact.

•

Enter into additional collaborative partnerships to develop and commercialize novel compounds in indications outside of our key strategic areas. Our existing corporate alliance with Astellas provides for future aggregate milestone payments of up to approximately $400 million. We plan to enter into other arrangements that leverage our expertise. Partnership opportunities will be screened and evaluated based on their potential to generate additional value by giving us a stake in the resulting products’ future revenues and to maximize the value of our assets and screening techniques to discover novel drug candidates for use in additional disease indications.

Industry Overview—Cystic Fibrosis

CF is an orphan disease that affects an estimated 70,000 to 100,000 diagnosed patients worldwide, with the vast majority of individuals in the United States, Canada, Europe and Australia. CF is the most common fatal inherited disease in Caucasians. The incidence of CF varies across the globe. CF affects one out of 3,500 births in the United States, one out of 2,000 to 3,000 in Europe, and one out of 2,500 in Australia.

There is presently no cure for CF. It is a progressive disease caused by a deficiency in CFTR protein activity, resulting in the accumulation of thick mucus in vital organs, particularly the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience, among many other conditions, respiratory infections, chronic lung inflammation, poor absorption of nutrients and, in most cases, progressive respiratory failure. Although the life expectancy of CF patients has improved, the median age of death in the United States in 2016 was only 30 years, with a vast majority of such deaths resulting from respiratory failure.

CF patients require lifelong treatment with multiple daily medications, hours of self-care, frequent hospitalizations and lung transplants, which if available, are life-extending but not curative.

Kalydeco, Orkambi and Symdeko, products that contain CFTR modulators, are the only products currently approved to treat the underlying cause of the disease and are available to eligible CF patients in the United States, and certain other territories where they have received marketing and reimbursement approvals. The three products combined address genotypes present in approximately half of all CF patients, leaving a substantial portion of the global CF patient population without access to disease targeting therapies either due to label exclusion or lack of market access.

In 2017, worldwide sales of Orkambi and Kalydeco were approximately $2.2 billion with analysts currently forecasting the cumulative sales of the two drugs to surpass $4 billion by 2020.

Patient advocacy and charitable not-for-profit organizations play an important role in raising disease awareness and advancing research and development of new therapeutic options.  In the United States, the Cystic Fibrosis Foundation, or CFF, a not-for-profit organization with $3.9 billion in cash, cash equivalents and investments (as of December 31, 2016), contributes to clinical development by funding basic research and clinical trials, and granting awards for development of new drug candidates, thereby playing an important role in shaping the drug development landscape.

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

Current Standard of Care

There presently is no cure for CF. Kalydeco, Orkambi and Symdeko are the only products currently approved to treat the underlying cause of CF. Kalydeco is a potentiator believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time. However, Kalydeco is presently approved only for the treatment of CF patients with Gating mutations and R117H Conductance mutations, which impact less than 10% of the CF patient population in the United States and Canada. Although other potentiators may be developed, it is expected that potentiators, when used alone as a monotherapy, would likely address only Gating, Conductance and some Synthesis mutations, impacting only approximately 15% of all CF patients in those regions. Orkambi and Symdeko include correctors believed to improve protein folding and trafficking to enable abnormally folded protein to achieve some level of activity without repairing the actual protein, which works together with the same potentiator in Kalydeco, to enhance overall CFTR protein activity. However, both products are only approved for the treatment of CF patients who are homozygous for F508del, a genotype that represents approximately 45% of the CF patient population in the United States and Europe, although Symdeko is also approved for 22 specific additional mutations.

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

Pipeline Approaches to Improving Standard of Care

The current CF drug development pipeline includes several therapeutic approaches aimed at either restoration of CFTR activity or improved symptoms management. One of the most promising approaches includes combinations of complementary CFTR modulators which tackle specific steps in the lifecycle of the mutated protein. The approvals of Orkambi and Symdeko validate the rationale for the combination of CFTR modulators, a corrector and a potentiator.  Two companies are exploring the therapeutic potential of triple combinations that involve co-administration of one potentiator and two correctors with most advanced studies currently in Phase 3. We believe that disease modifying therapies in CF will shift towards a triple combination approach which will become the new standard of care.

In addition to drug candidates targeting CFTR protein several other companies are pursuing different cellular targets that might have a beneficial effect on CF related symptoms. Recently, several companies and academic groups have begun to explore the application of early gene editing technologies, such as CRISPR-Cas9, to CF; if successful, these techniques could potentially address the underlying gene mutation defect. However, these technologies are in their infancy and are expected to take many years to develop and evaluate.

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

Strong Correlation between CFTR Protein Activity and Lung Function

Our analyses of published data on Vertex’s CFTR modulators (the potentiator ivacaftor and correctors lumacaftor and tezacaftor) show a strong correlation between the in vitro CFTR protein activity as measured by the Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials of these CF product candidates. Importantly, as shown in Figure 2, in vitro CFTR protein activity of these modulators at 50% of normal correlates with an absolute improvement of approximately 10% in FEV1 as seen in clinical trials.

Figure 2: CFTR Protein Activity is Highly Correlated with Observed Clinical Efficacy

Strong Correlation between CFTR Protein Activity and Sweat Chloride

The analysis of published data on CFTR modulators (the potentiators ivacaftor and GLPG1837; and the correctors lumacaftor and tezacaftor) suggest a strong correlation between the in vitro CFTR protein activity as measured by the Ussing Chamber Assay and reductions in sweat chloride concentration of treated CF patients. We believe the analysis supports the predictive value of in vitro CFTR protein activity with sweat chloride reductions seen in clinical trials observed with approved CFTR modulators.

Our Solution

We are developing and, if approved, intend to commercialize proprietary combination therapies for CF patients carrying at least one F508del allele, which may consist of a double and/or a triple combination.  Our current pipeline includes a double comprised of PTI-801, a corrector, and PTI-808, a potentiator, and a triple combination of PTI-428, an amplifier, together with PTI-801 and PTI-808. The three classes of CFTR modulators have pharmacological characteristics and a mechanism of action that is synergistic and act in different cellular compartments as shown in Figure 3. Amplifiers, a novel class of CFTR modulators, have been shown in in vitro studies to selectively increase the amount of the newly synthesized and unfolded form of CFTR protein in the cell, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon, leading to improved overall CFTR protein activity. The combined effect of amplifiers and marketed or investigational correctors and potentiators further increases the CFTR protein activity, which, as described above, is predicted to correlate with improved clinical outcomes in CF.

Figure 3: CFTR Modulators

Our approach to building a comprehensive franchise of CFTR modulators has leveraged amplifiers as a screening tool for discovering novel CFTR modulators such as potentiators, correctors and read through agents. We plan to continue drug discovery and development programs and broaden our CF pipeline with additional CFTR modulators that have the potential for combined use and full restoration of CFTR activity in various genotypes.

Our Product Candidates

By combining our understanding of protein homeostasis with our discovery and development expertise, we have built a robust pipeline of programs targeting the key mechanisms underlying CF and other rare diseases.

CFTR modulators are compounds that affect the folding, trafficking and clearance of CFTR protein and can be classified according to ways in which they affect CFTR protein. Despite the approval of Kalydeco, a potentiator, and Orkambi and Symdeko, each a combination of a potentiator and corrector, we believe there is still significant potential for improvement in clinical outcomes beyond existing treatments and therapies presently in clinical development for the treatment of CF. We have identified a novel class of CFTR modulators, amplifiers, that we believe are synergistic with Orkambi and Symdeko and could potentially enhance their ability to improve CFTR function. We have subsequently identified proprietary correctors and potentiators that are complementary to our amplifiers and designed to work synergistically to restore CFTR function to approximately normal levels.

Our product candidate PTI-428, an orally bioavailable amplifier, is a novel, first-in-class drug candidate that, when used in combination with existing treatments and therapies presently in clinical development, has shown a consistent positive effect on CFTR protein activity in vitro. We have identified novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del.  PTI-428 has completed Phase 1 and 2 studies in the United States in healthy volunteers and CF subjects.

PTI-801, our lead corrector agent, and PTI-808, our lead potentiator agent, are drug development candidates in clinical development as a double combination and, when combined with PTI-428, are active components of our triple combination. We intend to initiate a triple combination study during 2018. We submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active, and are in clinical development to study PTI-801 as an add-on to CF patients on background Orkambi. We also submitted an IND for PTI-808, during the second quarter of 2017, which is now active. We have completed a Phase 1 study in healthy volunteers of both PTI-808 and a co-administration of our triple combination agents. We believe that the treatment paradigm in CF for the majority of patients could be based on combination therapies of CFTR modulators as a double combination of our proprietary corrector PTI-801 and potentiator PTI-808 and/or as a triple combination anchored by PTI-428.  We also believe that our PTI-801 corrector and PTI-428 amplifier candidates have the potential to be add-on therapies to existing and possible future standard of care CFTR modulator therapies Orkambi and Symdeko.

Our studies show that amplifiers selectively increase the amount of the newly synthesized, unfolded form of CFTR protein in the cell, thus increasing the amount of CFTR protein available for trafficking. When combined with ivacaftor and either lumacaftor or tezacaftor, PTI-428 nearly doubles the in vitro CFTR protein activity in cells homozygous for F508del in our Ussing Chamber Assays compared to a combination of only ivacaftor and lumacaftor.

Our CF product pipeline is described in more detail in Figure 4.

Figure 4: Our CF Product Pipeline

We have identified novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del. PTI-801 and PTI-808 are drug development candidates which, when combined with PTI-428, are active components of our triple combination.

We believe that combinations of our own CFTR modulators in double or triple combination, and PTI-428 and PTI-801 as single agents as add-ons to current and future standard of care CFTR modulator therapies, have the potential to address a significant portion of underserved patients. We have shown that PTI-428, when used in combination with ivacaftor and either lumacaftor or tezacaftor, nearly doubles in vitro CFTR protein activity in the Ussing chamber assay compared to treatment without PTI-428.

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

Using our expertise to screen compounds that are complementary with PTI-428, we are designing and developing correctors and potentiators that are optimized to work more synergistically with our proprietary CFTR modulators than third-party CFTR modulators. We are in clinical development with PTI-801, a corrector molecule, and PTI-808, a potentiator molecule, which, when combined with PTI-428, are active components of our triple combination product and we aim to initiate a triple combination study in 2018. We are currently in clinical development with CF patients taking a double combination of PTI-801 and PTI-808.  In addition to having desirable drug-like properties, the molecules have differentiated features. PTI-801 acts in a complimentary and synergistic way with other correctors, such as lumacaftor, suggesting a different mechanism of action. Furthermore, we have seen in vitro that it prevents ivacaftor induced destabilization of F508del CFTR upon chronic exposure.

We have demonstrated that our triple combination of PTI-428 together with PTI-801, our novel corrector, and PTI-808, our novel potentiator, can achieve mechanistic synergy leading to a full restoration of in vitro CFTR protein activity in patient-derived HBE cells homozygous for F508del. Additionally, the combination of PTI-801 and PTI-808 has demonstrated superior in vitro efficacy compared to the combination of lumacaftor and ivacaftor. We anticipate that these findings, described in Figure 5 below, could potentially translate into a more clinically meaningful benefit to a broader set of mutation classes than those addressed by therapies that are presently approved or known to be under development.

Figure 5: Amplifier-Based Triple Combination Restored F508del-CFTR Function to Almost Normal CFTR Function in In Vitro Assays

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

Likewise, correctors, such as lumacaftor and tezacaftor, alter the ratio of unfolded to fully folded form of CFTR protein by acting on the protein folding process to increase the amount of the mature form. Our in vitro studies show that PTI-428 does not affect the ratio of the two protein forms, but rather leads to increases in the total amount of both forms of CFTR protein in a dose-dependent fashion.

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

PTI-428 – In Vitro Studies

An Ussing Chamber Assay study with HBE cells homozygous for F508del was conducted to assess the effects of PTI-428 in combination with ivacaftor and lumacaftor on in vitro CFTR protein activity. HBE cells were incubated with lumacaftor with or without PTI-428 for 24 hours before adding ivacaftor during the measurement of ion flow in the Ussing Chamber Assay. As shown in Figure 7, addition of PTI-428 to a combination of ivacaftor and lumacaftor resulted in an approximately 1.8-fold increase in in vitro CFTR protein activity, as measured by ion flow, compared to the potentiator and corrector combination alone. We then replicated the study with ivacaftor and another corrector, tezacaftor, with similar results as those indicated in Figure 7.

Figure 7: Ion Flow in Patient-Derived HBE Cells with F508del Mutations

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

Additionally, in experiments using patient-derived HBE cells homozygous for F508del, exposure to PTI-428 led to an increase in CFTR mRNA and higher CFTR protein activity, with both changes in the 1.5 to 2.0-fold range, suggesting a positive correlation and predictive value of CFTR mRNA measurement for the drug’s efficacy.

We are not aware of other compounds presently in development for the treatment of CF that increase the amount of CFTR mRNA or CFTR protein.

Clinical Development Programs

In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became active. We initiated our first Phase 1 clinical trial in CF patients and healthy volunteers in the first half of 2016. The Phase 1 trial in CF patients included single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. We reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the PTI-428 Phase 1 clinical trial in CF subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi® as their background, standard of care therapy, as well as a cohort of CF subjects receiving PTI-428 or placebo for 7 days who were not taking CFTR modulator based therapies.

We have completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi® as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December of 2017, we announced the results of the study which showed that the addition of PTI-428 to Orkambi® demonstrated mean absolute improvements in ppFEV1 of 5.2 percentage points from baseline compared to placebo (p≤0.05), with mean relative improvements of 9.2 percent (p≤0.05). This treatment effect was achieved by day 14 and sustained through 28 days of dosing.

In CF subjects on Orkambi® therapy, it has been shown in two registrational Phase 3 studies that the magnitude of response to Orkambi varied according to patient lung function at screening suggesting that the overall efficacy captured in these studies was mainly driven by the subgroup with baseline ppFEV1 below 70% (+3.3 percentage points) while the changes in the group with FEV1 ≥70% were not statistically significant. A similar analysis was performed in our 28-day study with PTI-428 and it showed an average +6.6 percentage points (p<0.05) increase in absolute ppFEV1 compared to placebo for patients who had lower baseline ppFEV1 value (<70%). The results of the subgroup analysis are consistent with phase 3 data with Orkambi®, suggesting that PTI-428 potentially amplifies the Orkambi® effect in the responder population.

Additional endpoints in the study included measurement of changes in sweat chloride (secondary endpoint) and CFTR expression in nasal epithelia (exploratory endpoint). In this study, a positive increase in CFTR protein from baseline was observed in PTI-428 treated subjects and the magnitude of change was consistent with the changes in CFTR protein levels observed in an in vitro human bronchial cell (HBE) cell model. In contrast, changes in sweat chloride did not correlate with changes in lung function.

In the 28-day study, PTI-428 was generally well tolerated and lacked clinically meaningful drug-drug interactions with ivacaftor and lumacaftor.   Fourteen of 20 subjects receiving PTI-428 and two of four subjects receiving placebo experienced at least one treatment emergent adverse event. There were no serious adverse events and there were 2 adverse events that led to study discontinuation. Both cases were thrombocytopenia of mild grade and comparable magnitude and value. One occurred while a subject was on Orkambi® only and one in a subject receiving PTI-428 with both subjects resolving spontaneously.

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi® as background therapy.  The designation was based on the FDA’s review of available clinical evidence, including the observed increase in FEV1 and CFTR protein levels in the 28-day study.  Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Also in March 2018, the FDA granted Orphan Drug designation for PTI-428. The FDA grants orphan designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition, as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.

In the second half of 2018, we plan to initiate a clinical study with PTI-428 in CF subjects on background Symdeko therapy with initial data expected early next year.

Our IND for the Phase 1 study of PTI-801, a corrector molecule, was submitted to the FDA in the first quarter of 2017 and is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and reported initial data on this portion of the study in 2017.

We have initiated a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi therapy. In December of 2017, we reported initial data from a preliminary ad hoc analysis of the first five subjects (four PTI-801 treated and one placebo) of the first dose level tested.  All four subjects who received once-a-day 100 mg of PTI-801 completed two weeks of dosing. The pharmacokinetic (PK) profile observed from these four subjects was consistent with the PK profile observed for healthy volunteers. These initial data also showed no clinically meaningful drug-drug interactions with either lumacaftor or ivacaftor.  There were no serious adverse safety events reported that were considered as possibly drug related.  Mean absolute improvements in ppFEV1 of approximately 4 percentage points from baseline, with mean relative improvements of approximately 7 percent, were observed in the four PTI-801 subjects who completed two weeks of dosing. This study, designed to investigate the effect of PTI-801 in escalating doses in multiple cohorts, is continuing.

Our IND for the Phase 1 study of PTI-808, a potentiator molecule, was submitted to the FDA in the second quarter of 2017 and is now active. PTI-808 has completed investigation in 48 healthy volunteers with up to 300 mg in single and multiple dose cohorts. PTI-808 was found to be generally well tolerated.  One subject experienced a serious adverse event from a pre-existing condition of transverse myelitis. This serious adverse event was considered unlikely to be related to the study drug. No adverse events leading to discontinuation of treatment were reported.  All other adverse events that have been reported to date were of mild or moderate severity. Preliminary PK assessment of PTI-808 suggests that it could potentially be suitable for once daily dosing.

Co-administration of PTI-428, PTI-801 and PTI-808 has been completed in 20 healthy volunteer subjects.  Safety and PK profiles achieved with seven days of once-a-day oral dosing of PTI-428, PTI-801 and PTI-808 indicated these compounds were generally well-tolerated and could potentially be amenable for once a day dosing. No SAEs or AEs leading to discontinuation of treatment were reported.  The PK data demonstrated a lack of clinically meaningful drug-drug interactions.

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in US and Europe. In January of 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network (TDN) and the Clinical Trial Network (CTN). Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.

Our ongoing clinical trials are summarized as follows:

Add-on therapy:

PTI-801: We are conducting a 14-day once-a-day, placebo controlled, double blind, dosing study with PTI-801 in CF subjects on background Orkambi therapy. This Phase 1 study is designed to investigate the effect of PTI-801 in escalating doses in multiple cohorts, with primary objectives of safety and tolerability and secondary objectives of PK and FEV1.

PTI-428: We are planning a clinical study with PTI-428 in CF subjects on background Symdeko therapy.

PTI-428: We are studying PTI-428 in a 14-day once-a-day, placebo controlled, double blind, dose-range study in patients on background Kalydeco.

Combination studies:

We are conducting Phase 1 combination studies with our proprietary drug candidates PTI-428, PTI-801 and PTI-808, in double and triple combination formats with an expected enrollment of up to 46 CF patients.

•

Double combination:  we have commenced dosing CF subjects homozygous for the F508del mutation in a 14-day double combination study of PTI-801 and PTI-808, expected to consist of two cohorts with escalating doses of both agents in the second cohort. This study is placebo-controlled.

•

Triple combination:  we aim to initiate dosing of CF subjects homozygous for the F508del mutation in a 21-day study of PTI-428, PTI-801 and PTI-808, expected to consist of two cohorts with escalating doses of PTI-808 in the second cohort and fixed doses of PTI-801 and PTI-808.  This study is placebo-controlled and will consist of a 7-day run-in where patients will be dosed solely with PTI-808, followed by a period of 14 days where patients will be taking all three investigational drugs.

We have completed 28-day GLP preclinical combination safety studies to support our combination trials.

In 2018, we aim to (1) produce additional data from our 14-day study of PTI-801 in CF patients on background Orkambi in the first half, (2) continue dosing CF patients in a double combination trial consisting of PTI-801 and PTI-808, and produce initial data by mid-year, (3) initiate a triple combination of our proprietary agents PTI-428, PTI-801 and PTI-808 in CF patients in the first half, and produce preliminary data in the second half and (4) initiate a clinical study with PTI-428 in patients on background Symdeko in the second half with initial data in early 2019.

Commercialization

We have exclusive worldwide commercial rights to PTI-428, PTI-801 and PTI-808, as well as our proprietary combinations. We plan to pursue regulatory approval for add-on therapies based on PTI-428 and/or PTI-801 in regions where ivacaftor and lumacaftor (and ivacaftor and tezacaftor, as applicable) are commercially available. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we plan to independently commercialize PTI-428 and/or PTI-801 in those regions. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

Our pricing and reimbursement strategy for therapies will be based on the efficacy and safety profile that will be collected during registrational studies. Pharmacoeconomic models that could support our potential pricing considerations for a CFTR modulator have been widely used in territories where the drug is approved and provide us with validated strategies to be used in future pricing and reimbursement negotiations.

Manufacturing and Supply

We do not own or operate, and presently have no plans to establish, any manufacturing facilities. We presently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We have outsourced the manufacturing of current Good Manufacturing Practice, or cGMP-grade, product for preclinical studies and clinical trials. Our contract manufacturers have had and we believe that they will have the capacity to produce adequate quantities of PTI-428, PTI-801, and PTI-808 for both our preclinical studies and our clinical trials. We do not presently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA.

We have entered into manufacturing and supply agreements with three vendors and these activities are ongoing. As of the date of this report, we believe we have access to sufficient amounts of cGMP-certified material for use in our clinical trials.

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

Regulatory Strategy

We plan to conduct clinical studies for our CF programs in territories with the largest populations of CF patients such as North America, Europe and Australia. We therefore rely on local regulatory and ethics authorities for the approval of our IND or equivalent submissions. All three compounds have active INDs under the FDA in the United States and approvals by regulatory bodies in ex-U.S. territories where the respective study or studies are ongoing and active.

For CF, in addition to regulatory agencies, patient advocacy groups can play a key role in helping access study subjects. In the United States, the TDN has developed a network consisting of 89 CF centers to ensure consistency and high quality of clinical study execution. We believe TDN endorsement is an important factor for CF centers in deciding whether to participate in a CF trial, and which trials to prioritize.  In Europe, the CTN, the development arm of the European Cystic Fibrosis Society, acts in a somewhat analogous manner, as a patient advocacy group that reviews and ranks protocols for CF trials. PTI-428 has received the priority score “high medium” by the CTN.  Our triple combination clinical study protocol has received endorsement and a high strategic fit score from the Therapeutics Development Network (TDN) and the Clinical Trial Network (CTN). Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.  The protocol for PTI-801 has also been endorsed by both organizations.

The CFF and ECFS are the most impactful CF patient advocacy organizations and shepherd the execution of clinical trials in the United States and Europe, respectively.  Both organizations have well established processes to evaluate submitted study protocols based on scientific merit, study design, feasibility and the overall clinical research priorities of the CF community.  Protocols are reviewed by a selected group of experienced CF physician investigators, research coordinators, biostatisticians, people with CF and other specialists.

In the United States, upon the protocol endorsement, the TDN provides access to 89 accredited care centers with demonstrated expertise in clinical research, and supports study participant recruitment and execution of studies.  Since its founding in 1998, the TDN has conducted more than 130 clinical studies for CF, including studies of CFTR modulators. Similarly, in Europe, the CTN provides access for endorsed studies to 43 large and experienced CF centers located in 15 different countries, including the U.K. The TDN and the CTN have established a strong partnership for endorsed studies conducted in both the U.S. and Europe.

For all of our CF programs, we intend to maintain a proactive relationship with the Cystic Fibrosis Foundation Therapeutics and the TDN. We will continue to access patient-derived HBE cells from the Foundation’s database to conduct ongoing preclinical studies.

There is a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us which may increase competition for patients to enroll in our clinical trials.

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

In November 2014, we announced our collaboration with Astellas to research, develop and commercialize therapies targeting UPR. See “—Licenses—Astellas Agreement.” By specific activation of the UPR, we aim to better fold and export mutant proteins out of the ER and reduce the accumulation of misfolded aggregation-prone proteins. We are presently using our expertise to identify selective UPR activators. Preclinical evidence suggests that selectively activating the UPR could have therapeutic benefit in patients in a variety of diseases. As of today, the vast majority of drug discovery and development efforts are focused on the therapy of cancer with molecules inhibiting specific elements of the UPR. See “—Competition.”

Expertise Regarding the Proteostasis Network

We were founded around our unique and comprehensive expertise regarding the proteostasis network, or PN, which comprises pathways and cellular processes that control protein biosynthesis, folding, trafficking and clearance within a cell. Many diseases appear to be caused by an imbalance in the proteostasis network, including loss-of-function diseases, such as CF, and gain-of-toxic-function diseases, such as Alzheimer’s and Parkinson’s diseases. The decreased ability of the proteostasis network to cope with misfolded proteins from inherited gene mutations, aging, and metabolic or environmental stress appears to trigger or exacerbate proteostasis diseases.

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

We have developed and validated a phenotypic drug screening approach that is based on the use of highly predictive and functionally pertinent cellular assays. Our expertise regarding the PN is an integral part of our drug discovery and development approach used to discover compounds for other loss-of-function and gain-of-toxic-function diseases. We believe our PN expertise allows us to identify drug candidates with optimal pharmacological profiles to restore the proteostasis balance in the cell and thus address the cause of the disease. Our approach makes it also possible to identify active compounds that modulate a disease phenotype by acting on previously undescribed targets.

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

A number of companies are seeking to identify and develop drug candidates for the treatment of CF, including Vertex Pharmaceuticals Incorporated, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., Flatley Discovery Lab, LLC, F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona  Pharma plc, and several other companies. Of these, Vertex’s Kalydeco, Orkambi and Symdeko are the only drugs approved to treat an underlying cause of CF, rather than the symptoms.

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

Intellectual Property

Our owned patent applications relate to our amplifiers, correctors, and CFTR modulators and include patent applications directed to new compositions of matter and to methods of treating CF, including combination therapies with existing CFTR modulators and our own proprietary combinations.

As of December 31, 2017, we own three Patent Cooperation Treaty patent applications, and one pending U.S. provisional patent application family and we intend to seek patent protection in the United States and in selected jurisdictions worldwide for composition of matter, methods of use, and combination therapies relating to PTI-428. If we continue to pursue protection, and if any patents issue based on these applications, we expect such patents, if issued, to expire between 2035 and 2038.

As of December 31, 2017, we own one Patent Cooperation Treaty patent application and one pending U.S. provisional patent application and we intend to seek patent protection in the United States and in selected jurisdictions worldwide for composition of matter, methods of use, and combination therapies relating to new correctors, including PTI-801. If we continue to pursue protection, and if any patents issue based on this application family, we expect such patents to expire between 2036 and 2038.

As of December 31, 2017, we own one Patent Cooperation Treaty patent application relating to new potentiators, including PTI-808. If we continue to pursue protection, and if any patents issue based on this application, we expect such patents to expire in 2037.

We also own two issued U.S. patents, eight pending U.S. patent applications, six Patent Cooperation Treaty patent applications, all of which generally relate to other compounds and methods for our CF program; if we continue to pursue protection, and if any patents issue based on these applications, in the United States and in selected jurisdictions worldwide, we expect such patents, if issued, to expire between 2034 and 2037.

We primarily rely on trade secrets and know-how to protect the proprietary nature of our research and discovery platform. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Terminated Harvard Agreement

In December 2013, we amended and restated an existing license agreement signed on March 29, 2011 with the President and Fellows of Harvard College, or Harvard, in order to enter into a sublicense agreement with Biogen, or the Usp 14 agreement, which agreement was subsequently terminated by Biogen, to further develop and commercialize certain products under the Usp14 agreement and to retain the services of consultants Drs. Daniel Finley and Randall King for such purpose.

In October of 2017, we terminated the license agreement with Harvard University.  Following the termination, all licenses granted by either party to the other under the agreement terminated. The footnotes to our financial statements describe our surviving milestone and royalty obligations.

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

A number of different regulatory agencies may be involved, depending on the product at issue, and the type and stage of activity. These include the FDA, the U.S. Department of Health & Human Services, or HHS, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, state departments of health and more.

U.S. Government Regulation

Drug Development Process

In the United States, the FDA is a primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining and maintaining regulatory approvals and other compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources in addition to the commitment of dedicated manufacturing, regulatory and compliance personnel, among others. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval, may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal or restriction of an approval; imposition of a clinical hold or other limitation on both ongoing or future research; enforcement letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, or civil or criminal payments or penalties.

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

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or other marketing authorization application.

The development, testing and approval process requires substantial time, effort and financial resources and bears significant inherent risk that the individual products will not exhibit the relevant safety, effectiveness, or quality characteristics or that FDA, or any other regulatory authority, may interpret the data in a manner that does not support marketing approval or authorization. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

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

•

Phase 2. Clinical trials include controlled clinical studies initiated in a limited target patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study, and to determine common short-term side effects and risks associated with the drug.

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

Progress reports related to clinical trials must be submitted at least annually to the FDA and participating institutional review boards, and more frequent safety reports must be submitted to the FDA and to investigators for serious and unexpected suspected adverse events, and certain other purposes. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all and study protocols may be amended or terminated by either the FDA or the sponsor. For example, the FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an institutional review board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements, including requirements to protect study subjects, or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients.

We estimate that it generally takes 10 to 15 years, or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United States. Several years may be needed to complete each phase of development, including discovery, preclinical, Phase 1, 2 or 3, or marketing authorization.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 testing, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. For example, prior to initiating a Phase 3 study, sponsors have the option to submit a request for Special Protocol Assessment, or SPA, to FDA which, if granted provides FDA’s concurrence that the study, if conducted as designed and if successful, could support a regulatory approval for the drug candidate. A plan for pediatric assessment also must be discussed at the end of the Phase 2 meeting. Concurrent with clinical trials, companies usually complete additional animal trials and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing both the drug substance and finished drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the finished drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway.

Disclosure of Clinical Trial Information

Sponsors (or designated principal investigators) of clinical trials that are applicable clinical trials under the PHSA and the National Institute of Health’s recently published final rule regarding Clinical Trial Registration and Results information Submission are required to register their trials and disclose certain clinical trial information.  Phase 1 studies are not subject to these requirements.  Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials of unapproved new drugs that are still under development or new uses of approved drugs may be delayed, subject to limitations, until 30 calendar days after the new product or new indication being studied has been approved, or the marketing application has been withdrawn for a specified amount of time.  Where a new indication of a previously approved drug is sought, the submission of results information may also be delayed until 30 calendar days after FDA issues a letter that ends the review cycle for the application but does not approve the drug for the use studied in the clinical trial.  In addition, publication policies of major medical journals mandate certain registration and disclosures as a pre-condition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under PDUFA, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2018, the user fee for each NDA application requiring clinical data is $2,421,495. PDUFA also imposes an annual prescription drug program fee of $304,162. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable criteria are not satisfied, including if the manufacturing facilities fail to demonstrate cGMP compliance, or it may require additional preclinical, clinical or other data, such as manufacturing data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a Complete Response Letter if the agency decides not to approve the NDA in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the Complete Response Letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a product receives regulatory approval, the approval may be limited to specific diseases, dosages, or indications for use, which could restrict the commercial value of the product. Further, the FDA may require that certain limitations of use, contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval trials, including Phase 4 clinical trials, to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has various programs, including fast track, priority review, accelerated approval, and breakthrough therapy designation, that are intended to increase agency interactions, expedite or facilitate the process for reviewing drug candidates, and/or provide for initial approval on the basis of surrogate or intermediate endpoints. We believe that PTI-428 and PTI-801 may qualify for some of these expedited development and review programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later rescind such designation if it determines that the drug candidate no longer meets the conditions for qualification as clinical data and the approved treatment landscape continue to evolve.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives.   The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review with a goal review time frame of 6 months versus the standard 10 month standard review cycle for NDAs. Additionally, a product may be eligible for accelerated approval. Drug candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may qualify for accelerated approval if they demonstrate an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) (i.e., an intermediate endpoint), that is reasonably likely to predict an effect on IMM or other clinical benefit.  As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Failure to conduct required post-approval trials, or the inability to confirm a clinical benefit during post-marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, the FDA presently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act of 2012 also amended the FDCA to require FDA to expedite the development and review of a breakthrough therapy. A drug can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather nonclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable. In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi® as background therapy.  The FDA may rescind such designation if our development program does not continue to meet the criteria for breakthrough therapy designation.

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to-date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for their approved indications and in accordance with their approved labels; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to, in some cases, extensive clinical development activities as well as further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections for compliance with cGMPs and other laws. FDA and state inspections may identify compliance issues at manufacturing sites that may disrupt production or distribution or may require substantial resources to correct.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market, such as adverse events, the existence or severity of which was unknown when the product was approved. Later discovery of previously unknown problems with a product may result in restrictions on the product’s approved uses or distribution or complete withdrawal from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, enforcement letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties.

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

The Orphan Products Grants Program in the FDA’s Office of Orphan Products Development, with an annual budget of approximately $15.5 million, supports clinical development of products including drugs, biologics, medical devices and medical foods for use in rare diseases and conditions where no therapy exists or where the proposed product will be superior to the existing therapy. This program provides grants for clinical studies on safety and/or effectiveness that will either result in, or substantially contribute to, market approval of these products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. For example, as FDA works to implement its authorities under the 21st Century Cures Act and FDA Reauthorization Act relating to modernization of clinical trial design, endpoints, and incorporation of patient experience data and real-world evidence in new drug development, FDA’s expectations of sponsor drug development activities may change.  In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or reviewing courts in ways that may significantly affect our business and development of our product candidates and any products that we may commercialize. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of any such changes may be. Federal budget uncertainties or spending reductions may reduce the capabilities of the FDA, extend the duration of required regulatory reviews, and reduce the availability of clinical research grants.

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

In March 2018, the FDA granted Orphan Drug designation for PTI-428.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials, distribution, and future commercial sales of our products. Whether or not we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter and potentially more rigorous than that required for FDA approval. Clinical studies conducted to support a submission for FDA approval may be inadequate to support a submission for marketing approval or authorization outside the United States and additional clinical studies may be required, such as studies that enroll subjects located in the jurisdiction where the sponsor seeks regulatory approval.

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

Employees

As of February 28, 2018, we employed 50 full-time employees, including 39 in research and development and 11 in general and administrative, and two part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-428, PTI-801 and PTI-808 for the treatment of CF, as well as our other product candidates for CF as part of our potential combination therapies. We have incurred significant net losses in each year since our inception, including net losses of $25.0 million, $37.2 million and $59.4 million for the years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $216.9 million.

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

•

conduct our ongoing clinical trials and prepare for additional clinical trials and potential commercialization of PTI-428, PTI-801, and potential combination therapies, and our other product candidates;

•

scale up contracted manufacturing processes and quantities to conduct our ongoing clinical trials and prepare for additional clinical trials and the commercialization of PTI-428, PTI-801, and potential combination therapies, and our other product candidates for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-428, PTI-801, PTI-808 and our other product candidates for any indications for which we may receive regulatory approval;
•

establish an infrastructure for the sales, marketing and distribution of PTI-428, PTI-801, potential combination therapies, and our other product candidates for any indications for which we may receive regulatory approval;

•	advance our combination therapies, including a potential double and triple combination candidate, as a treatment for CF into clinical trials;
•

expand our research and development activities and advance the discovery and development programs for other product candidates, including, without limitation, preclinical laboratory, animal and other testing and reports and the preparation of investigational new drug filings in the United States, and the equivalent in non-U.S. jurisdictions where we may seek to conduct clinical trials;

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

To become and remain profitable, we must succeed in developing and eventually commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining and maintaining regulatory approval for these product candidates, and manufacturing, marketing and selling those products. We are in the early stages of these activities.

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

•

obtaining favorable results for and advancing the development of PTI-428, PTI-801, PTI-808, our potential combination therapies, and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

•	obtaining regulatory approval in the United States of PTI-428, PTI-801, our potential combination therapies, and our other product candidates for CF and equivalent foreign regulatory approvals;
•

launching and commercializing PTI-428, PTI-801, our potential combination therapies, and our other product candidates, including building a production infrastructure and a sales force, and collaborating with third parties;

•	achieving broad market acceptance of PTI-428, PTI-801, our potential combination therapies, and our other product candidates in the medical community and with third-party payors; and
•

generating and advancing through clinical development, a pipeline of product candidates in addition to PTI-428, PTI-801, PTI-808, our potential combination therapies, and next-generation CFTR modulators.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs for PTI-428, PTI-801, PTI-808, our potential combination therapies, and our other product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $74.5 million as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into early 2019. As of December 31, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of the financial statements in this Annual Report on Form 10-K. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

In addition, should our operating plan change, we will be required to reassess our operating capital needs and there can be no assurance that we will have the cash resources to fund any changed operating plan or that additional funding will be available on terms acceptable to us, if at all. Changing circumstances including those beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us or we may choose to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds to support our ongoing programs for PTI-428, PTI-801 and PTI-808, our potential combination therapies, and other clinical candidates, through regulatory approval and commercialization, or if we need or opt to seek to obtain regulatory approval for PTI-428 and/or PTI-801 for administration with drugs other than ivacaftor and lumacaftor, such as ivacaftor and tezacaftor.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including PTI-428, PTI-801 and PTI-808, and our potential combination therapies. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•

significantly delay, scale back or discontinue the research, development or commercialization of our product candidates, including PTI-428, PTI-801 and PTI-808, our potential combination therapies, and our other research or pre-clinical activities;

•

seek corporate partners for PTI-428, PTI-801, PTI-808, our potential combination therapies, or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing our development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates. In addition, if we are unable to raise capital, we will also need to implement cost reductions, and any failure to effectively do so will harm our business, results of operations and prospects.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards of $196.9 million and $182.1 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $6.8 million and $3.1 million, respectively, which begin to expire in 2027 and 2026, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance against our net deferred tax assets.

In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

We depend substantially on the success of our lead product candidate, PTI-428, which is currently in clinical development and is a new class of CFTR modulator. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-428.

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in clinical development. Our other product candidates – PTI-801 and PTI-808 - are at an even earlier stage of clinical development, and we are just now initiating combination therapy clinical trials.

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

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi® as background therapy.  We may not achieve expedited clinical development or review as a result of the breakthrough therapy designation, the FDA may rescind such designation if our development program does not continue to meet the criteria for breakthrough therapy designation, and breakthrough designation does not change the standards of approval for investigational new drugs.

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

We also depend on the success of our proprietary combination therapies, including a double and a triple combination, which are currently in early clinical development. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize these combinations. Combination therapies involve additional complexity and risk that could delay or cause our programs to stall or fail; development of such programs may be more costly, may take longer to achieve regulatory approval and may be associated with unanticipated adverse events.

Our business depends on the successful clinical development, regulatory approval and commercialization of combination therapies, including potential proprietary double and triple combinations that will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of these combinations will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market them. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that our proprietary combination therapies or any of our other product candidates will be successfully developed or commercialized.

Clinical development and commercialization of combination therapies, such as our potential proprietary double and triple combinations, and our PTI-428 and PTI-801 candidates being tested in the clinic with patients taking background standard of care therapies, involve additional complexity and risk, including without limitation, those involving pre-clinical studies, drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. For example, if we or regulatory bodies identify concerns in pre-clinical combination toxicology studies, we may need to run additional studies before commencing or continuing clinical development. Combination therapy clinical development may also involve more restrictive inclusion criteria based on the profiles of multiple investigational products, which could delay enrollment. We have limited experience developing and commercializing combination therapies and are competing with industry players with greater resources than us. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, our proposed combination program could be delayed, halted or otherwise fail to receive approval.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for PTI-428, PTI-801, PTI-808, our potential combination therapies, or our other product candidates, our business will be substantially harmed.

We are not permitted to market PTI-428, PTI-801, PTI-808, our potential combination therapies, or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of an NDA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulatory authorities may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials or cohorts or run cohorts sequentially, all of which could delay our trial completion timelines;
•	the FDA or the EMA may not approve the formulation, labeling or specifications of PTI-428, PTI-801, PTI-808, or our other product candidates;
•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that PTI-428, PTI-801, PTI-808, our potential combination therapies, and/or our other product candidates’ clinical and other benefits outweigh their safety or other risks, including, without limitation, the potential for drug-drug interaction;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market PTI-428, PTI-801, PTI-808, our potential combination therapies, or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

Our lead product candidates, PTI-428 and PTI-801, are designed to be administered with other CF therapies. Developing product candidates for administration with other therapies may lead to unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label. Such other therapies could also be removed from or supplanted in the market and result in significant negative consequences.

We are studying our lead product candidates PTI-428 and PTI-801, in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We are also exploring proprietary combination therapies consisting of combinations of PTI-801 and PTI-808, as a double combination, and PTI-428, PTI-801 and PTI-808, as a triple combination.  We anticipate that if one or more of our product candidates is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may be supplanted in the market by newer, safer and/or more efficacious products or combinations of products. For example, we are testing PTI-428 and PTI-801 in clinical trials where we provide our investigational product to CF patients stable on background therapy of ivacaftor and lumacaftor.  The manufacturer of this background therapy has recently received marketing approval from the FDA to market ivacaftor and tezacaftor as Symdeko, and is conducting testing of Symdeko’s components together with additional corrector modulators as part of triple combinations, any of which, if approved, could supplant the existing therapy. Symdeko could supplant Orkambi as, or become its own independent, standard of care.  Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-428 and PTI-801 each as a combination therapy administered with ivacaftor and lumacaftor and/or as part of a proprietary combination therapy, in each case regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve these combination therapies and we may be forced to delay or terminate the development of any of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for any of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Currently, some jurisdictions outside of the United States do not provide reimbursement for all or some of the standard of care therapies included in some of our combination therapies. Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including PTI-428, PTI-801 and PTI-808, and our potential combination therapies, including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, advance our product candidates in the clinic, submit an NDA (or foreign equivalent) for any of our product candidates for U.S. or foreign marketing approval, derive revenue and continue our business.

Successful completion of the clinical trials for PTI-428, PTI-801, PTI-808, our potential combination therapies, and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428, PTI-801, PTI-808, our potential combination therapies, and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Conducting our trials in Europe and other ex-U.S. jurisdictions has and will continue to require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation’s Therapeutic Branch, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe contributed to a delay in our now completed PTI-428 Phase 2 trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts; this competition is likely to intensify following the recent clinical data announcements from multiple triple combination trials from Vertex. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

•

unfavorable review of or a decision to defer sanctioning or not sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; while the TDN approved and favorably ranked our triple combination (for PTI-428, PTI-801 and PTI-808), double combination (for PTI-801 and PTI-808) and PTI-801 protocols, we cannot assure you that it will ever sanction PTI-428 or any of our other trials; the CTN has approved and favorably ranked the protocols for our PTI-428, PTI-801 and triple combination trials and we are actively working to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful;

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

Positive results from preclinical or in vitro and in vivo testing of PTI-428, PTI-801, PTI-808, our potential combination therapies, or our other candidates are not necessarily predictive of the results of our ongoing and future clinical trials of these candidates. If we cannot achieve positive results in our clinical trials for PTI-428, PTI-801, PTI-808, our potential combination therapies, or our other candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428, PTI-801, PTI-808, our potential combination therapies, or our other candidates.

Positive results from our preclinical testing of PTI-428, PTI-801, PTI-808, our potential combination therapies, and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428 and PTI-801, may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for PTI-428 in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of one or more of our product candidates, the development timeline and regulatory approval and commercialization prospects for those product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks could also impair our ability to successfully commence, progress or complete studies of our potential combination therapies.

Even if we obtain positive clinical results for PTI-428 or PTI-801 in early-stage clinical trials (including, without limitation, those involving a relatively short duration in a small number of subjects, with the publication of interim, initial, preliminary or final results), those positive results may not be repeated in later-stage clinical trials.  These risks will also apply to any other of our product candidates, including any potential combination therapies.

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

Negative or inconclusive results of our clinical trials of PTI-428 or PTI-801, any potential combination therapies, or any other clinical trials we conduct, could mandate repeated or additional clinical studies. We do not know whether our clinical trials of any product candidate will demonstrate adequate efficacy and safety to result in regulatory approval to market such product candidate. Even if early-stage clinical results are favorable, if later-stage clinical trials (including, without limitation, those for longer duration with greater numbers of patients) do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including PTI-428 and PTI-801, and any potential combination therapies, may be adversely impacted.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of PTI-428, PTI-801, our potential combination therapies, or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of PTI-428 we observed reduced platelet counts in the animals we tested following administration at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.  Even if approved for marketing, our product candidates could face label restrictions based on the above factors or others.

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

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from PTI-428, PTI-801, our potential combination therapies or any of our other product candidates.

We cannot commercialize our product candidates, including PTI-428, PTI-801, and our combination therapies, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for PTI-428, PTI-801, combination therapies, or our other product candidates at all. Additional delays may result if PTI-428, PTI-801, combination therapies, or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including PTI-428, PTI-801, and combination therapies.

Even if we obtain regulatory approval for PTI-428, PTI-801, our combination therapies and/or our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including PTI-428 and PTI-801 and our combination therapies, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, including Phase 4 clinical trials. For example, the labeling, if approved for our product candidates, including PTI-428 and PTI-801 and our combination therapies, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

PTI-428, PTI-801, our combination therapies and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications described in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize PTI-428, PTI-801, our combination therapies and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for PTI-428, PTI-801, our combination therapies or any of our other product candidates in the United States, we may never obtain approval for or commercialize PTI-428, PTI-801, our combination therapies or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

If we are not able to obtain orphan product status for PTI-801, PTI-808 or other current product candidates (or maintain orphan drug designation for PTI-428) or obtain such status for future product candidates for which we seek this status, we will not be able to claim the tax credits for our clinical trials of such products provided by this status or potentially take advantage of other benefits of orphan drug status.

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

If we do not obtain orphan drug exclusivity or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. If we do not obtain orphan designation for PTI-801 or our other product candidates (and maintain such designation as to PTI-428), we will lose out on such benefits associated with orphan designation.

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

Much of the potential revenue from our collaboration consists of contingent payments, such as payments for achieving scientific or regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under collaborations will depend upon our collaborators’ ability to successfully develop, introduce, market and sell new products. Our collaboration partners may fail to develop or effectively commercialize their products using our products or technologies or otherwise discontinue their research activities because they:

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

Risks Relating to Commercialization of Our Product Candidates

The commercial success of PTI-428, PTI-801, any combination therapies and our other product candidates will depend upon the acceptance of those products, if approved, by the medical community, including physicians, patients and health care payors.

Even if PTI-428, PTI-801, any combination therapies or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including PTI-428 and PTI-801 and any combination therapies, will depend on a number of factors, including:

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

If any of our product candidates, including PTI-428 and PTI-801 and any combination therapies, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-428, PTI-801, our combination therapies or our other product candidates for CF. Further, it is possible that we may advance our clinical trials only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-428, PTI-801, combination therapies or our other product candidates are approved for marketing, they may have limited sales due to particularly intense competition in the CF market.

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., Flatley Discovery Lab, LLC, F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona Pharma plc, and several other companies.

Although PTI-428 and PTI-801 are being developed as individual therapies to be administered with ivacaftor and lumacaftor, Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-428 and PTI-801. Changes in standard of care or use patterns could also make our combination therapy obsolete. For example, Vertex has developed tezacaftor and ivacaftor as a combination therapy on its own and was recently granted marketing approval for this combination under the name Symdeko.  Vertex is also in clinical development for this combination as part of a triple combination therapy with additional Vertex correctors. If PTI-428 or PTI-801 is approved for marketing as a combination therapy to be administered with ivacaftor and lumacaftor but use of another therapy becomes more prevalent than ivacaftor and lumacaftor, the availability of ivacaftor and lumacaftor may be limited, sales of PTI-428 or PTI-801 could be negatively impacted and our financial results and stock price would be adversely affected.

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

Payor approval and reimbursement may not be available for PTI-428, PTI-801, any combination therapies and our other product candidates, or third party therapies taken with our drugs, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of PTI-428 or PTI-801, any combination therapies, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-428, PTI-801, any combination therapies, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including PTI-428 and PTI-801 or any combination therapies. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of PTI-428, PTI-801, any combination therapies, and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including PTI-428 and PTI-801 and any combination therapies, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-428, PTI-801, PTI-808 and our combination therapies, or our technologies, and many of our patent applications related to our CF program are in the earliest stages, including several provisional patent applications, although we do have two (2) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

Because of the specialized scientific nature of our business and the unique properties of our technology, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Ms. Meenu Chhabra, Ms. Helen Boudreau, and Drs. Po-Shun Lee, Geoffrey Gilmartin, Benito Munoz and Marija Zecevic, who have extensive knowledge of and experience developing our technology. Additionally, we are dependent on our Senior Vice President, Clinical Operations, Ms. Sheila Wilson, to conduct our clinical operations. The loss of any of their services might significantly delay or prevent the achievement of our research, development and business objectives.

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

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•	the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
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

In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls over financial reporting, which will require us to continue to document and make changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” for more than five years. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our office and laboratory space, which consists of 18,000 square feet located in Cambridge, Massachusetts. Our lease expires in May 2018. On September 19, 2017, we entered into a lease agreement for our new headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Brighton, Massachusetts. The rent commencement date is April 15, 2018. The term of the lease will expire on April 30, 2028, unless terminated earlier. The Company is entitled to one seven-year option to extend.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the NASDAQ  Global Market under the symbol “PTI” since February 11, 2016. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2017:
First Quarter (from January 1, 2017 to March 31, 2017)	$16.67	$7.67
Second Quarter (from April 1, 2017 to June 30, 2017)	$8.12	$3.50
Third Quarter (from July 1, 2017 to September 30, 2017)	$5.40	$1.71
Fourth Quarter (October 1, 2017 to December 31, 2017)	$6.95	$1.41

Stockholders

As of March 12, 2018, there were 23 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from February 11, 2016 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested after the market closed on February 11, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

We have derived the statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements appearing at the end of this Annual Report. The consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the statements of operations data for the years ended December 31, 2014 and 2013 were derived from our historical audited financial statements not included in this Annual Report.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue	$5,341	$8,384	$4,312	$5,150	$1,141
Operating expenses:
Research and development (1)	53,654	33,959	22,524	16,744	12,976
General and administrative (1)	11,660	11,880	6,322	4,089	3,747
Total operating expenses	65,314	45,839	28,846	20,833	16,723
Loss from operations	(59,973)	(37,455)	(24,534)	(15,683)	(15,582)
Interest income	641	246	0	1	1
Interest expense	—	—	(599)	(199)	—
Other income (expense), net	(100)	(23)	93	109	(139)
Net loss	(59,432)	(37,232)	(25,040)	(15,772)	(15,720)
Modifications of Series A preferred stock	—	—	11,481	(6,037)	—
Modifications of Series B preferred stock	—	0	(26)	—	—
Accruing dividends on preferred stock	—	(1,378)	(9,724)	(7,837)	(6,887)
Net loss attributable to common stockholders	$(59,432)	$(38,610)	$(23,309)	$(29,646)	$(22,607)
Net loss per share attributable to common stockholders—basic and diluted	$(2.34)	$(2.06)	$(42.14)	$(63.74)	$(53.87)
Weighted average common shares outstanding—basic and diluted	25,407,943	18,759,369	553,162	465,115	419,633

(1)	Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Research and development	$1,326	$556	$72	$161	$152
General and administrative	2,406	1,608	400	113	163
	$3,732	$2,164	$472	$274	$315

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$29,724	$18,613	$13,844	$8,793	$2,594
Short-term investments	44,738	66,897	—	—	—
Working capital (1)	65,818	81,483	5,106	4,554	2,852
Total assets	94,389	91,140	18,690	11,782	7,215
Preferred stock warrant liability	—	—	110	120	40
Convertible promissory notes, including accrued interest	—	—	—	10,199	—
Convertible preferred stock	—	—	112,292	86,859	75,890
Additional paid-in capital	285,583	238,902	12,115	93	670
Accumulated deficit	(216,882)	(157,450)	(120,218)	(95,178)	(74,396)
Total stockholders’ equity (deficit)	68,734	81,456	(108,102)	(95,084)	(73,726)

(1)	We define working capital as current assets less current liabilities.

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

Overview

We are an innovative, clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company focuses on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-428, an amplifier, and PTI-801 a third generation corrector, both of which we believe are amenable for add-on therapy to standard-of-care CFTR modulator treatment and PTI-808, a potentiator intended to be developed as part of a dual combination with PTI-801 and a triple combination that also includes PTI-428 and PTI-801. We are developing and, if approved, intend to commercialize our own therapies, including add-on and combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

There is presently no cure for CF. CF affects an estimated 70,000 to 100,000 patients worldwide with the vast majority of the diagnosed patients residing in the United States, Canada, Europe and Australia. CF is a progressive disease and the most common fatal inherited disease among Caucasians. Without normal CFTR protein activity, thick mucus accumulates in vital organs, particularly the lungs, pancreas and gastrointestinal tract, and causes many complications, including respiratory infections, chronic lung inflammation, poor absorption of nutrients and in most cases, progressive respiratory failure. CF patients require lifelong treatment with multiple daily medications, hours of self-care, and frequent hospitalizations. In 2016, the median age of death in the United States from CF was 30 years.

The approval of CFTR modulator based therapy, consisting of a potentiator and a combination of a potentiator and a corrector, has validated the clinical benefit of a small molecule pharmacological approach to improve CFTR function and has become a standard of care for eligible CF patients. These developments have spurred drug discovery and development initiatives that include a combinational approach of multiple modulators. To our knowledge there are only two pharmaceutical companies currently developing combined uses of three CFTR modulators whose goal is the restoration of CFTR protein activity in CF patients by using one potentiator and two corrector molecules. Correctors, such as lumacaftor or tezacaftor, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve a higher level of activity without repairing the actual protein mutation. Potentiators, such as ivacaftor, are believed to increase the opening time of the CFTR protein channel resulting in higher ion flow across the cell membrane.

Unlike other triple combination drug discovery and development approaches for CF that are based on potentiators and correctors, our program includes PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. PTI-428 is an orally bioavailable CFTR modulator belonging to the amplifier class. CFTR modulators are compounds that affect the folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the newly synthesized unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with correctors and potentiators significantly improves the in vitro CFTR protein activity achieved by these CFTR modulators alone.

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

With the recent advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care, which addresses only the symptoms of CF, to disease-modifying agents that target the genetic cause of the disease or the mutated CFTR protein. We are developing and, if approved, intend to commercialize a proprietary combination therapy for patients with an F508del mutation of the CFTR gene, the most common CFTR gene mutation. In the United States, approximately 86% of all CF patients have an F508del mutation of the CFTR gene, of which approximately 53% are homozygous (having two copies of the F508del mutation), and approximately 47% are heterozygous (having an F508del mutation and one other mutation).

We and others have analyzed published data by Vertex Pharmaceuticals Incorporated, or Vertex, on its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor and tezacaftor) and combinations thereof, which show a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in CF patients and healthy volunteers in the first half of 2016. The Phase 1 trial in CF patients included single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. We reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the PTI-428 Phase 1 clinical trial in CF subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi® (lumacaftor/ivacaftor) as their background, standard of care therapy, as well as a cohort of CF subjects receiving PTI-428 or placebo for 7 days who were not taking CFTR modulator based therapies.

We have completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi® as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December of 2017, we announced the results of the study which showed that the addition of PTI-428 to Orkambi® demonstrated mean absolute improvements in ppFEV1 of 5.2 percentage points from baseline compared to placebo (p≤0.05), with mean relative improvements of 9.2 percent (p≤0.05). This treatment effect was achieved by day 14 and sustained through 28 days of dosing.

In CF subjects on Orkambi® therapy, it has been shown in two registrational Phase 3 studies that the magnitude of response to Orkambi varied according to patient lung function at screening suggesting that the overall efficacy captured in these studies was mainly driven by the subgroup with baseline ppFEV1 below 70% (+3.3 percentage points) while the changes in the group with FEV1 ≥70% were not statistically significant. A similar analysis was performed in our 28-day study with PTI-428 and it showed an average +6.6 percentage points (p<0.05) increase in absolute ppFEV1 compared to placebo for patients who had lower baseline ppFEV1 value (<70%). The results of the subgroup analysis are consistent with Phase 3 data with Orkambi®, suggesting that PTI-428 potentially amplifies the Orkambi® effect in the responder population.

Additional endpoints in the study included measurement of changes in sweat chloride (secondary endpoint) and CFTR expression in nasal epithelia (exploratory endpoint). In this study, a positive increase in CFTR protein from baseline was observed in PTI-428 treated subjects and the magnitude of change was consistent with the changes in CFTR protein levels observed in an in vitro human bronchial cell (HBE) cell model. In contrast, changes in sweat chloride did not correlate with changes in lung function.

In the 28-day study, PTI-428 was generally well tolerated and lacked clinically meaningful drug-drug interactions with ivacaftor and lumacaftor. Fourteen of 20 subjects receiving PTI-428 and two of four subjects receiving placebo experienced at least one treatment emergent adverse event. There were no serious adverse events, or SAEs, and there were two adverse events, or AEs, that led to study discontinuation. Both cases were thrombocytopenia of mild grade and comparable magnitude and value. One occurred while a subject was on Orkambi® only and one in a subject receiving PTI-428 with both subjects resolving spontaneously.

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi® as background therapy.  The designation was based on the FDA’s review of available clinical evidence, including the observed increase in FEV1 and CFTR protein levels in the 28-day study.  Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Also in March 2018, the FDA granted Orphan Drug designation for PTI-428. The FDA grants orphan designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition, as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.

Our IND for the Phase 1 study of PTI-801, a corrector molecule, was submitted to the FDA in the first quarter of 2017 and is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and reported initial data on this portion of the study in 2017.

We have initiated a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi® therapy. In December of 2017, we reported initial data from a preliminary ad hoc analysis of the first five subjects (four PTI-801 treated and one placebo) of the first dose level tested.  All four subjects who received once-a-day 100 mg of PTI-801 completed two weeks of dosing. The pharmacokinetic (PK) profile observed from these four subjects was consistent with the PK profile observed for healthy volunteers. These initial data also showed no clinically meaningful drug-drug interactions with either lumacaftor or ivacaftor.  There were no serious adverse safety events reported that were considered as possibly drug related.  Mean absolute improvements in ppFEV1 of approximately 4 percentage points from baseline, with mean relative improvements of approximately 7 percent, were observed in the four PTI-801 subjects who completed two weeks of dosing. This study, designed to investigate the effect of PTI-801 in escalating doses in multiple cohorts, is ongoing.

Our IND for the Phase 1 study of PTI-808, a potentiator molecule, was submitted to the FDA in the second quarter of 2017 and is now active. PTI-808 has completed investigation in 48 healthy volunteers with up to 300 mg in single and multiple dose cohorts. PTI-808 was found to be generally well tolerated.  One subject experienced a serious adverse event from a pre-existing condition of transverse myelitis. This serious adverse event was considered unlikely to be related to the study drug. No adverse events leading to discontinuation of treatment were reported.  All other adverse events that have been reported to date were of mild or moderate severity. Preliminary PK assessment of PTI-808 suggests that it could potentially be suitable for once daily dosing.

Co-administration of PTI-428, PTI-801 and PTI-808 has been completed in 20 healthy volunteer subjects.  Safety and PK profiles achieved with seven days of once-a-day oral dosing of PTI-428, PTI-801 and PTI-808 indicated these compounds were generally well-tolerated and could potentially be amenable for once a day dosing. No SAEs or AEs leading to discontinuation of treatment were reported.  The PK data demonstrated a lack of clinically meaningful drug-drug interactions.

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in the United States and Europe. In January of 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network (TDN) and the Clinical Trial Network (CTN). Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.

In 2018, we aim to (1) produce additional data from our 14-day study of PTI-801 in CF patients on background Orkambi in the first half, (2) continue dosing CF patients in a double combination trial consisting of

PTI-801 and PTI-808, and produce initial data by mid-year, (3) initiate a triple combination of our proprietary agents PTI-428, PTI-801 and PTI-808 in CF patients in the first half, and produce preliminary data in the second half and (4) initiate a clinical study with PTI-428 in patients on background Symdeko in the second half with initial data in early 2019.

We have exclusive worldwide commercial rights to PTI-428, PTI-801 and PTI-808, as well as our proprietary combinations. We plan to pursue regulatory approval for add-on therapies based on PTI-428 and/or PTI-801 in regions where ivacaftor and lumacaftor (and ivacaftor and tezacaftor, as applicable) are commercially available. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we plan to independently commercialize PTI-428 and/or PTI-801 in those regions. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

In addition to our wholly owned CF programs, we have partnered with a major pharmaceutical company, Astellas Pharma Inc., or Astellas, on our unfolded protein response, or UPR, program. The UPR program is intended to reduce the accumulation of unfolded proteins in the endoplasmic reticulum, or ER, which is observed in many diseases caused by an imbalance in the proteostasis network and characterized by defects in protein folding, trafficking and clearance, including genetic, neurodegenerative and retinal degenerative diseases. In August 2016, we announced the achievement of a preclinical milestone by demonstrating that selective modulation of the UPR pathway is an effective disease-modifying approach in the treatment of multiple diseases with few or no therapies currently available.

Since our inception in 2006, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from our initial public offering in February 2016, proceeds from our follow-on public offerings in September 2016 and December 2017, and, to a lesser extent, payments received in connection with collaboration agreements and a research grant.

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

On October 31, 2017, we determined to focus our resources on research and clinical development of our cystic fibrosis programs, as well as supporting our collaboration with Astellas. Accordingly, we reduced headcount dedicated to research from 46% of the total workforce to 34% through the elimination of 13 positions. As a result of this action, which was completed in the fourth quarter of 2017, we estimated annualized savings of approximately $3.0 million, with one-time severance and related costs of $0.2 million in the fourth quarter of 2017.

In December 2017, we completed a follow-on offering of our common stock and issued and sold 9,200,000 shares of our common stock in a public offering at a public offering price of $5.00 per share, resulting in net proceeds of $42.9 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.3 million. The foregoing includes the exercise by the underwriters of their option to purchase an additional 1,200,000 shares of our common stock within 30 days following the date of the final prospectus for the offering.

Since our inception, we have incurred significant operating losses. Our net losses were $59.4 million and $37.2 million for the years ended December 31, 2017 and 2016. As of December 31, 2017, we had an accumulated deficit of $216.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand and/or advance our add-on and proprietary combination therapy candidates, PTI-428, PTI-801 and PTI-808, into Phase 1 and Phase 2 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the TDN and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our CF and other product candidates, including, without limitation, back-up compounds.

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

We expect that our cash, cash equivalents and short-term investments as of December 31, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into early 2019. See “—Liquidity and Capital Resources”.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Primarily all of our revenue to date has been derived from our collaboration agreements with Astellas and Biogen (and the Biogen agreement is now terminated).

Under the Astellas collaboration agreement, entered into in November 2014, we recognized revenue of $5.3 million, $3.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We recognize revenue from all upfront payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the three and a half-year research term, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Astellas collaboration agreement totaled $1.1 million and $3.0 million as of December 31, 2017 and 2016, respectively.

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

Under the Biogen collaboration agreement, we recognized revenue of $5.2 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively. We did not recognize revenue under the Biogen collaboration agreement during the year ended December 31, 2017 due to the termination of the agreement effective December 6, 2016. Through this date, we recognized revenue from all upfront license payments, research funding payments, non-substantive milestone payments and reimbursements of third-party costs under this arrangement, together as a single unit, over the four-year research term, which commenced in December 2013, with a cumulative catch-up for the elapsed portion of the research services being recognized at the time any non-substantive milestone payment or other consideration is earned. Amounts recorded as deferred revenue under the Biogen collaboration agreement totaled $5.1 million as of December 31, 2015. Upon termination of the agreement, we recognized the remaining $3.1 million of deferred revenue. We do not have any deferred revenue under the Biogen collaboration agreement as of December 31, 2017 and 2016 and we will not recognize any additional revenue under this terminated agreement in the future.

We expect that any future revenue recognized under the Astellas collaboration agreement will fluctuate from quarter to quarter as a result of the uncertain timing of future milestone payments and the uncertain quantity of our research services provided from quarter to quarter. Further, subject to the terms and conditions of our collaboration agreements, our collaborators have certain unilateral rights to discontinue their participation in the research activities and, as a result, future payments to us under the agreements. Additionally, we expect our revenue recognition in the statement of operations and our deferred revenue balance on our balance sheet to change upon the adoption of new revenue accounting guidance, ASC 606, Revenue From Contracts with Customers, in the first quarter of 2018, as described in Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements included in Item 15 of Part IV of this Annual Report on Form 10-K.

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

The table below summarizes our research and development expenses incurred by development program:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
CF	$32,681	$20,608	$8,566
UPR	1,602	1,062	995
Unallocated expenses	19,371	12,289	12,963
Total research and development expenses	$53,654	$33,959	$22,524

We expect that our expenses will increase substantially in connection with our ongoing clinical trials and other preclinical development activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-428, PTI-801 and PTI-808, or any of our combination therapies, for the treatment of CF or the cost associated with the development of any of our other product candidates.

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

Interest Expense. Interest expense consists of interest accrued on $15.0 million in convertible promissory notes we issued during 2015, all of which notes and accrued interest were converted into Series B preferred stock in September 2015.

Other Income (Expense), Net. Other income (expense), net consists primarily of the gains or losses associated with the changes in the fair values of our preferred stock warrant liability, our derivative liability and amortization/accretion on our short-term investments. We previously issued a warrant for the purchase of our Series A preferred stock that we believe is a financial instrument that may require a transfer of assets because of the redemption features of the underlying stock. Therefore, we had classified this warrant as a liability that we had remeasured to fair value at each reporting period, and we had recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our initial public offering in February 2016, the underlying convertible preferred stock was converted into common stock, the preferred stock warrant became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability was reclassified to additional paid-in capital. The derivative liability relates to a cash settlement option associated with the change of control provision in our CFFT collaboration agreement, which meets the definition of a derivative. Therefore, we have classified this derivative as a liability that we remeasure to fair value at each reporting period, and we record the changes in the derivative liability as a component of other income (expense), net.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”) tax reform legislation. The legislation resulted in significant changes to the U.S. corporate income tax system, including reducing the U.S. corporate tax rate from a top marginal rate of 35% down to a flat rate of 21% effective for tax years beginning after December 31, 2017, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit.

As a result of the enacted tax law, the Company has revalued the deferred tax assets and liabilities at the new rate. The revaluation resulted in a reduction in deferred tax assets of $24.0 million with a corresponding reduction in the valuation allowance and therefore no net effect on the 2017 tax provision affecting the Company’s statement of operations.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $196.9 million and $182.1 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $6.8 million and $3.1 million, respectively, which begin to expire in 2027 and 2026, respectively.

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

We will adopt new revenue accounting guidance in the first quarter of 2018, which we expect to impact this policy, the amount and timing of our future revenue recognition, and the amount of revenue previously recognized in our published financial statements. For further discussion, see Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements included in Item 15. of Part IV of this Annual Report on Form 10-K.

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

Valuation of Preferred Stock Warrant Liability

We have issued a freestanding warrant exercisable for shares of our Series A convertible preferred stock. These warrants were classified as a liability in the accompanying balance sheets prior to the completion of our IPO in February 2016, as the terms for liquidation of the underlying security were outside our control. The warrant was recorded at fair value using the Black-Scholes option pricing model with any changes in fair value being recognized in other income (expense), net in the accompanying statements of operations and comprehensive loss. We ceased the remeasurement of the fair value of the convertible warrant liability upon the conversion of the warrant to a common stock warrant, which occurred upon the completion of our IPO on February 11, 2016. Subsequent to such conversion, the warrant is classified as a component of stockholders’ equity and is no longer subject to remeasurement. These warrants were exercised in 2017 and none are outstanding as of December 31, 2017.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Revenue	$5,341	$8,384	$(3,043)
Operating expenses:			—
Research and development	53,654	33,959	19,695
General and administrative	11,660	11,880	(220)
Total operating expenses	65,314	45,839	19,475
Loss from operations	(59,973)	(37,455)	(22,518)
Interest income	641	246	395
Interest expense	—	—	—
Other income (expense), net	(100)	(23)	(77)
Net loss	$(59,432)	$(37,232)	$(22,200)

Revenue

Revenue was $5.3 million for the year ended December 31, 2017, compared to $8.4 million for the year ended December 31, 2016. The decrease of $3.1 million was the result of a decrease of $5.2 million in revenue recognized from our now-terminated collaboration with Biogen and an increase of $2.1 million in revenue recognized from our collaboration with Astellas.

Under our Biogen collaboration agreement, we did not recognize any revenue during the year ended December 31, 2017 as compared to $5.2 million revenue recognized for the year ended December 31, 2016. The decrease in revenue from Biogen was the result of the termination of the collaboration agreement which resulted in the recognition of all previously deferred revenue in December 2016.

Under our Astellas collaboration agreement, we recognized revenue of $5.3 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. The increase in revenue from the Astellas collaboration was the result of additional reimbursement revenue earned in 2017. Payments received under the agreement are recognized as revenue over the research term, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Direct research and development by program:
CF	$32,681	$20,608	$12,073
UPR	1,602	1,062	540
Unallocated expenses:
Personnel related (including stock-based compensation)	12,708	8,300	4,408
Facility related	2,954	1,507	1,447
Other	3,709	2,482	1,227
Total research and development expenses	$53,654	$33,959	$19,695

Research and development expenses were $53.7 million for the year ended December 31, 2017, compared to $34.0 million for the year ended December 31, 2016. The increase of $19.7 million was primarily due to an increase of $12.1 million in costs incurred in advancing the clinical trials of our CF program, as PTI-428 advanced into Phase 2 clinical trials, PTI-801 and PTI-808 initiated Phase 1 clinical trials, and we initiated combination trials. The overall increase in research and development expenses was also due to an increase in personnel-related costs of $4.4 million resulting from an average increase in the headcount of research and development employees from year to year, including an increase of $0.7 million in employee stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses of $11.7 million for the year ended December 31, 2017, were essentially flat compared to $11.9 million for the year ended December 31, 2016.

Interest Income

We recorded $0.6 million of interest income for the year ended December 31, 2017, compared to $0.2 million of interest income for the year ended December 31, 2016. The increase of $0.4 million was due to interest earned on cash equivalents and short-term investments held during the year ended December 31, 2017 and 2016. Our short-term investments were initially purchased in September 2016.

Interest Expense

We recorded no interest expense for the years ended December 31, 2017 and 2016, respectively.

Other Income (Expense), Net

We recorded $0.1 million of other expense for the year ended December 31, 2017, as compared to other expense of less than $0.1 million for the year ended December 31, 2016.

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

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Direct research and development by program:
CF	$20,608	$8,566	$12,042
UPR	1,062	995	67
Unallocated expenses:
Personnel related (including stock-based compensation)	8,300	6,165	2,135
Facility related	1,507	1,924	(417)
Other	2,482	4,874	(2,392)
Total research and development expenses	$33,959	$22,524	$11,435

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

As of December 31, 2017, we had cash, cash equivalents and short-term investments of $74.5 million. As of December 31, 2017, we had an accumulated deficit of $216.9 million. During the year ended December 31, 2017, we incurred a loss of $59.4 million and used $52.4 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of December 31, 2017 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into early 2019. In accordance with the requirements of ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash used in operating activities	$(52,395)	$(41,925)	$(19,415)
Cash provided by (used in) investing activities	20,227	(67,028)	(263)
Cash provided by financing activities	43,279	113,722	24,729
Net increase in cash and cash equivalents	$11,111	$4,769	$5,051

Operating Activities. During the year ended December 31, 2017, operating activities used $52.4 million of cash, primarily resulting from our net loss of $59.4 million, partially offset by non-cash charges of $4.0 million and $3.0 million from changes in our operating assets and liabilities. Our net loss was primarily attributed to an increase of $19.7 million in research and development activities associated with the advancement of our preclinical studies and clinical trials. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of $2.7 million in prepaids and other current assets due to increased upfront payments made to clinical and other research organizations, along with other vendors, and an increase of $0.7 million in accounts receivable. Additionally, there was an increase of $1.5 million in accounts payable and accrued expenses in 2017 which is largely the result of increased spending on research and development programs. These increases were an offset by a decrease of $1.8 million in deferred revenue.

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

Investing Activities. During the year ended December 31, 2017, cash provided by investing activities totaled $20.2 million, consisting of proceeds received from maturities of our short-term investments, partially offset by additional purchases of short-term investments in the year ended of 2017.

During the year ended December 31, 2016, we used $67.0 million of cash in investing activities, consisting of our purchases of short-term investments in the year ended 2016

During the year ended December 31, 2015, we used $0.3 million of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities. During the year ended December 31, 2017, net cash provided by financing activities was $43.3 million, primarily resulting from proceeds net of commissions and underwriting discounts of $43.2 million from the sale of common stock in connection with the follow-on public offering and $0.1 million proceeds received from the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan, partially offset by payments of less than $0.1 million of public offering costs.

During the year ended December 31, 2016, net cash provided by financing activities was $113.7 million, primarily resulting from proceeds net of commissions and underwriting discounts of $116.8 million from the sale of common stock in connection with the initial and follow-on public offerings, partially offset by payments of $3.3 million of public offering costs.

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

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced product candidates, including PTI-428 and PTI-801, as well as our combination therapies;
•	seek support and approval from our collaboration partners, the TDN and other interested parties;
•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$563	$563	$—	$—	$—
Build-to-suit leases (2)	19,524	1,859	3,419	3,610	10,636
Consulting agreement (3)	1,260	840	420	—	—
Total	$21,347	$3,262	$3,839	$3,610	$10,636

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018.
(2)

On September 19, 2017, we entered into a lease agreement for its new headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Brighton, Massachusetts. We are not the legal owner of the leased space. However, in accordance with ASC 840, Leases, we are deemed to be the owner of the leased space during the construction period because of our involvement with the build-out of the space. As a result, we have capitalized approximately $16.1 million as construction in process within property, plant and equipment equal to the estimated fair value of its leased portion of the premises. Also, we have recognized a corresponding build-to-suit facility lease financing obligation of with a current portion of $0.9 million classified as other liabilities and $15.3 million classified as other non-current liabilities on our balance sheet as of December 31, 2017. The commitments in the table above include future rent payable under the lease and our expected cost to complete construction.

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

Under a license agreement with Presidents and Fellows of Harvard College, or Harvard, which was terminated by the Company in October 2017, we have agreed to make future milestone payments under the surviving provisions of the Harvard license agreement of up to $2.375 million upon achieving specified development and clinical and commercialization milestones. We have also agreed under surviving contractual provisions to pay Harvard tiered royalties, at rates in the low single-digit percentages, on annual net sales of each developed product utilizing any technologies developed under this agreement for 10 years following the first sale of a commercial product. As of December 31, 2017, we had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

Under the CFFT agreement, we have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. All services required by us under the CFFT agreement had been completed by December 31, 2014. As of December 31, 2017, we had not developed a commercial product in connection with this collaboration, and we had not sold, licensed or transferred rights in the technology resulting from this collaboration to a third party.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation

Our cash, cash equivalents and short-term investments as of December 31, 2017 consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Exhibit List

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Registrant	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Registrant	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

4.4	Form of Senior Indenture	S-3/A	333-218545	4.6	June 22, 2017

4.5	Form of Subordinated Indenture	S-3/A	333-218545	4.7	June 22, 2017

10.1†	Research, Development and Commercialization Agreement by and between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated March 20, 2012, as amended on May 6, 2013, and January 1, 2014	S-1	333-208735	10.1	December 23, 2015

10.2†	Collaboration and License Agreement by and between the Registrant and Astellas Pharma Inc., dated as of November 4, 2014, as amended May 1, 2015.	S-1	333-208735	10.4	December 23, 2015

10.3#	2008 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-208735	10.5	December 23, 2015

10.4#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-208735	10.6	February 1, 2016

10.5	Lease by and between the Registrant and Are-Tech Square, LLC, dated March 31, 2009, as amended on April 16, 2009, March 9, 2011, and June 25, 2014	S-1	333-208735	10.7	December 23, 2015

10.6	Form of Indemnification Agreement, between the Registrant and its officers and directors	S-1	333-208735	10.8	December 23, 2015

10.7#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-208735	10.10	February 1, 2016

10.8#	Form of Offer Letter by and between the Registrant and the executive officers of the Registrant	S-1/A	333-208735	10.11	February 1, 2016

10.9#	Consulting Agreement, by and between the Registrant and Dr. Jeffery W. Kelly, dated as of August 1, 2013	S-1	333-208735	10.12	December 23, 2015

10.10	Amendment No. 2 to Collaboration and License Agreement, by and between Registrant and Astellas Pharma Inc., dated as of August 5, 2015	S-1	333-208735	10.13	December 23, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

10.11	Amendment No. 3 to Collaboration and License Agreement, by and between Registrant and Astellas Pharma Inc., dated as of December 1, 2015	S-1	333-208735	10.14	December 23, 2015

10.12#	2016 Employee Stock Purchase Plan	S-1/A	333-208735	10.15	February 1, 2016

10.13#	Non-Employee Director Compensation Policy				Filed herewith

10.14	Amendment No. 4 to Collaboration and License Agreement by and between Registrant and Astellas Pharma, Inc., dated as of May 23, 2016 (effective as of January 31, 2016)	8-K	001-37695	10.1	May 27, 2016

10.15#	Consulting Agreement, by and between the Registrant and Stelios Papadopoulos, dated as of May 25, 2016	8-K	001-37695	10.2	May 27, 2016

10.16	Amendment No. 5 to Collaboration and License Agreement by and between the Registrant and Astellas Pharma, Inc., dated as of July 31, 2016	10-Q	001-37695	10.9	August 15, 2016

10.17 #	Amended and Restated Employment Agreement, by and between the Registrant and Meenu Chhabra, dated October 21, 2016	10-Q	001-37695	10.2	November 10, 2016

10.18 #	Amended and Restated Employment Agreement, by and between the Registrant and Po-Shun Lee, dated October 21, 2016	10-Q	001-37695	10.3	November 10, 2016

10.19#	Employment Agreement between the Company and Helen Boudreau, dated as of July 25, 2017	8-K	001-37695	10.1	July 31, 2017

10.20	Lease Between the Company, as Tenant, and Ice Box, LLC, as Landlord, dated as of September 19, 2017.	10-Q	001-37695	10.2	November 14, 2017

10.21	Employment Agreement between the Company and Benito Munoz, dated as of October 17, 2016				Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm				Filed herewith

24.1	Power of Attorney (included on signature page)				Furnished herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document				Filed herewith

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: March 14, 2018	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Meenu Chhabra and Helen M. Boudreau, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney in fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys in fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Meenu Chhabra	President and Chief Executive Officer	March 14, 2018
Meenu Chhabra	(Principal Executive Officer)

/s/ Helen M. Boudreau	Chief Financial Officer	March 14, 2018
Helen M. Boudreau	(Principal Financial and Accounting Officer)

/s/ M. James Barrett	Chairman of the Board of Directors	March 14, 2018
M. James Barrett, Ph.D.

/s/ Franklin M. Berger	Director	March 14, 2018
Franklin M. Berger, CFA

/s/ Jeffery W. Kelly	Director	March 14, 2018
Jeffery W. Kelly, Ph.D.

/s/ Eric Rabinowitz	Director	March 14, 2018
Eric Rabinowitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proteostasis Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Proteostasis Therapeutics, Inc. as of December 31, 2017 and 2016, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since its inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2018

We have served as the Company's auditor since 2010.

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$29,724	$18,613
Short-term investments	44,738	66,897
Restricted cash	294	—
Accounts receivable	—	668
Prepaids and other current assets	1,377	4,059
Total current assets	76,133	90,237
Property and equipment, net	16,567	541
Other assets	33	68
Restricted cash	1,656	294
Total assets	$94,389	$91,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,098	$2,021
Accrued expenses	6,120	4,328
Deferred revenue	1,108	2,204
Deferred rent	87	201
Other liabilities	902	—
Total current liabilities	10,315	8,754
Deferred revenue, net of current portion	—	752
Deferred rent, net of current portion	—	87
Derivative liability	25	91
Other liabilities, net of current portion	15,315	—
Total liabilities	25,655	9,684
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2017 and 2016, respectively; no shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized as of December 31, 2017 and 2016, respectively; 34,416,088 and 25,000,734 shares issued and outstanding as of December 31, 2017 and 2016, respectively	35	26
Additional paid-in capital	285,583	238,902
Accumulated other comprehensive loss	(2)	(22)
Accumulated deficit	(216,882)	(157,450)
Total stockholders’ equity	68,734	81,456
Total liabilities and stockholders’ equity	$94,389	$91,140

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$5,341	$8,384	$4,312
Operating expenses:
Research and development	53,654	33,959	22,524
General and administrative	11,660	11,880	6,322
Total operating expenses	65,314	45,839	28,846
Loss from operations	(59,973)	(37,455)	(24,534)
Interest income	641	246	—
Interest expense	—	—	(599)
Other income (expense), net	(100)	(23)	93
Net loss	(59,432)	(37,232)	(25,040)
Modifications of Series A preferred stock	—	—	11,481
Modifications of Series B preferred stock	—	—	(26)
Accruing dividends on preferred stock	—	(1,378)	(9,724)
Net loss attributable to common stockholders	$(59,432)	$(38,610)	$(23,309)
Net loss per share attributable to common stockholders—basic and diluted	$(2.34)	$(2.06)	$(42.14)
Weighted average common shares outstanding—basic and diluted	25,407,943	18,759,369	553,162

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(59,432)	$(37,232)	$(25,040)
Other comprehensive loss:
Unrealized gain (loss) on investments	20	(22)	—
Comprehensive loss	$(59,412)	$(37,254)	$(25,040)

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible							Total
	Preferred Stock		Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at December 31, 2014	75,463,000	$86,859	520,305	$1	$93	$—	$(95,178)	$(95,084)
Exercise of stock options	—	—	50,832	—	95	—	—	95
Stock-based compensation expense	—	—	—	—	472	—	—	472
Issuance of Series B convertible preferred stock, net of issuance costs of $910	17,107,303	21,090	—	—	—	—	—	—
Conversion of convertible promissory notes and accrued interest into Series B convertible preferred stock	12,284,466	15,798	—	—	—	—	—	—
Modifications of Series A preferred stock	—	(11,481)	—	—	11,481	—	—	11,481
Modifications of Series B preferred stock	—	26	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	(25,040)	(25,040)
Balances at December 31, 2015	104,854,769	112,292	571,137	1	12,115	—	(120,218)	(108,102)
Exercise of stock options	—	—	101,816	—	268	—	—	268
Stock-based compensation expense	—	—	—	—	1,805	—	—	1,805
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	6,250,000	6	42,523	—	—	42,529
Conversion of convertible preferred stock to common stock	(104,854,769)	(112,292)	9,699,600	10	112,282	—	—	112,292
Issuance of common stock to settle accruing Series A dividends	—	—	2,590,742	3	(3)	—	—	—
Issuance of common stock for partial payment of accrued bonus	—	—	10,218	—	62	—	—	62
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	28	—	—	28
Issuance of common stock upon completion of follow-on offering including overallotment, net of offering costs	—	—	5,750,000	6	69,463	—	—	69,469
Issuance of common stock for payment of consulting services	—	—	27,221	—	359	—	—	359
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(37,232)	(37,232)
Balances at December 31, 2016	—	—	25,000,734	26	238,902	(22)	(157,450)	81,456
Exercise of stock options	—	—	11,714	—	31	—	—	31
Stock-based compensation expense	—	—	—	—	2,965	—	—	2,965
Issuance of common stock pursuant to employee stock purchase plan	—	—	10,829	—	43	—	—	43
Issuance of common stock upon exercise of common stock warrant	—	—	4,349	—	—	—	—	—
Issuance of common stock for payment of consulting services	—	—	188,462	—	767	—	—	767
Issuance of common stock upon completion of follow-on offering including overallotment, net of offering costs	—	—	9,200,000	9	42,875	—	—	42,884
Other comprehensive income	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(59,432)	(59,432)
Balances at December 31, 2017	—	$—	34,416,088	$35	$285,583	$(2)	$(216,882)	$68,734

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(59,432)	$(37,232)	$(25,040)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	235	306	272
Premium on short-term investments	(27)	(184)	—
Amortization of premium on short-term investments	205	77	—
Non-cash rent expense	(127)	(181)	(63)
Non-cash interest expense	—	—	599
Stock-based compensation expense	2,965	1,805	472
Stock issued for consulting services	767	359	—
Change in fair value of derivative liability	(66)	89	(63)
Change in fair value of preferred stock warrant liability	—	(82)	(10)
Gain on disposal of property and equipment	—	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	668	250	506
Prepaids and other current assets	2,682	(3,871)	190
Other assets	35	76	182
Accounts payable	67	(289)	361
Accrued expenses	1,481	2,350	498
Deferred revenue	(1,848)	(5,385)	2,681
Net cash used in operating activities	(52,395)	(41,925)	(19,415)
Cash flows from investing activities:
Change in restricted cash	(1,656)	—	—
Purchases of short-term investments	(61,220)	(69,812)	—
Proceeds received from maturities of short-term investments	83,221	3,000	—
Purchases of property and equipment	(118)	(229)	(263)
Proceeds received from sale of property and equipment	—	13	—
Net cash provided by (used in) investing activities	20,227	(67,028)	(263)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of initial public offering, net of commissions and underwriting discounts	—	46,500	—
Proceeds from issuance of common stock upon completion of follow-on public offering, net of commissions and underwriting discounts	43,240	70,265	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	21,090
Proceeds from exercise of stock options	31	268	95
Proceeds from issuance of stock pursuant to employee stock purchase plan	43	—	—
Proceeds from issuance of convertible promissory notes	—	—	5,000
Payments of public offering costs	(35)	(3,311)	(1,456)
Net cash provided by financing activities	43,279	113,722	24,729
Net increase in cash and cash equivalents	11,111	4,769	5,051
Cash and cash equivalents at beginning of year	18,613	13,844	8,793
Cash and cash equivalents at end of year	$29,724	$18,613	$13,844
Supplemental disclosure of non-cash investing and financing activities:
Modifications of Series A preferred stock	$—	$—	$(11,481)
Modifications of Series B preferred stock	$—	$—	$26
Conversion of convertible promissory notes and accrued interest into Series B convertible preferred stock	$—	$—	$15,798
Conversion of convertible preferred stock into common stock	$—	$112,292	$—
Issuance of common stock to settle accrued Series A preferred stock dividends	$—	$3	$—
Issuance of common stock for partial payment of accrued bonus	$—	$62	$—
Conversion of preferred stock warrants to common stock warrants	$—	$28	$—
Additions to property and equipment included in accounts payable or accrued expenses	$—	$60	$—
Amounts capitalized under build-to-suit lease transaction	$16,143	$—	$—
Deferred offering costs included in accounts payable and accrued expenses	$321	$—	$1,288

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is an innovative biopharmaceutical company committed to the discovery and development of novel therapeutics that treat diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company’s initial therapeutic focus is on cystic fibrosis, which is caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidates, PTI-428, an amplifier, PTI-801, a third generation corrector, and PTI-808, a potentiator, as well a dual combination consisting of PTI-801 and PTI-808, and a triple combination consisting of PTI-428, PTI-801, and PTI-808 are in clinical development. The Company’s other drug candidates are in the preclinical development and discovery phase.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2017, the Company had an accumulated deficit of $216.9 million. During the year ended December 31, 2017, the Company incurred a loss of $59.4 million and used $52.4 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $74.5 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, into early 2019. In accordance with the requirements of ASC 205-40, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

In October 2017, the Company reduced headcount through the elimination of 13 positions. As a result of this action, which was completed in the fourth quarter of 2017, the Company incurred one-time severance and related costs of $0.2 million in the fourth quarter of 2017.

Reverse Stock Split

On January 19, 2016, the Company effected a 1-for-10.8102 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 10). Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

In connection with the completion of the IPO, the Company amended its certificate of incorporation to authorize the future issuance of up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

In September 2016, the Company issued and sold 5,750,000 shares of its common stock in a public offering at a public offering price of $13.00 per share, for net proceeds of $69.5 million after deducting underwriter discounts and commissions of $4.5 million and other offering expenses of $0.8 million. The foregoing includes the exercise by the underwriters of their options to purchase an additional 750,000 shares of the Company’s common stock within 30 days following the date of the final prospectus for the offering.

In December 2017, the Company issued and sold 9,200,000 shares of its common stock in a public offering at a public offering price of $5.00 per share, for net proceeds of $42.9 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.3 million. The foregoing includes the exercise by the underwriters of their option to purchase an additional 1,200,000 shares of the Company’s common stock within 30 days following the date of the final prospectus for the offering.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, including clinical trials, and the valuation of common stock, preferred stock warrant liability, derivative liability and build-to-suit lease obligation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company mitigates its risk with respect to cash, cash equivalents and short-term investments by maintaining its balances at two accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s accounts receivable balances are due from the counterparty to its collaboration agreements (see Note 13) that the Company believes to be creditworthy. As of December 31, 2016, accounts receivable consisted of amounts due from one such counterparty.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded $2.7 million of deferred offering costs in contemplation of the Company’s IPO, which was completed on February 11, 2016. In conjunction with the completion of the IPO, the Company reclassified $4.0 million of deferred financing costs to additional paid-in capital as a reduction of the proceeds from the IPO. In September 2016, the Company reclassified $0.8 million of deferred financing costs to additional paid-in capital as a reduction of the proceeds from the follow-on public offering. In December 2017, the Company reclassified less than $0.4 million of deferred financing costs to additional paid-in capital as a reduction of the proceeds from its public offering, of which $0.3 million is included within accrued expenses and accounts payable as of December 31, 2017.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2017, the Company’s cash equivalents consisted of money market funds, U.S. government-sponsored securities and U.S. treasury securities. The Company’s cash equivalents as of December 31, 2016 consisted of money market funds.

Restricted Cash

As of December 31, 2017and 2016, short term restricted cash consisted of a certificate of deposit collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities at 200 Technology Square, Cambridge, MA.

On September 19, 2017, the Company entered into a lease agreement for a new corporate headquarters at 80 Guest Street, Brighton, MA (see Note 16). As of December 31, 2017, long term restricted cash consisted of a money market account in the amount of $1.7 million collateralizing a letter of credit issued as a security deposit for this lease agreement.

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

The Company’s investments and its derivative liability are carried at fair value determined according to the fair value hierarchy described above (see Note 4). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Adoption of ASC 606

The Company will adopt new revenue accounting guidance in the first quarter of 2018, which it expects to impact this policy, the amount and timing of our future revenue recognition, and the amount of revenue previously recognized in our published financial statements. For further discussion, see Recent Accounting Pronouncements in this note below.

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists associated with an alternate payment option upon change of control within the research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (see Note 13). The embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. The derivative liability is marked-to-market every reporting period. Changes in fair value of the derivative liability are recognized as a component of other income (expense), net in the accompanying statement of operations and comprehensive loss.

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

Preferred Stock Warrant Liability

Through February 2016, the Company classified a warrant to purchase shares of its Series A preferred stock as a liability on its balance sheets as this warrant was a free-standing financial instrument could have required the Company to transfer assets upon exercise. The warrant was initially recorded at fair value on date of grant and subsequently remeasured to fair value at each balance sheet date. Changes in fair value of the warrant were recognized as a component of other income (expense), net in the statement of operations. Following the reverse stock split of the common stock of the Company and the completion of the Company’s IPO in February 2016, the warrant became a warrant to purchase 14,800 shares of common stock. At that time, the warrant was reclassified to a component of stockholder’s equity and is no longer subject to remeasurement.

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the preferred stock warrant. The Company has assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying Series A preferred stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. Up until February 2016, the Company was a private company and therefore lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. Expected dividend yield is determined considering that the underlying Series A preferred stock is entitled to dividends of 8.0% per year, whether or not declared.

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

Prior to January 1, 2017, the Company recognized compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre- vesting forfeitures for service-based awards. Effective January 1, 2017, the company adopted ASU No. 2016-09 on a modified retrospective basis. As a result, the Company has made an accounting policy election to account for forfeitures as they occur.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2017 and 2016, comprehensive loss included less than $0.1 million of unrealized gains and less than $0.1 million of unrealized losses on short-term investments, respectively. There was no difference between net loss and comprehensive loss for the year ended December 31, 2015.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. These new standards will become effective for the Company on January 1, 2018. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company only has one contract (see Note 13) within the scope of Topic 606 and intends to use the modified retrospective method for adoption. Since the inception of the contract, the Company has recognized $9.7 million in revenue.

The Company is assessing, but has not yet completed its assessment of the impact of the adoption of this standard on its consolidated financial statements and related disclosures. Currently, the Company anticipates a potential impact on the revenue recognition method used to recognize revenue under its agreement with Astellas and the accounting for research funding payments based on a specified rate for time incurred as well as the recognition of milestone revenue prior to achievement. The expected impact is further described below. Estimated impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract.

With respect to its collaboration with Astellas, the Company currently expects the one performance obligation identified under the provisions of ASC 606 will be consistent with the one unit of accounting identified under the provisions of ASC 605. However, as previously described, it currently expects that the pattern of revenue recognition under step (v) above will differ from the pattern of revenue recognition under ASC 605. Any change in the timing or pattern of revenue recognition will have a corresponding change to the Company’s deferred revenue balance.

The Company expects the accounting for research funding payments and milestone payments under its agreement to change under ASC 606. Revenue from research funding and milestone payments may be recognized earlier under ASC 606 than under ASC 605. Under ASC 605, upon being earned or achieved, these payments were being recognized as revenue over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. The adoption of ASC 606 may result in the recognition of revenue related to these payments over the three and a half year research term before being earned or achieved. For the milestone payments, this recognition is based on assessment of the probability of achievement of the milestone event and the likelihood of a significant reversal of such milestone revenue at each reporting date.

ASC 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard was adopted by the Company on January 1, 2017 on a modified retrospective basis. As a result, the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of ASU 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled. This had no material impact on the condensed financial statements as of and for year ended December 31, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows. The effective date will be the first quarter of fiscal year 2018. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

3.	Short-Term Investments

The following is a summary of the Company’s short-term investments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$9,817	$—	$(1)	$9,816
U.S. treasury securities	34,923	1	(2)	$34,922
	$44,740	$1	$(3)	$44,738

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$53,384	$—	$(20)	$53,364
U.S. treasury securities	13,535	—	(2)	13,533
	$66,919	$—	$(22)	$66,897

The Company did not have any realized gains or losses on its short-term investments for the years ended December 31, 2017 and 2016. There were no other-than-temporary impairments recognized for the years ended December 31, 2017 and 2016.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of December 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,871	$—	$—	$13,871
U.S. government-sponsored enterprise securities	—	8,960	—	8,960
U.S. treasury securities	—	3,497	—	3,497
Short-term investments:
U.S. government-sponsored enterprise securities	—	9,816	—	9,816
U.S. treasury securities	—	34,922	—	34,922
	$13,871	$57,195	$—	$71,066
Liabilities:
Derivative liability	$—	$—	$25	$25
	$—	$—	$25	$25

	Fair Value Measurements as of December 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,440	$—	$—	$15,440
Short-term investments:
U.S. government-sponsored enterprise securities	—	53,365	—	53,365
U.S. treasury securities	—	13,532	—	13,532
	$15,440	$66,897	$—	$82,337
Liabilities:
Derivative liability	$—	$—	$91	$91
	$—	$—	$91	$91

During the years ended December 31, 2017, 2016 and 2015, there were no transfers between Level 1, Level 2 and Level 3.

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

As of December 31, 2017 and 2016, the Company determined the per share common stock price available based on the closing price of its common stock on The NASDAQ Global Market as of December 29, 2017 and December 30, 2016, respectively. The Company determined the expected term of the instrument to be 2.00 years and 2.50 years as of December 31, 2017 and 2016, respectively. The Company estimated its expected stock volatility to be 80.0% and 81.1% as of December 31, 2017 and 2016, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 1.87% and 1.33% for the years ended December 31, 2017 and 2016, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period. The Company estimated the expected sales-based milestone payments based on four times the maximum research funding allowable under the CFFT collaboration agreement (see Note 13) plus the expected achievement of certain milestones, which totaled $28.5 million for each of the years ended December 31, 2017 and 2016. The Company estimated the discount rate in the calculation of the present value of the expected future milestone payments to be 25% for the years ended December 31, 2017 and 2016, respectively, based on expected returns of alternative investments of a similar type.

Changes in the values of the preferred stock warrant liability and the derivative liability are summarized below (in thousands):

	Preferred Stock Warrant Liability	Derivative Liability
Fair value at December 31, 2014	$120	$65
Change in fair value	(10)	(63)
Fair value at December 31, 2015	110	2
Change in fair value	(82)	89
Conversion to common stock warrant	(28)	—
Fair value at December 31, 2016	—	91
Change in fair value	—	(66)
Fair value at December 31, 2017	$—	$25

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid clinical, manufacturing and scientific expenses	$568	$1,390
Prepaid insurance expenses	55	104
Other prepaid expenses and other current assets	754	2,565
	$1,377	$4,059

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	December 31,
	(Years)	2017	2016
Laboratory equipment	5 years	$3,299	$3,192
Furniture and fixtures	5 years	158	147
Leasehold improvements	Shorter of the lease term or 5 years	382	382
Computer and office equipment	3 – 5 years	143	143
Construction-in-progress		16,143	—
		20,125	3,864
Less: Accumulated depreciation and amortization		(3,558)	(3,323)
		$16,567	$541

Amounts included within construction-in-progress represent the Company’s build-to-suit lease, see Note 16. Depreciation and amortization expense was $0.2 million for the year ended December 31, 2017 and $0.3 million for each of the years ended December 31, 2016 and 2015, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll and related expenses	$1,542	$1,813
Accrued research and development expenses	3,930	1,612
Accrued professional fees	556	383
Accrued other	92	520
	$6,120	$4,328

8.	Convertible Promissory Notes

In July 2014, the Company entered into an agreement to issue $10.0 million of convertible promissory notes. The Company received proceeds from the issuance of convertible promissory notes aggregating $10.0 million for the year ended December 31, 2014.

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

The fair value of the warrant on the date of grant of $0.1 million was recorded as a reduction to the initial carrying amount of the Series A preferred stock. The Company remeasured the fair value of the liability for this preferred stock warrant at each reporting date from its grant date through February 2016, with any adjustments being recorded as a component of other income (expense), net in the Company’s statement of operations and comprehensive loss. The Company recorded gains of less than $0.1 million each year for the years ended December 31, 2016 and 2015, respectively, to reflect the change in fair value of this preferred stock warrant.

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

As of February 10,
2016
Expected term (in years)	2.25
Expected volatility	73.24%
Risk-free interest rate	0.74%
Expected dividend yield	8.0%

The warrant for the purchase of common stock was exercised in February 2017 and the Company issued 4,349 shares of common stock in a net settlement of the warrant exercise.

10.	Convertible Preferred Stock

As of December 31, 2015, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 110,057,398 shares of $0.001 par value preferred stock.

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

As of December 31, 2017 and 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 125,000,000 shares of $0.001 par value common stock.

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

In December 2017, the Company issued and sold 9,200,000 shares of its common stock in a public offering at a public offering price of $5.00 per share, for net proceeds of $42.9 million after deducting underwriter discounts and commissions of $2.8 million and other offering expenses of $0.3 million. The foregoing includes the exercise by the underwriters of their options to purchase an additional 1,200,000 shares of our common stock within 30 days following the date of the final prospectus for the offering.

Each share of common stock entitles the holder to one vote for the election of directors and on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2017, no dividends have been declared.

As of December 31, 2017, the Company had reserved 3,741,251 shares of common stock for the exercise of outstanding stock options under the Company’s 2008 Plan and 2016 Plan and the number of shares remaining for grant under the Company’s 2016 Plan (see Note 12) and the number of shares available under the Company’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

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

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective in connection with the completion of the Company’s IPO. A total of 138,757 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by the least of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 and (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. No shares were issued under this plan during the year ended December 31, 2016. During the year ended December 31, 2017, 10,829 shares were issued under this plan.

Stock option grants and shares to non-employees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of December 31, 2017 and 2016, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.3 million per year. During the years ended December 31, 2017, 2016 and 2015, the Company did not grant any options to non-employees under this plan.

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

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rates	2.00%	1.35%	1.68%
Expected term (in years)	5.96	6.09	5.99
Expected volatility	75.18%	73.19%	56.86%
Expected dividend yield	—	—	—

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016 (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2016	2,030,517	$7.29	8.42	$10,510
Granted	1,201,789	6.88
Exercised	(11,714)	2.68
Forfeited	(382,034)	10.59
Outstanding at December 31, 2017	2,838,558	$6.69	8.10	$3,213
Vested and expected to vest at December 31, 2017	2,755,308	$6.82	8.25	$2,926
Options exercisable at December 31, 2017	1,054,350	$6.29	7.18	$1,404

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2017 and 2016 was less than $0.1 million and $0.4 million, respectively.

The Company received cash proceeds from the exercise of stock options of less than $0.1 million, $0.3 million and $0.1 million during the years ended December 31, 2017, 2016 and 2015.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $4.57, $5.47 and $7.13, respectively.

The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $2.5 million, $1.1 million and $0.5 million, respectively.

Stock-based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,326	$556	$72
General and administrative	2,406	1,608	400
	$3,732	$2,164	$472

As of December 31, 2017, total unrecognized compensation cost related to the unvested stock-based awards was $6.6 million, which is expected to be recognized over weighted average period of 2.57 years.

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

Financial Terms

Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5.0 million with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014 (see Note 8). In addition, the Company will be eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398.5 million, as well as tiered royalty payments ranging in the mid single-digit to low double-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies will conduct research during the initial research term, which is three and a half years, to identify lead compounds for clinical development. Astellas will reimburse the Company at a specified rate for time incurred as well as certain agreed upon third-party costs incurred by the Company, based on the annual budget. The Company received payments for the years ended December 31, 2017 and 2016 of approximately $3.5 million and $2.5 million, respectively.

The Company determined that the deliverables under the agreement include (i) the research license, (ii) the research services to be provided over the research term, which is three and a half years, and (iii) the Company’s participation in the Joint Research Committee (the “Committee”) to be provided over the initial three and a half year research term of the agreement. The Company concluded that the research license and the involvement in the Committee did not have standalone value to Astellas and, therefore, are not separable from the research services. Therefore, the research license, research services and participation in the Committee have been combined and accounted for as a single unit of accounting. Accordingly, the research funding support payments and any reimbursement of third-party costs are being recognized by the Company as revenue over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Non-substantive milestone payments totaling $1.8 million and $0.8 million earned during the years ended December 31, 2016 and 2015, respectively, are being recognized, along with the other arrangement consideration, over the three and half year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term. Revenue recognized under the Astellas Agreement during the years ended December 31, 2017 and 2016 totaled $5.3 million and $3.2 million, respectively. As of December 31, 2017 and 2016, deferred revenue related to the Astellas Agreement totaled $1.1 million and $3.2 million, respectively.

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

Biogen

In December 2013, the Company entered into a Collaborative Research, Development, Commercialization and License Agreement (the “Biogen Agreement”) with Biogen New Ventures, formerly Biogen Idec New Ventures Inc. (“Biogen”). The focus of the Biogen Agreement is to research, develop and commercialize licensed products to attack toxic proteins implicated in the development of Alzheimer’s and Parkinson’s diseases. The Biogen Agreement was terminated in December 2016.

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

The Company determined that the deliverables under the agreement include (i) the research license, (ii) the research services to be provided over the four-year research term of the agreement, and (iii) the Company’s participation in the Joint Research Committee (the “Committee”) to be provided over the initial four-year research term of the agreement. The Company concluded that the research license and the involvement in the Committee did not have standalone value to Biogen and, therefore, are not separable from the research services. Therefore, the research license, research services and participation in the Committee have been combined and accounted for as a single unit of accounting. Accordingly, the upfront fee, research payments and any reimbursement of third-party costs are being recognized by the Company as revenue over the four-year research term of the agreement, which commenced in December 2013, with a cumulative catch-up for the elapsed research term being recognized at the time any such payments are earned. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. A $2.0 million non-substantive milestone payment earned during the year ended December 31, 2014 was being recognized, along with the other arrangement consideration, over the four-year research term of the agreement, with a cumulative catch-up for the elapsed portion of the research term. In December 2016, Biogen exercised its right to terminate the agreement and the Company recognized all remaining deferred revenue upon termination. Revenue recognized under the Biogen Agreement during the years ended December 31, 2016 and 2015 totaled $3.0 million and $2.4 million, respectively.

Cystic Fibrosis Foundation Therapeutics, Inc.

In March 2012, the Company entered into a Research, Development and Commercialization Agreement (the “CFFT Agreement”) with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). Under terms of the CFFT Agreement, which was subsequently amended in May 2013 and January 2014, CFFT agreed to provide up to $5.7 million (the “Award’) in research funding to the Company over two non-consecutive one-year periods from March 2012 to March 2013 and from January 2014 to December 2014. The Company did not recognize any revenue under the CFFT Agreement during the years ended December 31, 2017, 2016 and 2015.

Under the CFFT agreement, the Company has agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFFT of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. The Company has also agreed to pay to CFFT royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by the Company from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by the Company through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. As of December 31, 2017, 2016 and 2015, the Company had not developed a commercial product in connection with this collaboration, and it had not sold, licensed or transferred rights in the technology resulting from this collaboration.

In lieu of the milestone and royalty payments described above, in the event of a change of control of the Company, CFFT may elect to accept a one-time payment equal to the consideration CFFT would have received if it had owned (a) 268,265 shares of the Company’s common stock if the change of control occurs prior to the selection by the Company of a compound intended for product approval, or (b) 444,025 shares of the Company’s common stock if the change of control occurs after the selection by the Company of a compound intended for product approval. This alternative payment option upon a change of control would be cash settled in the event of a change of control and meets the definition of an embedded derivative. The Company estimated the fair value of this liability and concluded that the liability was immaterial as of the inception date of the CFFT Agreement. The Company estimated the fair value of this derivative liability to be less than $0.1 million and $0.1 million as of December 31, 2017 and 2016, respectively (see Note 4).

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

Presidents and Fellows of Harvard College Licensing Agreement

The Company has acquired certain exclusive and nonexclusive rights to use, research, develop and offer for sale certain products and patents under a licensing agreement, as amended in December 2013, with Presidents and Fellows of Harvard College (the “Harvard Agreement”). The Harvard Agreement was terminated in October 2017. The surviving rights obligate the Company to make payments to the licensor for milestones and royalties. Due to the termination of the Harvard Agreement, the future development, clinical and commercialization and sales milestone payments under the licensing agreement are up to $2.375 million. Under the surviving provisions of the licensing agreement, the Company will also owe low single-digit royalties on sales of commercial products, if any, developed using the licensed technologies for 10 years following the first commercial sale. As of December 31, 2017, 2016 and 2015, the Company had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

The Company recorded research and development expenses of $0.1 million during each of the years ended December 31, 2017, 2016 and 2015, respectively, for licensing fees due under the Harvard Agreement.

14.	Income Taxes

During the years ended December 31, 2017, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2017	2016	2015
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.6)	(5.1)	(5.0)
Research and development tax credit carryforwards	(3.2)	(4.3)	(4.4)
Expiration of state net operating loss carryforwards	—	—	—
Non-deductible expenses	0.7	0.5	1.2
Change in deferred tax asset valuation allowance	2.0	42.9	42.2
Effect of U.S. Tax Reform	40.1	—	—
Effective income tax rate	(0.0)%	(0.0)%	(0.0)%

Net deferred tax assets as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	52,861	$53,723
Research and development tax credit carryforwards	9,232	6,633
Accrued expenses and other	1,583	2,152
Total deferred tax assets before valuation allowance	63,676	62,508
Valuation allowance	(63,660)	(62,442)
Net deferred tax assets	16	66
Depreciation	(16)	(66)
Net deferred tax assets	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”) tax reform legislation. The legislation resulted in significant changes to the U.S. corporate income tax system, including reducing the U.S. corporate tax rate from a top marginal rate of 35% down to a flat rate of 21% effective for tax years beginning after December 31, 2017, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit.

As a result of the enacted tax law, the Company has revalued the deferred tax assets and liabilities at the new rate. The revaluation resulted in a reduction in deferred tax assets of $24.0 million with a corresponding reduction in the valuation allowance and therefore no net effect on the 2017 tax provision affecting the Company’s statement of operations.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards (“NOLs”) of $196.9 million and $182.1 million, respectively, which may be available to offset future taxable income and federal and state NOLs begin to expire in 2026 and 2030, respectively. As of December 31, 2017, the Company also had federal and state research and development tax credit carryforwards of $6.8 million and $3.1 million, respectively, which may be available to offset future income tax liabilities. Federal and state research and development tax credit carryforwards begin to expire in 2027 and 2026, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2017 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2017 and 2016. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2017 and 2016 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December
	2017	2016
Valuation allowance at beginning of year	$(62,442)	$(46,476)
Increases recorded to income tax provision	(1,218)	(15,966)
Valuation allowance at end of year	$(63,660)	$(62,442)

The Company has not yet recorded any amounts for unrecognized tax benefits, interest or penalties historically through December 31, 2017. The Company files income tax returns in the U.S. federal and state jurisdictions in which it operates. The Company’s income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

15.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(59,432)	$(37,232)	$(25,040)
Modifications of Series A preferred stock	—	—	11,481
Modifications of Series B preferred stock	—	—	(26)
Accruing dividends on preferred stock	—	(1,378)	(9,724)
Net loss attributable to common stockholders	$(59,432)	$(38,610)	$(23,309)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	25,407,943	18,759,369	553,162
Net loss per share attributable to common stockholders—basic and diluted	$(2.34)	$(2.06)	$(42.14)

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

	December 31,
	2017	2016	2015
Convertible preferred stock (as converted to common stock)	—	—	9,699,600
Payment of accruing dividends on Series A preferred stock in shares of common stock upon conversion of Series A preferred stock	—	—	2,590,742
Options to purchase common stock	2,838,558	2,030,517	979,334
Warrant for the purchase of convertible preferred stock (as converted to common stock)	—	14,800	14,800
	2,838,558	2,045,317	13,284,476

16.	Build-to-suit Lease

On September 19, 2017, the Company entered into a lease agreement for its new headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Brighton, Massachusetts. The rent commencement date will be the earlier of (i) the first date on which tenant has commenced occupancy for the conduct of business in the premises, or (ii) April 15, 2018, subject to extension for certain delays. The lease will extend for a lease term from the rent commencement date and then for ten years starting with the first day of the month following the month in which the commencement date falls, if the rent commencement date does not fall on the first day of a month. The Company is entitled to one seven-year option to extend. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be approximately $1.7 million in the first year after taking occupancy, with annual increases of 2.75% each year thereafter. Total expected rental payments through the initial lease term are approximately $18.8 million. The Company will be entitled to an improvement allowance of approximately $4.8 million for certain permitted costs related to the design and construction of Company improvements on the premises. The lease contains customary provisions allowing the landlord to terminate the lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of the Company’s involvement with the build-out of the space. As a result, the Company has capitalized approximately $16.1 million as construction-in-progress within property, plant and equipment equal to the estimated fair value of its leased portion of the premises. Also, the Company has recognized a corresponding build-to-suit facility lease financing obligation with a current portion of $0.9 million classified as other liabilities and $15.3 million classified as other non-current liabilities on its balance sheet as of December 31, 2017. The Company’s expected costs to complete construction is estimated to be $0.7 million as of December 31, 2017. The construction is expected to be completed in the second quarter of 2018, upon which time the Company will assess and determine if the assets and corresponding liability should be de-recognized. As of December 31, 2017, minimum rental commitments under this lease for each of the next five fiscal years and total thereafter are as follows:

2018	$1,173
2019	1,686
2020	1,733
2021	1,780
2022	1,830
Thereafter	10,636
Total	$18,838

17.	Commitments and Contingencies

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

The Company recorded rent expense of $1.7 million during each of the years ended December 31, 2017 and 2015 and $1.6 million during the year ended December 31, 2016, respectively.

The following table summarizes the future minimum lease payments due under the operating lease as of December 31, 2017 (in thousands):

2018	$563
Total	$563

Also see Note 16 for the Company’s build-to-suit lease and related lease commitments.

Dr. Stelios Papadopoulos

In May 2016, the Company entered into a Letter Agreement with Dr. Stelios Papadopoulos with an effective date of July 1, 2016 and a term of 36 months. Under the terms of the Letter Agreement, Dr. Papadopoulos will provide certain consulting and advisory services to the Company as and when requested. The Company will pay a quarterly retainer of $0.2 million to Dr. Papadopoulos for the duration of the Letter Agreement with aggregate fees totaling $2.5 million over the term of the Letter Agreement. The retainer may be paid in cash, common stock of the Company or a combination of the two at the discretion of the Company. Any common stock issued in settlement of payments due under this agreement will be valued at the average closing price of the stock for 20 trading days, as listed on the NASDAQ, ending three trading days prior to the issuance of the shares. Additionally, under the terms of the Letter Agreement, if the Company consummates a merger and acquisition (“M&A”) transaction, as defined in the Letter Agreement, with another party during the term of the Agreement or the 12-month period following the expiration of the Letter Agreement, Dr. Papadopoulos will be entitled to a M&A transaction fee equal to 1% of the value of the transaction, as defined in the Letter Agreement. During the years ended December 31, 2017 and 2016, the Company issued 188,462 and 27,221 shares under this consulting agreement for $0.8 million and $0.4 million, respectively, which is recorded within general and administrative expense in the accompanying statements of operations.

The following table summarizes the future retainer payments due under the Letter Agreement as of December 31, 2017 (in thousands):

2018	$840
2019	420
Total	$1,260

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2017 or 2016.

18.	401(k) Savings Plan

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

19.	Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands).

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$1,021	$1,147	$1,551	$1,622
Operating expenses:
Research and development	13,108	15,370	12,894	12,282
General and administrative	3,170	2,902	2,741	2,847
Total operating expenses	16,278	18,272	15,635	15,129
Loss from operations	(15,257)	(17,125)	(14,084)	(13,507)
Interest income	191	169	155	126
Interest expense	—	—	—	—
Other income (expense), net	(30)	(2)	(25)	(43)
Net loss	(15,096)	(16,958)	(13,954)	(13,424)
Modification of Series A preferred stock	—	—	—	—
Modification of Series B preferred stock	—	—	—	—
Accruing dividends on Series A preferred stock	—	—	—	—
Net loss attributable to common stockholders	$(15,096)	$(16,958)	$(13,954)	$(13,424)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.68)	$(0.56)	$(0.51)
Weighted average common shares outstanding—basic and diluted	25,020,337	25,040,131	25,093,344	26,465,521

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$1,158	$1,451	$1,715	$4,060
Operating expenses:
Research and development	6,876	7,404	9,218	10,461
General and administrative	2,301	3,115	3,266	3,198
Total operating expenses	9,177	10,519	12,484	13,659
Loss from operations	(8,019)	(9,068)	(10,769)	(9,599)
Interest income	—	20	36	190
Interest expense	—	—	—	—
Other income (expense), net	28	(5)	(38)	(8)
Net loss and comprehensive loss	(7,991)	(9,053)	(10,771)	(9,417)
Modification of Series A preferred stock	—	—	—	—
Modification of Series B preferred stock	—	—	—	—
Accruing dividends on Series A preferred stock	(1,378)	—	—	—
Net loss attributable to common stockholders	$(9,369)	$(9,053)	$(10,771)	$(9,417)
Net loss per share attributable to common stockholders—basic and diluted	$(0.87)	$(0.47)	$(0.54)	$(0.38)
Weighted average common shares outstanding—basic and diluted	10,766,722	19,139,183	20,073,685	24,975,010