Form 10-Q
period 2018-03-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2018-05-09
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37695

Proteostasis Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8436652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Guest Street, 5th Floor

Boston, Massachusetts 02135

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (617) 225-0096

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2018, there were 36,081,032 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim”, “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our clinical trials, including, without limitation, the timing of the initiation of, completion of, enrollment in, and data from our trials;
•	our estimates regarding anticipated filing of INDs or amended protocols for nominated drug candidates;
•	our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain and maintain regulatory approval of PTI-428, PTI-801 and PTI-808, and our combination solutions, for any indication, and the labeling under any approval we may obtain;
•

our ability to obtain and maintain sanctioning or favorable scoring of our clinical trials or protocols from other third parties, such as the Therapeutics Development Network of the Cystic Fibrosis Foundation or the Clinical Trial Network of the European Cystic Fibrosis Society;

•

intense competition in the CF market and the ability of our competitors, many of whom have greater resources than we do, to run clinical trials that may limit the patients available for our trials, and to offer different, better or lower cost therapeutic alternatives than our product candidates;

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

Kalydeco, Orkambi and Symdeko are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$19,457	$29,724
Short-term investments	43,874	44,738
Restricted cash	294	294
Prepaids and other current assets	1,982	1,377
Total current assets	65,607	76,133
Operating lease, right-of-use asset	15,261	472
Property and equipment, net	376	424
Deferred offering costs	160	—
Other assets	24	33
Restricted cash, net of current portion	828	1,656
Total assets	$82,256	$78,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,222	$2,098
Accrued expenses	5,222	6,120
Deferred revenue	—	1,108
Operating lease liabilities	1,671	559
Total current liabilities	8,115	9,885
Derivative liability	13	25
Operating lease liabilities, net of current portion	13,999	—
Total liabilities	22,127	9,910
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 34,482,574 and 34,416,088 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	35	35
Additional paid-in capital	286,851	285,583
Accumulated other comprehensive loss	(28)	(2)
Accumulated deficit	(226,729)	(216,808)
Total stockholders’ equity	60,129	68,808
Total liabilities and stockholders’ equity	$82,256	$78,718

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$942	$1,021
Operating expenses:
Research and development	8,400	13,108
General and administrative	3,823	3,170
Total operating expenses	12,223	16,278
Loss from operations	(11,281)	(15,257)
Interest income	165	191
Other income (expense), net	90	(30)
Net loss	$(11,026)	$(15,096)
Net loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(0.60)
Weighted average common shares outstanding—basic and diluted	34,474,004	25,020,337

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,026)	$(15,096)
Other comprehensive loss:
Unrealized loss on investments	(26)	(16)
Comprehensive loss	$(11,052)	$(15,112)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,026)	$(15,096)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	563	340
Premium on short-term investments	—	(100)
Amortization of premium on short-term investments	(55)	78
Stock-based compensation expense	914	486
Stock issued for consulting services	308	258
Change in fair value of derivative liability	(12)	(54)
Changes in operating assets and liabilities:
Accounts receivable	—	(42)
Prepaids and other current assets	(605)	311
Other assets	9	9
Accounts payable	(876)	(595)
Accrued expenses	(1,058)	(313)
Deferred revenue	(3)	(311)
Operating lease liabilities	(193)	(316)
Net cash used in operating activities	(12,034)	(15,345)
Cash flows from investing activities:
Purchases of short-term investments	(7,957)	(11,393)
Proceeds received from maturities of short-term investments	8,850	23,550
Purchases of property and equipment	—	(10)
Net cash provided by investing activities	893	12,147
Cash flows from financing activities:
Proceeds from exercise of stock options	21	4
Proceeds from issuance of common stock pursuant to employee stock purchase plan	25	—
Net cash provided by financing activities	46	4
Net decrease in cash, cash equivalents, and restricted cash	(11,095)	(3,194)
Cash, cash equivalents, and restricted cash at beginning of period	31,674	18,907
Cash, cash equivalents, and restricted cash at end of period	$20,579	$15,713
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$160	$—
Addition of operating lease, right-of-use asset	$15,304	$—
Additions to property and equipment included in accounts payable	$—	$25

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company developing small molecule therapeutics to treat cystic fibrosis (“CF”) and other diseases caused by dysfunctional protein processing.  The Company focuses on identifying therapies that restore protein function.  CF is a disease caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidates, PTI-428, an amplifier, PTI-801, a third generation corrector, and PTI-808, a potentiator, as well as a dual combination consisting of PTI-801 and PTI-808, and a triple combination consisting of PTI-428, PT-801, and PTI-808 are in clinical development.  The Company’s other drug candidates are in the preclinical development and discovery phases.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2018, the Company had an accumulated deficit of $226.7 million. During the three months ended March 31, 2018, the Company incurred losses of $11.0 million and used $12.0 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $63.3 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, into early 2019. In accordance with the requirements of ASC 205-40, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of March 31, 2018 and for the three months ended March 31, 2018 are unaudited. The accompanying unaudited interim financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position as of March 31, 2018 and condensed results of its operations and cash flows for the three months ended March 31, 2018 have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and the valuation of common stock, and the derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company mitigates its risk with respect to cash, cash equivalents and short-term investments by maintaining its balances at two accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s accounts receivable balances are due from the counterparty to its collaboration agreements (see Note 8) that the Company believes to be creditworthy.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. As of March 31, 2018, a deferred offering cost of $0.2 million related to the Company’s at-the-market common stock offering program sales agreement that was entered into with Leerink Partners LLC in March 2018 remains an asset on the Company’s financial statements.

Restricted Cash

As of March 31, 2018 and December 31, 2017, the current portion of restricted cash consisted of a certificate of deposit in the amount of $0.3 million collateralizing a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities at 200 Technology Square, Cambridge, MA.

On September 19, 2017, the Company entered into a lease agreement for a new corporate headquarters at 80 Guest Street, Boston, MA (see Note 11). As of March 31, 2018, restricted cash, net of current portion, consisted of a money market account in the amount of $0.8 million collateralizing a letter of credit issued as a security deposit for this lease agreement.  The restricted cash amount decreased by $0.8 million from December 31, 2017 as the Company was entitled to reduce the amount of the letter of credit and the corresponding restricted cash upon meeting certain conditions noted within the lease agreement.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company’s cash equivalents consisted of money market funds.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) to enhance the transparency and comparability of financial reporting related to leasing arrangements.  The Company elected to early adopt the standard effective January 1, 2018, as permitted by the guidance.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The Company has elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

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

The Company’s derivative liability, short-term investments and cash equivalents are carried at fair value determined according to the fair value hierarchy described above (see Note 4). The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification ASC Topic 606, Revenue from Contracts with Customers using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing agreements which are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.

The Company records as deferred revenue any amounts received prior to satisfying the revenue recognition criteria.  Amounts recognized as revenue, but not yet received or invoiced are generally recorded as current assets.

Exclusive Licenses

If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Research and Development Services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. As the provision of research and development services is a part of the Company’s central operations, when the Company is principally responsible for the performance of these services under the agreements, the Company recognizes revenue on a gross basis for research and development services in accordance with the ASC 606 framework described above.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

For a complete discussion of accounting for collaboration revenues, see Note 8, Collaboration Agreement.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing therapeutics to treat protein conformational diseases. All of the Company’s tangible assets are held in the United States. To date, all of the Company’s revenue has been generated in the United States.

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists associated with an alternate payment option upon change of control within the research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics, Inc.. The embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. The derivative liability is marked-to-market every reporting period. Changes in fair value of the derivative liability are recognized as a component of other income (expense), net in the accompanying statement of operations and comprehensive loss.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2018 and 2017, comprehensive loss included less than $0.1 million of unrealized loss on short term investments.

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

Recently Issued Accounting Pronouncements

Revenues

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC 605”) and creates a new topic, ASC 606, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company only has one contract (see Note 8) within the scope of ASC 606. The Company adopted this new standard on January 1, 2018 using the modified retrospective method for adoption. The Company has elected to use the following practical expedient that is permitted under the rules of the adoption: the Company has not retrospectively restated its contracts that have been amended at each amendment date as is generally required under ASC 606. Instead, upon adoption, the Company reflected the aggregate effect of all modifications that occurred before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations; determining the transaction price; and allocating the transaction price to the satisfied and unsatisfied performance obligations.

As a result of adopting ASC 606 on January 1, 2018, the Company has recorded a cumulative-effect decrease to opening accumulated deficit of $1.1 million as of January 1, 2018 and a corresponding decrease to deferred revenue. The total impact to revenue for the three months ended March 31, 2018 as a result of the adoption of ASC 606 was $0.8 million. Total revenue recorded in the three months ended March 31, 2018 under ASC 606 was $0.9 million, as compared to $1.7 million that would have been recorded under ASC 605. As of March 31, 2018, the Company recorded less than $0.1 million as a contract asset under ASC 606 which is included in other current assets, as compared to a deferred revenue balance of $0.3 million in current liabilities, which would have resulted under ASC 605.

The most significant change relates to the Company’s determination of transaction price at inception and each reporting period as well as the revenue recognition pattern under step (v) above for the Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”) as well as treatment of variable consideration in the form of milestone payments. Under ASC 605, the research funding support payments, reimbursement of third-party costs, and milestone payments were being recognized by the Company as revenue on a straight-line basis over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. Under ASC 606, the Company is recognizing the revenue allocated to the one performance obligation measuring progress using the proportional performance method.   For further discussion of the adoption of this standard, see Note 8.

Leases:

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, leases are required to be recognized on the balance sheet as right-of-use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.

Due to the Company commencing a new lease in Boston, Massachusetts on January 19, 2018, the Company elected to early adopt the standard effective January 1, 2018, as permitted by the guidance in order to enhance overall transparency within financial reporting. The Company has implemented the standard using the required modified retrospective approach and have also elected to utilize the package of practical expedients. The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. The company also elected the practical expedient to use hindsight in determining the appropriate lease term and in assessing impairment of its right-of-use assets.  In using the modified retrospective approach, the Company is required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented.

During 2017, the Company was deemed the accounting owner of the construction project for the build-to-suit lease in Boston, Massachusetts because of the Company’s involvement in the build-out of the space. Under the new standard, the Company is no longer considered the accounting owner due to (1) not having the right to obtain or control the leased premises during the construction period, (2) having no right of payment for the partially constructed assets, and the leased premises are not of a specialized nature and, thus, could be potentially leased to another tenant, and (3) not legally owning or controlling the land on which the property improvements will be constructed.  As such, upon transition, the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance within other liabilities, current and non-current, have been derecognized. Prior period results have been restated to this effect through to the earliest period presented. The adoption of this standard has had a material impact on the Company’s financial position but did not significantly affect the Company’s results of operations. See below for Impacts on Previously Reported Results.

Impacts to Previously Reported Results

The impact of the adoption of the new leasing standard on the December 31, 2017 balance sheet is as follows:

	December 31, 2017
	As Previously Reported	New Lease Standard Adjustment	As restated
Operating lease right-of-use assets, net	$—	$472	$472
Property and equipment, net	16,567	(16,143)	424
Deferred rent, current	87	(87)	—
Operating lease liabilities, current	—	559	559
Other liabilities, current	902	(902)	—
Other liabilities, net of current	15,315	(15,315)	—
Accumulated deficit	(216,882)	74	(216,808)

Cash Flow:

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard was effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows. The new standard was effective for the Company on January 1, 2018. This resulted in the $1.1 million and $2.0 million of restricted cash for the three months ended March 31, 2018 and March 31, 2017 being displayed within the overall change in the cash balance on the statement of cash flows.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard was effective for the Company on January 1, 2018; however, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations as there were no changes to terms or conditions of share-based payments during the quarter ended March 31, 2018.

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$9,479	$—	$(9)	$9,470
U.S. treasury securities	34,423	0	(19)	34,404
	$43,902	$0	$(28)	$43,874

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$9,817	$—	$(1)	$9,816
U.S. treasury securities	34,923	1	(2)	34,922
	$44,740	$1	$(3)	$44,738

The Company did not have any realized gains or losses on its short-term investments for the three months ended March 31, 2018 and 2017. There were no other-than-temporary impairments recognized for the three months ended March 31, 2018 and 2017.

4.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$18,137	$—	$—	$18,137
Short-term investments:
U.S. government-sponsored enterprise securities	—	9,470	—	9,470
U.S. treasury securities	—	34,404	—	34,404
	$18,137	$43,874	$—	$62,011
Liabilities:
Derivative liability	$—	$—	$13	$13
	$—	$—	$13	$13

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,871	$—	$—	$13,871
U.S. government-sponsored enterprise securities	—	8,960	—	8,960
U.S. treasury securities	—	3,497	—	3,497
Short-term investments:
U.S. government-sponsored enterprise securities	—	9,816	—	9,816
U.S. treasury securities	—	34,922	—	34,922
	$13,871	$57,195	$—	$71,066
Liabilities:
Derivative liability	$—	$—	$25	$25
	$—	$—	$25	$25

During the periods ended March 31, 2018 and December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

Derivative Liability

The derivative liability relates to a cash settlement option associated with the change of control provision in the Company’s Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) agreement, which meets the definition of a derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments.

As of March 31, 2018 and December 31, 2017, the Company determined the per share common stock price available based on the closing price of its common stock on the NASDAQ Global Market as of March 29, 2018 and December 29, 2017, respectively. The Company determined the expected term of the instrument to be 1.75 years and 2.00 years as of March 31, 2018 and December 31, 2017, respectively. The Company estimated its expected stock volatility to be 80.0% and 80.0% as of March 31, 2018 and December 31, 2017, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 2.20% and 1.87% as of March 31, 2018 and December 31, 2017, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the derivative liability are summarized below (in thousands):

Derivative
Liability
Fair value at December 31, 2017	$25
Change in fair value	(12)
Fair value at March 31, 2018	$13

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid clinical, manufacturing and scientific expenses	$753	$568
Prepaid insurance expenses	569	55
Other prepaid expenses and other current assets	660	754
	$1,982	$1,377

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and related expenses	$973	$1,542
Accrued research and development expenses	3,282	3,930
Accrued professional fees	928	556
Accrued other	39	92
	$5,222	$6,120

7.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan is 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan.

As of March 31, 2018, the total number of shares reserved under the 2016 Plan and 2008 Plan was 4,446,676 and the Company had 701,140 shares available for future issuance under the 2016 Plan.

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

During the three months ended March 31, 2018, 6,114 shares of common stock were issued pursuant to the 2016 ESPP. As of March 31, 2018, the total number of shares reserved under the 2016 ESPP was 399,328 shares. The Company recognized less than $0.1 million of stock-based compensation during the three month period ended March 31, 2018 related to this plan.

Stock Option Grants and Shares to Non-employees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of March 31, 2018, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.3 million.

Bonus Restricted Stock Units (RSU’s)

On February 1, 2018, the Company’s board approved the executive bonuses for the year ended December 31, 2017 and elected payment to be made through grant of an equivalent number of RSU’s based on the February 1, 2018 closing share price.  The requisite service period for the awards is from February 1, 2018 through February 1, 2019 (the vesting period). The Company measures employee stock-based compensation based on the grant date fair value of the stock-based compensation award. In addition, the Company grants RSU’s at prices equal to the fair value of the Company’s common stock on the date of grant, based on observable market prices. The Company will recognize employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the requisite service period of the awards which is from February 1, 2018 through February 1, 2019. The Company will account for these grants in Q1 2018. Specifically, the grants do not meet the criteria for liability classification as there is a fixed number of shares to be issued and there is no variability in the number of shares which have been granted.  As of the three month period ended March 31, 2018, 197,625 RSU’s had been granted with a total expense of $0.1 million being recognized.

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a non-employee for consulting services, was classified in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$363	$255
General and administrative	859	489
	$1,222	$744

8.	Collaboration Agreement

Astellas

In November 2014, the Company entered into the Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement” with Astellas Pharma Inc. (“Astellas”). The focus of the Astellas Agreement is to identify, develop and commercialize therapeutic candidates relating to the Unfolded Protein Response (“UPR”) pathway.

Financial Terms

Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5.0 million with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014. In addition, the Company will be eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398.5 million, as well as tiered royalty payments ranging in the mid single-digit to low double-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies will conduct research during the initial research term, which is approximately three and a half years, to identify lead compounds for clinical development.  The Company will provide Astellas with a report of the actual expenses incurred within 30 days after the end of the quarter, which Astellas will provide payment to the Company within 30 days of receiving of the report. At the end of the research term, Astellas, in its sole discretion, may designate a development compound and make a milestone payment to the Company.  The Company has the right, but not the obligation, to co-develop the compound. If the Company does not exercise its option to co-develop the compound, Astellas will have an exclusive right to the compound and sole right and responsibility for the development of the compound.

Term and Termination

The term of the Astellas Agreement commenced in November 2014 and will continue in full force and effect, unless terminated under the conditions described below, until expiration of all applicable royalty terms with respect to all licensed products in all countries in the territory defined as per the agreement.

The agreement was set to automatically terminate at the end of the three and a half year research term, in the second quarter of 2018, if Astellas has not designated at least one development compound, unless mutually agreed to be extended. On April 20, 2018, the Company and Astellas entered into Amendment No. 6 (“Amendment No. 6”) to the “Astellas Agreement”.  Amendment No. 6, effective as of April 23, 2018, extends the research term for the initial project under the Astellas Agreement to December 4, 2018. Astellas has the unilateral right to terminate the agreement on a project-by-project basis by providing written notice to the Company. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.

Accounting Analysis

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Astellas, is a customer. The Company identified the following material promises as of the most recent amendment in July 2016: (1) the research license; (2) the research services to be provided over the research term; and (3) participation in the Joint Research Committee (the “Committee”) to be provided over the initial three and a half year research term of the agreement. The Company determined that the license and research services were not distinct from one another, as the license has limited value without the performance of the research and development activities. Participation in the Committee to oversee the research activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. As such, the Company determined that these promises should be combined into a single performance obligation.

The Company evaluated the Astellas option right to designate a development compound, as described above, to determine whether it provides Astellas with a material right. The Company concluded that the option was not issued at a significant and incremental discount and Astellas has only the right to pursue negotiations for additional projects, and therefore does not provide a material right. As such, they are excluded from performance obligations at the inception of the arrangement.

Under the Astellas Agreement, in order to evaluate the appropriate transaction price as of the adoption of ASC 606, the Company determined that the payments received to date for research funding support and reimbursement of third-party costs, the estimated payments that will be received for research funding support and reimbursement of third-party costs over the remaining research term, and the milestone payments received to date represent the transaction price, which was allocated to the single performance obligation. The transaction price as of the adoption of ASC 606 and March 31, 2018 was $12.8 million, of which $0.9 million is yet to be completed as of March 31, 2018.  The option exercise fee that may be received is excluded from the transaction price until the customer option is exercised. Future potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained due to Astellas having only the right to pursue negotiations for additional projects. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over a period ending on December 4, 2018 as noted above. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed balance sheet.

The Company recognized revenue of $0.9 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. Amounts recorded as a contract asset under the Astellas Agreement totaled less than $0.1 million as of March 31, 2018.  Amounts recorded as deferred revenue under the Astellas Agreement totaled $1.1 million as of  December 31, 2017.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three months ended March 31, 2018 and 2017 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.  All of the Company’s losses before income taxes were generated in the United States.

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(11,026)	$(15,096)
Denominator:
Weighted average number of common shares outstanding—basic	34,474,004	25,020,337
Net loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(0.60)

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

	March 31,
	2018	2017
Options to purchase common stock	3,548,271	2,086,453
Restricted stock units	197,265	—
Potentially dilutive securities outstanding	3,745,536	2,086,453

11. Leases

The Company has operating leases of office and laboratory space. The lease of the Company’s principal facilities in Cambridge, Massachusetts, which, as amended expires in May 2018. This lease was used as the Company’s corporate headquarters, and was located at 200 Technology Square, 4th Floor, Cambridge, Massachusetts.

In September 2017, the Company entered into a new lease of office and laboratory space in Boston, Massachusetts which will become the new corporate headquarters. The new lease commenced on January 19, 2018. This lease has a 10-year initial term with an option to extend for 7 additional years.  The lessee has the right to terminate the lease cause in case of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component, and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied.  The Company’s existing real estate leases in Cambridge and Boston are net leases as their non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred and therefore were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  As of March 31, 2018, and December 31, 2017 assets under operating lease were $15.3 million and $0.5 million, respectively.  The elements of lease expense were as follows:

	Three Months Ended March 31,
	2018	2017
Lease cost
Operating lease cost	$660	$286
Total lease cost	$660	$286

Other information
Operating cash flows used for operating leases	$338	$333
Operating lease liabilities arising from obtaining right-of-use assets	$15,304	$—
Weighted average remaining lease term	10 years	1 years
Weighted average discount rate	4.50%	4.06%

Future lease payments under non-cancelable leases as of March 31, 2018:

Future Operating Lease Payments
2018	$1,824
2019	1,686
2020	1,733
2021	1,780
2022	1,829
Thereafter	10,636
Total lease payments	19,488
Less: imputed interest	3,920
Total operating lease liabilities	$15,568

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the Securities and Exchange Commission on March 14, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are an innovative, clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company focuses on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-428, an amplifier, and PTI-801 a third generation corrector, both of which we believe have potential as add-on therapy to standard-of-care CFTR modulator treatment and PTI-808, a potentiator intended to be developed as part of a dual combination with PTI-801 and a triple combination that also includes PTI-428 and PTI-801. We are developing and, if approved, intend to commercialize our own therapies, including add-on and combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

We have also completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi® as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December 2017, we announced the results of this trial.

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

Our IND for the Phase 1 study of PTI-801, a corrector molecule, was submitted to the FDA in the first quarter of 2017 and is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We completed dosing of subjects in the SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801, and reported initial data on this portion of the study in 2017.

We have initiated a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi® therapy. In December 2017, we reported initial data from a preliminary ad hoc analysis of the first five subjects (four PTI-801 treated and one placebo) of the first dose level tested.  This study, designed to investigate the effect of PTI-801 in escalating doses in multiple cohorts, is ongoing.

Our IND for the Phase 1 study of PTI-808, a potentiator molecule, was submitted to the FDA in the second quarter of 2017 and is now active. PTI-808 has completed investigation in 48 healthy volunteers with up to 300 mg in single and multiple dose cohorts.  We reported preliminary data from this study in December 2017.

Co-administration of PTI-428, PTI-801 and PTI-808 has been completed in 20 healthy volunteers.  We reported preliminary data from this study in December 2017

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in the United States and Europe. In January 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network (TDN) and the Clinical Trial Network (CTN). Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.

In April 2018, the FDA granted Fast Track designation for our triple combination program for the treatment of cystic fibrosis. The Company’s proprietary triple combination includes the following investigational agents: a cystic fibrosis transmembrane conductance regulator (CFTR) amplifier, a third generation corrector and a potentiator, known as PTI-428, PTI-801 and PTI-808, respectively.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications between the FDA and the company relating to the development plan and clinical trial design, and may be eligible for priority review if certain criteria are met.

In April 2018 the TDN endorsed the study protocol to investigate PTI-428 in CF patients on background Symdeko therapy. The Phase 2 study is designed to investigate the safety, tolerability and pharmacokinetics (PK) of multiple doses of PTI-428 in a 28-day dosing study.

In 2018, we aim to (1) produce additional data from our 14-day study of PTI-801 in CF patients on background Orkambi in the first half, (2) continue dosing CF patients in a double combination trial consisting of PTI-801 and PTI-808, and produce initial data by mid-year, (3) initiate a triple combination of our proprietary agents PTI-428, PTI-801 and PTI-808 in CF patients in the first half, and produce preliminary data in the second half , (4) initiate a clinical study with PTI-428 in patients on background Symdeko in the third quarter with initial data in early 2019, and (5) report data from a study of PTI-428 in patients on background Kalydeco by the end of 2018.

We have exclusive worldwide commercial rights to PTI-428, PTI-801 and PTI-808, as well as our proprietary combinations. We plan to pursue regulatory approval for add-on therapies based on PTI-428 and/or PTI-801 in regions where ivacaftor and lumacaftor (and ivacaftor and tezacaftor, as applicable) are commercially available. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we plan to independently commercialize our product candidates, including, without limitation, our combination therapy candidates, in those regions. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

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

Since our inception in 2006, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from our initial public offering in February 2016, proceeds from our follow-on public offerings in September 2016 and December 2017, and, to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as funds from the sale of stock under the at-the-market program described below.

On March 23, 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through Leerink as its sales agent, up to an aggregate offering amount of $50 million.  In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices.  As of May 3, 2018, we sold 1,555,948 shares of our common stock for net proceeds of approximately $7.8 million pursuant to the ATM program.

Since our inception, we have incurred significant operating losses. Our net losses were $11.0 million and $15.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $226.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand and/or advance our add-on and proprietary combination therapy candidates, PTI-428, PTI-801 and PTI-808, into Phase 1, Phase 2, and Phase 3 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the TDN, the CTN, and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our CF and other product candidates, including, without limitation, back-up compounds.

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

We expect that our cash, cash equivalents and short-term investments of $63.3 million as of March 31, 2018 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into early 2019. In accordance with the requirements of ASC 205-40, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.  See “—Liquidity and Capital Resources”.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of the Company’s revenue during the three months ended March 31, 2018 and 2017 was derived from our collaboration agreement with the Astellas Agreement.

Under the Astellas Agreement, entered into in November 2014, the Company recognized revenue of $0.9 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. Under ASC 606, the Company is recognizing revenue over the expected research and development period using the proportional performance method.   Amounts recorded as a contract asset under the Astellas Agreement totaled less than $0.1 million as of March 31, 2018.  Amounts recorded as deferred revenue under the Astellas Agreement totaled $1.1 million as of December 31, 2017.

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
•

expenses incurred in connection with the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs and contract manufacturing organizations, or CMOs;

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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CROs, and CMOs in connection with our clinical trials and preclinical development activities. We do not allocate employee costs, costs associated with our platform technology and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources to manage our preclinical development activities and perform data analysis for such activities. These employees work across multiple development programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
CF	$3,927	$7,235
UPR	316	254
Unallocated expenses:
Personnel related (including stock-based compensation)	2,595	3,070
Facility Related	746	736
Other	816	1,813
Total research and development expenses	$8,400	$13,108

We expect that our expenses will decrease substantially in connection with our ongoing clinical trials, preclinical development, and commercialization activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-428, PTI-801 or PTI-808 for the treatment of CF or the cost associated with the development of any of our other product candidates.

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

Other Income (Expense), Net

Interest Income. Interest income consists of interest earned on cash equivalents and short-term investments held by us during the three months ended March 31, 2018 and 2017.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies, except for our revenue recognition policy as a result of the adoption of ASC 606 and our lease policy as a result of the adoption of ASC 842, which are discussed in detail in Note 2, Summary of Significant Accounting Policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 14, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Research collaboration revenue	$942	$1,021	$(79)
Operating expenses:
Research and development	8,400	13,108	(4,708)
General and administrative	3,823	3,170	653
Total operating expenses	12,223	16,278	(4,055)
Loss from operations	(11,281)	(15,257)	3,976
Interest income	165	191	(26)
Other income/(expense), net	90	(30)	120
Total other expenses, net	255	161	94
Net loss	$(11,026)	$(15,096)	$4,070

Revenue

Revenue was $0.9 million for the three months ended March 31, 2018, compared to $1.0 million for the three months ended March 31, 2017. The decrease of $0.1 million is primarily the result of the adoption of ASC 606 on January 1, 2018. The Company has recorded a cumulative-effect credit to opening accumulated deficit of $1.1 million as of January 1, 2018 and a corresponding decrease to deferred revenue. The total impact to revenue for the three months ended March 31, 2018 as a result of the adoption of ASC 606 was $0.8 million. Total revenue recorded in the three months ended March 31, 2018 under ASC 606 was $0.9 million, as compared to $1.7 million that would have been recorded under ASC 605. As of March 31, 2018, we recorded less than $0.1 million as a contract asset under ASC 606, which is located within other current assets, as compared to a deferred revenue balance of $1.1 million within current liabilities, which would have resulted under ASC 605.

Research and Development Expenses

Research and development expenses were $8.4 million for the three months ended March 31, 2018, compared to $13.1 million for the three months ended March 31, 2017. The decrease of $4.7 million was primarily due to a decrease of approximately $5.1 million in research activities, including preclinical, toxicology, and CMC during the quarter ended March 31, 2018. During the quarter ended March 31, 2017, there was significant research and IND-enabling preclinical activity supporting the advancement of PTI-801 and PTI-808 into the clinic.   The decrease was partially offset by a $1.7 million increase in clinical development costs due to the progression of clinical activity for the Company’s CF compounds.   The remaining decrease during the three months ended March 31, 2018 as compared to March 31, 2017 is attributable to unallocated expenses, including personnel costs due to a decrease in research headcount in October 2017.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2018, compared to $3.2 million for the three months ended March 31, 2017. The increase of $0.6 million in general and administrative expenses was primarily due to increases of $0.4 million in stock based compensation and $0.3 million in contract labor.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2018 and the three months ended March 31, 2017 and consists of interest earned on short-term investments.

Other Income (Expense), Net

Other expenses were less than $0.1 million for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offerings, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as sales of stock under our at-the-market offering program with Leerink acting as our sales agent.

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $63.3 million. We expect that our cash, cash equivalents and short-term investments as of March 31, 2018 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into early 2019. As of March 31, 2018, we have assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  As such, under the requirement of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(12,034)	$(15,345)
Cash provided by (used in) investing activities	893	12,147
Cash provided by financing activities	46	4
Net increase (decrease) in cash and cash equivalents	$(11,095)	$(3,194)

Operating Activities. Net cash used in operating activities was $12.0 million during the three months ended March 31, 2018, primarily driven by our net loss of $11.0 million and changes in our operating assets and liabilities of $2.7 million, primarily offset by non-cash charges of $1.7 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials.

Net cash used in operating activities was $15.3 million during the three months ended March 31, 2017, primarily driven by our net loss of $15.1 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $1.0 million. Our net loss was primarily attributed to an increase of $6.2 million in research and development activities associated with the advancement of our preclinical studies and clinical trials and an increase of $0.9 million in general and administrative expenses.

Investing Activities. During the three months ended March 31, 2018, net cash provided by investing activities was $0.9 million, primarily consisting of proceeds received from maturities of short-term investments and offset by additional purchases of short-term investments.

During the three months ended March 31, 2017, net cash provided by investing activities was $12.1 million, primarily consisting of proceeds received from maturities of short-term investments.

Financing Activities. During the three months ended March 31, 2018, net cash provided by financing activities was less than $0.1 million, primarily resulting from the exercise of stock options and the issuance of common stock pursuant to the employee stock purchase plan.

During the three months ended March 31, 2017, net cash provided by financing activities was less than $0.1 million, primarily resulting from the exercise of stock options.

As of May 3, 2018, we sold 1,555,948 shares of our common stock for net proceeds of approximately $7.8 million pursuant to an at-the-market common stock offering program sales agreement that we entered into with Leerink Partners LLC, or Leerink, in March 2018.  Under the sales agreement, we may offer and sell, through Leerink as our sales agent, from time to time at our discretion, shares of our common stock with an aggregate offering price of up to $50 million. Under the sales agreement, Leerink may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended.  We are not obligated to make any sales of common stock under the sales agreement.

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

Contractual Obligations and Commitments

The Company currently leases office and laboratory space in Cambridge, Massachusetts pursuant to an operating lease that, as amended, expires in May 2018. The Company recorded rent expense of $0.8 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively.

On September 19, 2017, the Company entered into a lease agreement for its new headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Boston, Massachusetts. The lease commencement date was January 19, 2018.  The lease term will expire on April 30, 2028. The Company is entitled to one seven-year option to extend. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be approximately $1.7 million in the first year, with annual increases of 2.75% each year thereafter. The Company will be entitled to an improvement allowance of approximately $4.8 million for certain permitted costs related to the design and construction of Company improvements to the premises. The lease contains customary provisions allowing the landlord to terminate the lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

The following table summarizes our contractual obligations as of March 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$19,488	$2,238	$3,442	$3,634	$10,174
Consulting agreement (2)	1,050	840	210	—	—
Total	$20,538	$3,078	$3,652	$3,634	$10,174

(1)

Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in May 2018 and our new lease for office and laboratory space in Boston, Massachusetts for which rent commenced in April 2018 and expires in April 2028.

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

Interest Rate Fluctuation Risk

Our cash, cash equivalents and short-term investments as of March 31, 2018, consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2018, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-428, PTI-801 and PTI-808 for the treatment of CF, as add-ons to existing standard of care therapies and/or as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $25.0 million, $37.2 million and $59.4 million for the years ended December 31, 2015, 2016 and 2017, respectively, and $11.0 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $226.7 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the clinical development of our lead product candidates, PTI-428, PTI-801 and PTI-808, for the treatment of CF;
•	seek to obtain regulatory approvals for PTI-428, PTI-801, and our proprietary combination therapy candidates, and our other product candidates;
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

•	continue to advance our combination therapies as potential treatments for CF in clinical trials;
•

prepare for Phase 3 trials, including, without limitation, trial design, conducting additional pre-clinical studies, Phase 3 drug substance and drug product, producing Phase 2 data and other necessary work to support commencement of Phase 3;

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate or candidates. Our several development programs are currently focused on demonstrating their respective clinical benefit for CF patients. If either PTI-428 or PTI-801 is approved, it may be approved for co-administration with ivacaftor and lumacaftor (and/or ivacaftor and tezacaftor). We do not anticipate generating revenues from sales of PTI-428, PTI-801, and our proprietary combination therapy candidates, or any other product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•

Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor (and ivacaftor and tezacaftor), the reimbursement of their cost to CF patients by insurers and their overall success in the market;

•

the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor (and ivacaftor and tezacaftor) that we desire to test for administration with PTI-428, PTI-801 and/or our other product candidates;

•

obtaining favorable results for and advancing the development of PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

•

obtaining regulatory approval in the United States of PTI-428, PTI-801, our proprietary combination therapy candidates, and our other product candidates for CF and equivalent foreign regulatory approvals;

•

launching and commercializing PTI-428, PTI-801, our proprietary combination therapy candidates, and our other product candidates, including building a production infrastructure and a sales force, and collaborating with third parties;

•	achieving broad market acceptance of PTI-428, PTI-801, our proprietary combination therapy candidates, and our other product candidates in the medical community and with third-party payors; and

•

generating and advancing through clinical development, a pipeline of product candidates in addition to PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and next-generation CFTR modulators.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs for PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and our other product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $63.3 million as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into early 2019. As of March 31, 2018, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of the financial statements in this Quarterly Report on Form 10-Q. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

In addition, should our operating plan change, we will be required to reassess our operating capital needs and there can be no assurance that we will have the cash resources to fund any changed operating plan or that additional funding will be available on terms acceptable to us, if at all. Changing circumstances including those beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us or we may choose to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds to support our ongoing programs for PTI-428, PTI-801 and PTI-808, our proprietary combination therapy candidates, and other clinical candidates, through regulatory approval and commercialization, or if we need or opt to seek to obtain regulatory approval for PTI-428 and/or PTI-801 for administration with drugs other than ivacaftor and lumacaftor, such as ivacaftor and tezacaftor.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including PTI-428, PTI-801 and PTI-808, and our proprietary combination therapy candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•

significantly delay, scale back or discontinue the research, development or commercialization of our product candidates, including PTI-428, PTI-801 and PTI-808, our proprietary combination therapy candidates, and our other research or pre-clinical activities;

•

seek corporate partners for PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have two effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125 million and $100 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, including up to $50 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Leerink Partners LLC in March 2018.  As of May 3, 2018, an aggregate of approximately $171 million of securities remain available for issuance under the two shelf registration statements, including up to approximately $42 million of our common stock that we may offer and sell, from time to time, at our discretion, through Leerink as our sales agent under the at-the-market offering program sales agreement.  To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in clinical development. Our other product candidates – PTI-801 and PTI-808 - are at an even earlier stage of clinical development, and we are just now initiating combination therapy clinical trials with our proprietary agents.

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

We are pursuing a development path for PTI-428 to be administered with other CFTR modulators, as an add-on to existing or future standard of care therapies and/or as part of a proprietary triple combination together with PTI-801 and PTI-808.  The success of PTI-428 is therefore dependent on the success of our other proprietary agents (alone or in combination with each other), the success of possible future standard of care therapies, and/or continued market acceptance of existing standard of care therapies.  If these agents or standard of care therapies are not successful and available in the market, as the case may be, the development of PTI-428 will be hindered, delayed or not possible to complete or achieve.

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

We are pursuing a development path for PTI-801 to be administered with other CFTR modulators, as an add-on to existing or future standard of care therapies and/or as part of a proprietary double or triple combination together with PTI-428 and/or PTI-808.  The success of PTI-801 is therefore dependent on the success of our other proprietary agents (alone or in combination with each other), the success of possible future standard of care therapies, and/or continued market acceptance of existing standard of care therapies.  If these agents or standard of care therapies are not successful and available in the market, as the case may be, the development of PTI-801 will be hindered, delayed or not possible to complete or achieve.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Agency requirements that differ from our assumptions or change can result in delays in starting. conducting and finishing clinical trials that are needed before we can apply for the next phase of development and, if successful, marketing approvals. If we are ultimately unable to obtain regulatory approval for PTI-428, PTI-801, PTI-808, our potential combination therapies, or our other product candidates, our business will be substantially harmed.

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
•

the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials or the requirements for or adequacy of the information and data needed to support the next phase of development (including, without limitation, Phase 3) for one or more of our product candidates, such as PTI-428 or our combination therapy candidates;

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

We are studying our lead product candidates PTI-428 and PTI-801, in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We are also exploring proprietary combination therapies consisting of combinations of PTI-801 and PTI-808, as a double combination, and PTI-428, PTI-801 and PTI-808, as a triple combination.  We anticipate that if one or more of our product candidates is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. As these other therapies are not owned by us, we have less access to and information about them than if they were proprietary agents, which limits our understanding of these products. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may be supplanted in the market by newer, safer and/or more efficacious products or combinations of products. For example, we are testing PTI-428 and PTI-801 in clinical trials where we provide our investigational product to CF patients stable on background therapy of ivacaftor and lumacaftor.  The manufacturer of this background therapy has recently received marketing approval from the FDA to market ivacaftor and tezacaftor as Symdeko, and is conducting testing of Symdeko’s components together with additional corrector modulators as part of triple combinations, any of which, if approved, could supplant the existing therapy. Symdeko could supplant Orkambi as, or become its own independent, standard of care.  Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-428 and PTI-801 each as a combination therapy administered with ivacaftor and lumacaftor and/or as a combination therapy administered with ivacaftor and tezacaftor, and/or as part of a proprietary combination therapy, in each case regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve these combination therapies and we may be forced to delay or terminate the development of any of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for any of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Currently, some jurisdictions outside of the United States do not provide reimbursement for all or some of the standard of care therapies included in some of our combination therapies. Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including PTI-428, PTI-801 and PTI-808, and our proprietary combination therapy candidates , including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, advance our product candidates in the clinic, submit an NDA (or foreign equivalent) for any of our product candidates for U.S. or foreign marketing approval, derive revenue and continue our business.

Successful completion of the clinical trials for PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect or assume, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Conducting our trials in Europe and other ex-U.S. jurisdictions has and will continue to require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation’s Therapeutic Branch, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe contributed to a delay in our now completed PTI-428 Phase 2 trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex, including, without limitation, Vertex’s Phase 3 triple combination studies with CF patients on Symdeko therapy taking an additional Vertex investigational corrector, and other companies with greater resources and experience than us.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts; this competition is likely to intensify following the recent clinical data announcements from multiple triple combination trials from Vertex. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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
•

challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical sites (including, without limitation, if U.S. trial sites include international subjects coming to the U.S. on a visa), eligibility criteria for the clinical trial, screen failures, the nature of the clinical trial protocol (including, without limitation, patient factors such as the time commitment involved in the required number of trial-related visits and procedures and the inability to take certain existing therapies during the trial), risks included in the signed informed consent and any new or amended consents required by each study participant, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•

unfavorable review of or a decision to defer sanctioning or not sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; while the TDN approved and favorably ranked our triple combination (for PTI-428, PTI-801 and PTI-808), double combination (for PTI-801 and PTI-808) and PTI-801 protocols, including, without limitation, Vertex’s Phase 3 triple combination studies with CF patients on Symdeko therapy taking an additional Vertex investigational corrector, we cannot assure you that it will ever sanction PTI-428 or any of our other trials; the CTN has approved and favorably ranked the protocols for our PTI-428, PTI-801 and triple combination trials and we are actively working to continue to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful;

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

Positive results from preclinical or in vitro and in vivo testing of PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, or our other candidates are not necessarily predictive of the results of our ongoing and future clinical trials of these candidates. If we cannot achieve positive results in our clinical trials for PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, or our other candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, or our other candidates.

Positive results from our preclinical testing of PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans (including, without limitation, as part of any predicted correlation between in vitro CFTR protein activity as measured by an Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials). Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-428 and PTI-801, may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for PTI-428 in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of one or more of our product candidates, the development timeline and regulatory approval and commercialization prospects for those product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks could also impair our ability to successfully commence, progress or complete studies of our proprietary combination therapy candidates.

Even if we obtain positive clinical results for PTI-428 or PTI-801 or our proprietary combination therapy candidates in early-stage clinical trials (including, without limitation, those involving a relatively short duration in a small number of subjects, with the publication of interim, initial, preliminary or final results), those positive results may not be repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of our product candidates, including PTI-428, PTI-801, and any proprietary combination therapy candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of PTI-428 and PTI-801 and any proprietary combination therapy candidates in the United States. Similar requirements apply in the European Union and other foreign jurisdictions. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary, initial or interim results of a clinical trial do not necessarily predict final results. Our current CF trials involve relatively short duration in a small number of patients, resulting in limited data sets. From time to time, we may publish or report interim, initial or preliminary data from our clinical trials. Interim, initial or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, initial or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data. We may also experience delays in analyzing or an inability to analyze samples, including, without limitation, biomarker data, due to insufficient sample size, errors in collection procedures at one or more sites, or other factors. As a result, interim, initial or preliminary data should be viewed with caution until the final data are available.

Negative or inconclusive results of our clinical trials of PTI-428 or PTI-801, any proprietary combination therapy candidates, or any other clinical trials we conduct, could mandate repeated or additional clinical studies. We do not know whether our clinical trials of any product candidate will demonstrate adequate efficacy and safety to result in regulatory approval to market such product candidate. Even if early-stage clinical results are favorable, if later-stage clinical trials (including, without limitation, those for longer duration with greater numbers of patients) do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including PTI-428 and PTI-801, and any proprietary combination therapy candidates, may be adversely impacted.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of PTI-428, PTI-801, our proprietary combination therapy candidates, or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of PTI-428 we observed reduced platelet counts in the animals we tested following administration at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.  Even if approved for marketing, our product candidates could face label restrictions based on the above factors or others.

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

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from PTI-428, PTI-801, our proprietary combination therapy candidates or any of our other product candidates.

We cannot commercialize our product candidates, including PTI-428, PTI-801, and our proprietary combination therapy candidates, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for PTI-428, PTI-801, proprietary combination therapy candidates, or our other product candidates at all. Additional delays may result if PTI-428, PTI-801, proprietary combination therapy candidates, or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including PTI-428, PTI-801, and proprietary combination therapy candidates.

Even if we obtain regulatory approval for PTI-428, PTI-801, our proprietary combination therapy candidates and/or our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including PTI-428 and PTI-801 and our proprietary combination therapy candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, including Phase 4 clinical trials. For example, the labeling, if approved for our product candidates, including PTI-428 and PTI-801 and our proprietary combination therapy candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

PTI-428, PTI-801, our proprietary combination therapy candidates and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications described in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize PTI-428, PTI-801, our proprietary combination therapy candidates and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for PTI-428, PTI-801, our proprietary combination therapy candidates or any of our other product candidates in the United States, we may never obtain approval for or commercialize PTI-428, PTI-801, our proprietary combination therapy candidates or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

We rely on clinical research organizations, clinical data management organizations and consultants, collectively referred to as CROs, to design, conduct, supervise and monitor preclinical and clinical studies of our product candidates and plan to do the same for our ongoing and future clinical trials for PTI-428, PTI-801, PTI-808, proprietary combination therapy candidates and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites, as well as third party contractors. If we or any of our CROs fail to comply with applicable requirements, or the CRO does not perform its contractually required obligations (or makes errors or mistakes), the clinical data, including, without limitation, biomarker data, generated in our clinical trials may not be collected or may be collected but be deemed unreliable, and the FDA, the EMA or other comparable foreign regulatory authorities may require us (or we may choose ourselves) to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to delay or repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

Risks Relating to Commercialization of Our Product Candidates

The commercial success of PTI-428, PTI-801, any proprietary combination therapy candidates and our other product candidates will depend upon the acceptance of those products, if approved, by the medical community, including physicians, patients and health care payors.

Even if PTI-428, PTI-801, any proprietary combination therapy candidates or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including PTI-428 and PTI-801 and any proprietary combination therapy candidates, will depend on a number of factors, including:

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

If any of our product candidates, including PTI-428 and PTI-801 and any proprietary combination therapy candidates, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-428, PTI-801, our proprietary combination therapy candidates or our other product candidates for CF. Further, it is possible that we may advance our clinical trials only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-428, PTI-801, proprietary combination therapy candidates or our other product candidates are approved for marketing, they may have limited sales due to particularly intense competition in the CF market.

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., Flatley Discovery Lab, LLC, F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona Pharma plc, Spyryx Biosciences Inc., and several other companies.

Although PTI-428 and PTI-801 are being developed as individual therapies to be administered with ivacaftor and lumacaftor, Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-428 and PTI-801. Changes in standard of care or use patterns could also make our combination therapy obsolete. For example, Vertex has developed tezacaftor and ivacaftor as a combination therapy on its own and was recently granted marketing approval for this combination under the name Symdeko.  While we are planning a study of PTI-428 to be administered with ivacaftor and tezacaftor, Vertex is also in clinical development and is in Phase 3 for several combinations of ivacaftor and tezacaftor as part of potential triple combination therapies that add an additional Vertex corrector to that combination. If PTI-428 or PTI-801 is approved for marketing as a combination therapy to be administered with ivacaftor and lumacaftor but use of another therapy becomes more prevalent than ivacaftor and lumacaftor, the availability of ivacaftor and lumacaftor may be limited, sales of PTI-428 or PTI-801 could be negatively impacted and our financial results and stock price would be adversely affected.  Additionally, if one or more of Vertex’s triple combinations is approved for marketing and becomes prevalent, the availability of ivacaftor and tezacaftor alone may be limited, sales of our products, if approved, could be negatively impacted and our financial results and stock price would be adversely affected.

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

We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. For example, actual or perceived risks of our product candidates, such as PTI-428, PTI 801, or our proprietary combination therapy candidates, may negatively affect potential clinical trial participants or patients when deciding whether to participate in our clinical trials, and could result in patients seeking alternative clinical trials or commercial therapies from our competitors. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render our product candidates obsolete even before they begin to generate any revenue.

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

Payor approval and reimbursement may not be available for PTI-428, PTI-801, any proprietary combination therapy candidates and our other product candidates, or third party therapies taken with our drugs, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of PTI-428 or PTI-801, any proprietary combination therapy candidates, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-428, PTI-801, any proprietary combination therapy candidates, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including PTI-428 and PTI-801 or any proprietary combination therapy candidates. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of PTI-428, PTI-801, any proprietary combination therapy candidates, and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including PTI-428 and PTI-801 and any proprietary combination therapy candidates, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For PTI-428 and PTI-801, all of the statutory deadlines have passed.  For our patent applications related to PTI-808, potentiators and correctors, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for these product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

We are currently a party to and may in the future be party to license agreements under which we are or will be granted rights to intellectual property that are important to our business. Certain of our existing and terminated license agreements impose, and we expect that future license agreements will impose on us, various diligence obligations, payment of milestones and/or royalties and other obligations, including, without limitation, patent prosecution, research and development and efforts to meet milestones under mutually-agreed development plans. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to continue to use the rights granted under the license, or develop or market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	the development status of our product candidates and when our products receive regulatory approval or are granted special regulatory designations, or lose such designations;
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

•	the success of, and fluctuation in, the sales of our product candidates, if approved;
•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	changes in expectations as to our future pre-clinical or clinical results or prospects, including those of securities analysts and investors;
•	our announcement of significant licensing or collaboration arrangements, or the termination of such arrangements;
•	our announcement of significant contracts, acquisitions, or capital commitments;
•	announcements by our competitors of competing products, clinical data, or other initiatives, including, without limitation, those that lead to the development of a new standard of care;
•	announcements by third parties of significant claims or proceedings against us;
•	regulatory and reimbursement developments in the United States and abroad;
•	future sales of our common stock or debt securities;
•	additions or departures of key personnel; and
•	general domestic and international economic conditions unrelated to our performance.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts or investors publish about us or our business. We do not have any control over these analysts or investors. If one or more of the analysts who covers us downgrades our stock or analysts or investors publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

If we or our stockholders sell substantial amounts of shares of our common stock in the public market or if the market anticipates that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions. Stock sales by us could include private placements of stock and/or public offerings, including without limitation underwritten offerings and sales under our at-the-market common stock sales program with Leerink acting as our sales agent.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Company.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Company.	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant.	S-1	333-208735	4.3	December 23, 2015

10.1	Non-Employee Director Compensation Policy	10-K	001-37695	10.13	March 14, 2018

10.2	Sales Agreement, dated March 23, 2018, by and between the Company and Leerink Partners LLC.	8-K	001-37695	1.1	March 23, 2018

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Helen M. Boudreau
Helen M. Boudreau
Chief Financial Officer
(Principal Financial and Accounting Officer)