Form 10-Q
period 2018-06-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2018-08-08
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 36,696,948 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•

intense competition in the cystic fibrosis market and the ability of our competitors, many of whom have greater resources than we do, to run clinical trials that may limit the patients available for our trials, and to offer different, better or lower cost therapeutic alternatives than our product candidates;

•	anticipated regulatory developments in the United States and foreign countries;
•

anticipated developments with respect to, and the commercial availability of, cystic fibrosis transmembrane conductance modulators with which PTI-428 or PTI-801 are intended to be or may in the future be administered, including Vertex’s Kalydeco®, Orkambi® and Symdeko®;

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

Kalydeco, Orkambi and Symdeko are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$19,930	$29,724
Short-term investments	40,890	44,738
Restricted cash	—	294
Prepaids and other current assets	2,138	1,377
Total current assets	62,958	76,133
Operating lease, right-of-use asset	14,772	472
Property and equipment, net	699	424
Deferred offering costs	196	—
Other assets	15	33
Restricted cash, net of current portion	828	1,656
Total assets	$79,468	$78,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,865	$2,098
Accrued expenses	6,522	6,120
Deferred revenue	—	1,108
Operating lease liabilities	1,009	559
Total current liabilities	9,396	9,885
Derivative liability	3	25
Operating lease liabilities, net of current portion	13,736	—
Total liabilities	23,135	9,910
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 36,635,902 and 34,416,088 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	37	35
Additional paid-in capital	298,515	285,583
Accumulated other comprehensive loss	(12)	(2)
Accumulated deficit	(242,207)	(216,808)
Total stockholders’ equity	56,333	68,808
Total liabilities and stockholders’ equity	$79,468	$78,718

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$843	$1,147	$1,785	$2,168
Operating expenses:
Research and development	12,604	15,370	21,004	28,478
General and administrative	3,957	2,902	7,780	6,072
Total operating expenses	16,561	18,272	28,784	34,550
Loss from operations	(15,718)	(17,125)	(26,999)	(32,382)
Interest income	194	169	359	360
Other income (expense), net	46	(2)	136	(32)
Net loss	$(15,478)	$(16,958)	(26,504)	(32,054)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(0.68)	$(0.75)	$(1.28)
Weighted average common shares outstanding—basic and diluted	36,009,109	25,040,131	35,245,796	25,030,291

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(15,478)	$(16,958)	$(26,504)	$(32,054)
Other comprehensive loss:
Unrealized gain (loss) on investments	16	11	(10)	(5)
Comprehensive loss	$(15,462)	$(16,947)	$(26,514)	$(32,059)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,504)	$(32,054)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,094	675
Premium (discount) on short-term investments	(129)	37
Stock-based compensation expense	1,841	1,353
Stock issued for consulting services	534	382
Change in fair value of derivative liability	(22)	(73)
Loss on disposal of property and equipment	41	—
Changes in operating assets and liabilities:
Accounts receivable	—	(62)
Prepaids and other current assets	(761)	1,292
Other assets	18	18
Accounts payable	(258)	289
Accrued expenses	402	1,817
Deferred revenue	(3)	(729)
Operating lease liabilities	(1,118)	(636)
Net cash used in operating activities	(24,865)	(27,691)
Cash flows from investing activities:
Purchases of short-term investments	(24,883)	(18,730)
Proceeds received from maturities of short-term investments	28,850	51,813
Purchases of property and equipment	(406)	(106)
Net cash provided by investing activities	3,561	32,977
Cash flows from financing activities:
Proceeds from issuance of common stock related to at-the-market offering program, net	10,513	—
Proceeds from exercise of stock options	21	24
Proceeds from issuance of common stock pursuant to employee stock purchase plan	25	—
Deferred offering costs	(171)	—
Net cash provided by financing activities	10,388	24
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,916)	5,310
Cash, cash equivalents and restricted cash at beginning of period	31,674	18,907
Cash, cash equivalents and restricted cash at end of period	$20,758	$24,217
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable	$25	$—
Addition of operating lease, right-of-use asset	$15,304	$—
Additions to property and equipment included in accounts payable	$—	$11

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

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million. Leerink is not required to sell any specific amount but acts as the Company’s sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices.  Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay Leerink up to 3% of the gross proceeds from any common stock sold through the sales agreement.  As of June 30, 2018, the Company sold 2,110,818 shares of its common stock for net proceeds of approximately $10.5 million pursuant to the ATM program.

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2018, the Company had an accumulated deficit of $242.2 million. During the six months ended June 30, 2018, the Company incurred losses of $26.5 million and used $24.9 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and short-term investments of $60.8 million will be sufficient to fund its operating expenses and capital requirements into early 2019. In accordance with the requirements of ASC 205-40, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within 12 months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of the Company’s ability to meet its obligations for the next 12 months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s financial position as of June 30, 2018, results of its operations for the three and six months ended June 30, 2018 and cash flows for the six months ended June 30, 2018 have been made. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2018. Certain amounts reported in the previous year have been recast as a result of the retrospective adoption of new accounting standards in the first quarter of 2018. Refer to Note 2 - Recently Issued and Adopted Accounting Pronouncements, Note 8 - Collaboration Agreement, and Note 11 - Leases, for further discussion.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing agreements which are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.

The Company records as deferred revenue any amounts received prior to satisfying the revenue recognition criteria.  Amounts recognized as revenue, but not yet received or invoiced are recorded as current assets.

Exclusive Licenses

If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

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

For a complete discussion of accounting for collaboration revenues, see Note 8 - Collaboration Agreement.

Recently Issued and Adopted Accounting Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC 605”), and creates a new topic, ASC 606, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company only has one contract (see Note 8) within the scope of ASC 606. The Company adopted this new standard on January 1, 2018 using the modified retrospective method for adoption. The Company has elected to use the following practical expedient that is permitted under the rules of the adoption: the Company has not retrospectively restated its contracts that have been amended at each amendment date as is generally required under ASC 606. Instead, upon adoption, the Company reflected the aggregate effect of all modifications that occurred before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations; determining the transaction price; and allocating the transaction price to the satisfied and unsatisfied performance obligations.

As a result of adopting ASC 606 on January 1, 2018, the Company has recorded a cumulative-effect decrease to opening accumulated deficit of $1.1 million as of January 1, 2018 and a corresponding decrease to deferred revenue. The remaining impacts related to ASC 606 adoption were as follows (in thousands):

	June 30, 2018
	As Reported under ASC 606	Balance without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet:
Contract asset (within other current assets)	$21	$—	$21
Deferred revenue, current	—	1,382	(1,382)

Income Statement:
Revenue for the three months ended June 30, 2018	843	1,515	(672)
Revenue for the six months ended June 30, 2018	1,785	2,940	(1,155)

The most significant change related to the Company’s determination of transaction price at inception and each reporting period as well as the revenue recognition pattern for the Astellas Agreement (as defined below) with Astellas Pharma Inc. as well as treatment of variable consideration in the form of milestone payments. Under ASC 605, the research funding support payments, reimbursement of third-party costs, and milestone payments were being recognized by the Company as revenue on a straight-line basis over the three and a half year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. Under ASC 606, the Company is recognizing the revenue allocated to the one performance obligation measuring progress using the proportional performance method.   For further discussion of the adoption of this standard, see Note 8.

ASU No. 2016-02, Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, leases are required to be recognized on the balance sheet as right-of-use assets and operating lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.

Due to the Company commencing a new lease in Boston, Massachusetts, in January 2018, the Company elected to early adopt the standard effective January 1, 2018, as permitted by the guidance in order to enhance overall transparency within financial reporting. The Company has implemented the standard using the required modified retrospective approach and has also elected to utilize the package of practical expedients. The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases.  The company also elected the practical expedient to use hindsight in determining the appropriate lease term and in assessing impairment of its right-of-use assets.  In using the modified retrospective approach, the Company is required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented.

During 2017, the Company was deemed the accounting owner of the construction project for the build-to-suit lease in Boston, Massachusetts, because of the Company’s involvement in the build-out of the space. Under the new standard, the Company is no longer considered the accounting owner of the leased space due to (1) not having the right to obtain or control the leased premises during the construction period, (2) having no right of payment for the partially constructed assets, and the leased premises are not of a specialized nature and, thus, could be potentially leased to another tenant, and (3) not legally owning or controlling the land on which the property improvements will be constructed.  As such, upon transition, the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance within other liabilities, current and non-current, have been derecognized. Prior period results have been restated to this effect through to the earliest period presented. The adoption of this standard has had a material impact on the Company’s financial position but did not significantly affect the Company’s results of operations. See Impacts on Previously Reported Results below.

Impacts to Previously Reported Results

The impact of the adoption of the new leasing standard on the December 31, 2017 balance sheet is as follows (in thousands):

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

ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows. The new standard was effective for the Company on January 1, 2018. This resulted in the $0.8 million and $0.3 million of restricted cash for the six months ended June 30, 2018 and June 30, 2017, respectively, being displayed within the overall change in the cash balance on the statement of cash flows.

ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard was effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations as there were no changes to terms or conditions of share-based payments during the quarter ended June 30, 2018.

Recently Issued Accounting Pronouncements

ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its results of operations.

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$14,475	$—	$(4)	$14,471
U.S. treasury securities	26,427	0	(8)	26,419
	$40,902	$0	$(12)	$40,890

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$9,817	$—	$(1)	$9,816
U.S. treasury securities	34,923	1	(2)	34,922
	$44,740	$1	$(3)	$44,738

The Company did not have any realized gains or losses on its short-term investments for the three and six months ended June 30, 2018 and 2017. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2018 and 2017.

4.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$18,454	$—	$—	$18,454
Short-term investments:
U.S. government-sponsored enterprise securities	—	14,471	—	14,471
U.S. treasury securities	—	26,419	—	26,419
	$18,454	$40,890	$—	$59,344
Liabilities:
Derivative liability	$—	$—	$3	$3
	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,871	$—	$—	$13,871
U.S. government-sponsored enterprise securities	—	8,960	—	8,960
U.S. treasury securities	—	3,497	—	3,497
Short-term investments:
U.S. government-sponsored enterprise securities	—	9,816	—	9,816
U.S. treasury securities	—	34,922	—	34,922
	$13,871	$57,195	$—	$71,066
Liabilities:
Derivative liability	$—	$—	$25	$25
	$—	$—	$25	$25

During the periods ended June 30, 2018 and December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

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

As of June 30, 2018 and December 31, 2017, the Company determined the per share common stock price available based on the closing price of its common stock on the NASDAQ Global Market as of June 29, 2018 and December 29, 2017, respectively. The Company determined the expected term of the instrument to be 1.50 years and 2.00 years as of June 30, 2018 and December 31, 2017, respectively. The Company estimated its expected stock volatility to be 80.0% as of June 30, 2018 and December 31, 2017, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 2.40% and 1.87% as of June 30, 2018 and December 31, 2017, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the derivative liability are summarized below (in thousands):

Derivative
Liability
Fair value at December 31, 2017	$25
Change in fair value	(22)
Fair value at June 30, 2018	$3

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid clinical, manufacturing and scientific expenses	$425	$568
Prepaid insurance expenses	1,035	55
Other prepaid expenses and other current assets	678	754
	$2,138	$1,377

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and related expenses	$1,704	$1,542
Accrued research and development expenses	4,227	3,930
Accrued professional fees	283	556
Accrued other	308	92
	$6,522	$6,120

7.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan is 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan.  As of June 30, 2018, the total number of shares reserved under the 2016 Plan and 2008 Plan was 4,455,763 and the Company had 925,628 shares available for future issuance under the 2016 Plan.

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

During the six months ended June 30, 2018, 6,114 shares of common stock were issued pursuant to the 2016 ESPP. As of June 30, 2018, the total number of shares reserved under the 2016 ESPP was 399,328 shares. The Company recognized less than $0.1 million of stock-based compensation during the three and six months ended June 30, 2018 related to this plan.

Stock Option Grants and Shares to Non-employees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to non-employees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of June 30, 2018, options for the purchase of 83,250 shares held by non-employees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.1 million.

Bonus Restricted Stock Units (RSUs)

On February 1, 2018, the Company’s board approved executive bonuses for the year ended December 31, 2017 and elected payment to be made through a grant of an equivalent number of RSUs based on the February 1, 2018 closing share price of the Company’s common stock.  The requisite service period for the awards is from February 1, 2018 through February 1, 2019 (the vesting period).  The Company will recognize employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the vesting period of the awards.  The grants do not meet the criteria for liability classification as there is a fixed number of shares to be issued and there is no variability in the number of shares which have been granted.  As of June 30, 2018, 183,506 RSUs had been granted with a total expense of $0.1 million and $0.2 million recognized for the three and six months ended June 30, 2018.

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a non-employee for consulting services, was classified in the statements of operations as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$412	$403	$775	$658
General and administrative	741	588	1,600	1,077
	$1,153	$991	$2,375	$1,735

8.	Collaboration Agreement

Astellas

In November 2014, the Company entered into the Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). The focus of the Astellas Agreement is to identify, develop and commercialize therapeutic candidates relating to the Unfolded Protein Response (“UPR”) pathway.

Financial Terms

Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5.0 million with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014. In addition, the Company will be eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398.5 million, as well as tiered royalty payments ranging in the mid-single-digit to low double-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies will conduct research during the initial research term, which is approximately 3½ years, to identify lead compounds for clinical development.  The Company will provide Astellas with a report of the actual expenses incurred within 30 days after the end of the quarter, which Astellas will provide payment to the Company within 30 days of receiving of the report. At the end of the research term, Astellas, in its sole discretion, may designate a development compound and make a milestone payment to the Company.  The Company has the right, but not the obligation, to co-develop the compound.  If the Company does not exercise its option to co-develop the compound, Astellas will have an exclusive right to the compound and sole right and responsibility for the development of the compound.

Term and Termination

The term of the Astellas Agreement commenced in November 2014 and will continue in full force and effect, unless terminated under the conditions described below, until expiration of all applicable royalty terms with respect to all licensed products in all countries in the territory defined as per the agreement.

The agreement was set to automatically terminate at the end of the 3 ½-year research term, in the second quarter of 2018, if Astellas has not designated at least one development compound, unless mutually agreed to be extended. In April 2018, the Company and Astellas entered into Amendment No. 6 (“Amendment No. 6”) to the Astellas Agreement.  Amendment No. 6 is effective beginning in April 2018 and extends the research term for the initial project under the Astellas Agreement to December 2018. Astellas has the unilateral right to terminate the agreement on a project-by-project basis by providing written notice to the Company. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.

Accounting Analysis

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Astellas, is a customer. The Company identified the following material promises as of the most recent amendment in July 2016: (1) the research license; (2) the research services to be provided over the research term; and (3) participation in the Joint Research Committee (the “Committee”) to be provided over the initial 3 ½-year research term of the agreement. The Company determined that the license and research services were not distinct from one another, as the license has limited value without the performance of the research and development activities. Participation in the Committee to oversee the research activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. As such, the Company determined that these promises should be combined into a single performance obligation.

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

Under the Astellas Agreement, in order to evaluate the appropriate transaction price as of the adoption of ASC 606, the Company determined that the payments received to date for research funding support and reimbursement of third-party costs, the estimated payments that will be received for research funding support and reimbursement of third-party costs over the remaining research term, and the milestone payments received to date represent the transaction price, which was allocated to the single performance obligation. The transaction price as of the adoption of ASC 606 and June 30, 2018 was $13.6 million, of which $0.9 million is yet to be completed as of June 30, 2018.  The option exercise fee that may be received is excluded from the transaction price until the customer option is exercised. Future potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained due to Astellas having only the right to pursue negotiations for additional projects. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Revenue associated with the performance obligation is being recognized as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over a period ending in December 2018 as noted above. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed balance sheet.

The Company recognized revenue of $0.8 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively. Amounts recorded as a contract asset under the Astellas Agreement totaled less than $0.1 million as of June 30, 2018.  Amounts recorded as deferred revenue under the Astellas Agreement totaled $1.1 million as of December 31, 2017.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three and six months ended June 30, 2018 and 2017 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.  All of the Company’s losses before income taxes were generated in the United States.

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(15,478)	$(16,958)	$(26,504)	$(32,054)
Denominator:
Weighted average number of common shares outstanding—basic	36,009,109	25,040,131	35,245,796	25,030,291
Net loss per share attributable to common stockholders —basic and diluted	$(0.43)	$(0.68)	$(0.75)	$(1.28)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	June 30,
	2018	2017
Options to purchase common stock	3,346,629	2,590,558
Restricted stock units	183,506	—
Potentially dilutive securities outstanding	3,530,135	2,590,558

11. Leases

The Company has operating leases of office and laboratory space.

In September 2017, the Company entered into a new lease agreement for office and laboratory space in Boston, Massachusetts, which is its new corporate headquarters. The new lease commenced in January 2018 and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.  The Company’s prior lease in Cambridge, Massachusetts expired in May 2018.

The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the lease agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied.  The Company’s real estate leases in Cambridge and Boston are net leases as their non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred; therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  As of June 30, 2018, and December 31, 2017 assets under operating lease were $14.8 million and $0.5 million, respectively.  The elements of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2018	2017
Lease cost
Operating lease cost	$662	$286
Variable lease cost (1)	(260)	—
Total lease cost	$402	$286

	For the Six Months Ended June 30,
	2018	2017
Lease Cost
Operating lease cost	$1,322	$572
Variable lease cost (1)	(260)	—
Total Lease Cost	$1,062	$572

Other information
Operating cash flows used for operating leases	$461	$668
Operating lease liabilities arising from obtaining right-of-use assets	$14,746	$—
Weighted-average remaining lease term	9.84 years	0.84 years
Weighted-average discount rate	4.50%	4.06%

(1)	The variable lease costs for the three and six months ended June 30, 2018 include adjustments to the initial direct costs for the Boston lease along with common area maintenance charges.

Future lease payments under non-cancelable leases as of June 30, 2018 (in thousands):

Future Operating Lease Payments
2018	$828
2019	1,686
2020	1,733
2021	1,780
2022	1,829
Thereafter	10,637
Total lease payments	18,493
Less: imputed interest	(3,748)
Total operating lease liabilities	$14,745

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The approval of CFTR modulator-based therapy, consisting of a potentiator and a combination of a potentiator and a corrector, has validated the clinical benefit of a small molecule pharmacological approach to improve CFTR function and has become a standard of care for eligible CF patients. These developments have spurred drug discovery and development initiatives that include a combinational approach of multiple modulators. To our knowledge there are only two pharmaceutical companies currently developing combined uses of three CFTR modulators whose goal is the restoration of CFTR protein activity in CF patients by using one potentiator and two corrector molecules. Correctors, such as lumacaftor or tezacaftor, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve a higher level of activity without repairing the actual protein mutation. Potentiators, such as ivacaftor, are believed to increase the opening time of the CFTR protein channel resulting in higher ion flow across the cell membrane.

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

We and others have analyzed published data by Vertex Pharmaceuticals Incorporated, or Vertex, on its CFTR modulators (the potentiator ivacaftor and the correctors lumacaftor, tezacaftor, olacaftor, VX-152, VX-659 and VX-445) and combinations thereof, which showed a strong correlation between the in vitro CFTR protein activity and lung function improvement. We have shown in vitro that PTI-428 increases the amount of available CFTR protein and, when combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles the CFTR protein activity in the cell compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became effective. We initiated our first Phase 1 clinical trial in CF patients and healthy volunteers in the first half of 2016. The Phase 1 trial in CF patients included single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. We reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the PTI-428 Phase 1 clinical trial in CF subjects receiving PTI-428 or placebo for 7 days in addition to Orkambi® (lumacaftor/ivacaftor) as their background, standard of care therapy, as well as a cohort of CF subjects receiving PTI-428 or placebo for 7 days who were not taking CFTR modulator based therapies.

We have also completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December 2017, we announced the results of this trial.

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi as background therapy.  Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Also in March 2018, the FDA granted Orphan Drug Designation for PTI-428. The FDA grants Orphan Drug Designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition, as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.

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

We have initiated a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi therapy. In June 2018, we reported preliminary data from the first 48 subjects who completed dosing with either PTI-801 (100 mg, 200 mg and 400 mg) or placebo.  This study, designed to investigate the effect of PTI-801 in escalating doses in multiple cohorts, is ongoing.

Our IND for the Phase 1 study of PTI-808, a potentiator molecule, was submitted to the FDA in the second quarter of 2017 and is now active. PTI-808 has completed investigation in 48 healthy volunteers with up to 300 mg in single and multiple dose cohorts.  We reported preliminary data from this study in December 2017.

Co-administration of PTI-428, PTI-801 and PTI-808 has been completed in 20 healthy volunteers.  We reported preliminary data from this study in December 2017.

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in the United States and Europe. In January 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network (TDN) and the Clinical Trial Network (CTN). Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.  In April 2018, the TDN endorsed the study protocol to investigate PTI-428 in CF patients on background Symdeko® therapy.

In April 2018, the FDA granted Fast Track designation for our triple combination program for the treatment of cystic fibrosis. The Company’s proprietary triple combination includes the following investigational agents: a cystic fibrosis transmembrane conductance regulator (CFTR) amplifier, a third generation corrector and a potentiator, known as PTI-428, PTI-801 and PTI-808, respectively.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications between the FDA and the company relating to the development plan and clinical trial design and may be eligible for priority review if certain criteria are met.

In June 2018, we announced positive results from our ongoing 14-day dosing study of PTI-801 in CF patients on background Orkambi therapy. We believe these results support the goal of studying PTI-801 as part of our proprietary double and triple combination therapy regimens.

Safety and pharmacokinetics results were as expected. At higher doses, PTI-801 demonstrated a statistically significant improvement in sweat chloride and body mass index in the 14-day treatment period. An improvement in ppFEV1 was observed across all dose cohorts, although the change was not statistically significant. Two thirds of subjects in all PTI-801 cohorts were above ppFEV1 baseline by the end of the treatment period and approached baseline by the end of the 7-day follow up period. In hyperglycemic subjects with Cystic Fibrosis Related Diabetes, PTI-801 led to a statistically significant normalization of blood glucose levels at the three dose levels analyzed.

We also have underway clinical studies in CF patients receiving a once-a-day double combination of PTI-801 and PTI-808 and will commence a once-a-day triplet regimen of PTI-428, PTI-801 and PTI-808 during the third quarter of 2018.

In 2018, we aim to (1) continue dosing CF patients in a double combination trial consisting of PTI-801 and PTI-808, and produce initial data during the second half of the year, (2) commence dosing a triple combination of our proprietary agents PTI-428, PTI-801 and PTI-808 in CF patients, and produce preliminary data in the second half of the year, (3) report data from a study of PTI-428 in patients on background Kalydeco® by the end of the year and (4) initiate the study of  PTI-428 in patients on background Symdeko during the third quarter of 2018 with initial data expected in early 2019.

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

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million. Leerink is not required to sell any specific amount but acts as the Company’s sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices.  Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay Leerink up to 3% of the gross proceeds from any common stock sold under the sales agreement.  As of June 30, 2018, the Company sold 2,110,818 shares of its common stock for net proceeds of approximately $10.5 million pursuant to the ATM program.

Since our inception, we have incurred significant operating losses. Our net losses were $15.5 million and $17.0 million for the three months ended June 30, 2018 and 2017, respectively, and $26.5 million and $32.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $242.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

We expect that our cash, cash equivalents and short-term investments of $60.8 million as of June 30, 2018 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into early 2019. In accordance with the requirements of ASC 205-40, we determined that there is substantial doubt about the Company’s ability to continue as a going concern within 12 months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, we may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of our ability to meet our obligations for the next 12 months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.  See “Liquidity and Capital Resources”.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three and six months ended June 30, 2018 and 2017 was derived from our collaboration agreement with Astellas.

We adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, on January 1, 2018. Under ASC 606, we are recognizing revenue over the expected research and development period using the proportional performance method.

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CF	$8,510	$10,139	$12,437	$17,374
UPR	361	336	677	590
Unallocated expenses:
Personnel related (including stock-based compensation)	2,493	3,626	5,088	6,696
Facility related	536	944	1,282	1,722
Other	704	325	1,520	2,096
Total research and development expenses	$12,604	$15,370	$21,004	$28,478

We expect that our expenses will increase substantially in connection with our ongoing clinical trials, preclinical development, and commercialization activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-428, PTI-801 or PTI-808 or our proprietary combination therapies for the treatment of CF or the cost associated with the development of any of our other product candidates.

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

Other Income (Expense), Net

Interest Income. Interest income consists of interest earned on cash equivalents and short-term investments held by us during the reporting periods.

Other Income (Expense), Net. Other income (expense), net, primarily consists of the amortization of premium on our short-term investments and the gains or losses associated with the changes in the fair values of our derivative liability. The derivative liability relates to a cash settlement option associated with the change of control provision in our CFFT collaboration agreement, which meets the definition of a derivative. Therefore, we have classified this derivative as a liability that we remeasure to fair value at each reporting period, and we record the changes in the fair value of the derivative liability as a component of other income (expense), net.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2018, there were no material changes to our critical accounting policies, except for our revenue recognition policy as a result of the adoption of ASC 606 and our lease policy as a result of the adoption of ASC 842, which are discussed in detail in Note 2, Summary of Significant Accounting Policies. Our critical accounting policies are described under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 14, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
Research collaboration revenue	$843	$1,147	$(304)
Operating expenses:
Research and development	12,604	15,370	(2,766)
General and administrative	3,957	2,902	1,055
Total operating expenses	16,561	18,272	(1,711)
Loss from operations	(15,718)	(17,125)	1,407
Interest income	194	169	25
Other income (expense), net	46	(2)	48
Net loss	$(15,478)	$(16,958)	$1,480

Revenue

Revenue was $0.8 million for the three months ended June 30, 2018, compared to $1.1 million for the three months ended June 30, 2017, all of which was derived from our collaboration agreement with Astellas.  The decrease of $0.3 million is primarily the result of the adoption of ASC 606 on January 1, 2018. The total impact to revenue for the three months ended June 30, 2018 as a result of the adoption of ASC 606 was a decrease of $0.7 million. Total revenue recorded in the three months ended June 30, 2018 under ASC 606 was $0.8 million, as compared to $1.5 million that would have been recorded under ASC 605.

Research and Development Expenses

Research and development expenses were $12.6 million for the three months ended June 30, 2018, compared to $15.4 million for the three months ended June 30, 2017. The decrease of $2.8 million was primarily due to a decrease of approximately $1.6 million in CF related research activities, including preclinical, toxicology, and CMC during the quarter ended June 30, 2018. During the quarter ended June 30, 2017, there was significant research and preclinical activity supporting the advancement of PTI-428 into the clinic.   The remaining decrease is attributable to unallocated expenses, including personnel costs due to a decrease in research headcount in October 2017.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended June 30, 2018, compared to $2.9 million for the three months ended June 30, 2017. The increase of $1.1 million in general and administrative expenses was primarily due to increases of $0.4 million in employee related expenses including salaries and benefits and stock compensation, $0.3 million in legal expenses, $0.2 million in facilities costs, and $0.2 million in contract labor.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2018 and the three months ended June 30, 2017 and consists of interest earned on short-term investments.

Other Income (Expense), Net

Other expenses were less than $0.1 million for each of the three months ended June 30, 2018 and 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Research collaboration revenue	$1,785	$2,168	$(383)
Operating expenses:
Research and development	21,004	28,478	(7,474)
General and administrative	7,780	6,072	1,708
Total operating expenses	28,784	34,550	(5,766)
Loss from operations	(26,999)	(32,382)	5,383
Interest income	359	360	(1)
Other income (expense), net	136	(32)	168
Net loss	$(26,504)	$(32,054)	$5,550

Revenue

Revenue was $1.8 million for the six months ended June 30, 2018, compared to $2.2 million for the six months ended June 30, 2017, all of which was derived from our collaboration agreement with Astellas.  The decrease of $0.4 million is primarily the result of the adoption of ASC 606 on January 1, 2018.  The total impact to revenue for the six months ended June 30, 2018 as a result of the adoption of ASC 606 was a decrease of $1.1 million. Total revenue recorded in the six months ended June 30, 2018 under ASC 606 was $1.8 million, as compared to $2.9 million that would have been recorded under ASC 605.

Research and Development Expenses

Research and development expenses were $21.0 million for the six months ended June 30, 2018, compared to $28.5 million for the six months ended June 30, 2017. The decrease of $7.5 million was primarily due to a decrease of approximately $4.9 million in CF related research activities, including preclinical, toxicology, and CMC during the six-months ended June 30, 2018. During the six-months ended June 30, 2017, there was significant research and IND-enabling preclinical activity supporting the advancement of PTI-428 into the clinic. The remaining decrease during the six months ended June 30, 2018 as compared to June 30, 2017 is attributable to unallocated expenses, including personnel costs due to a decrease in research headcount in October 2017.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the six months ended June 30, 2018, compared to $6.1 million for the six months ended June 30, 2017. The increase of $1.7 million in general and administrative expenses was primarily due to increases of $0.6 million in contract labor, $0.5 million in stock-based compensation, $0.4 million in legal expenses, and $0.3 million in facilities costs.

Interest Income

Interest income was $0.4 million for the six months ended June 30, 2018 and the six months ended June 30, 2017 and consists of interest earned on short-term investments.

Other Income (Expense), Net

Other expenses were less than $0.1 million for each of the six months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offerings, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as sales of stock under our ATM program with Leerink acting as our sales agent.

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $60.8 million. We expect that our cash, cash equivalents and short-term investments as of June 30, 2018 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into early 2019. As of June 30, 2018, we have assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern within 12 months of the issuance date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  As such, under the requirement of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of our ability to meet our obligations for the next 12 months. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(24,865)	$(27,691)
Cash provided by investing activities	3,561	32,977
Cash provided by financing activities	10,388	24
Net increase (decrease) in cash and cash equivalents	$(10,916)	$5,310

Operating Activities. Net cash used in operating activities was $24.9 million during the six months ended June 30, 2018, primarily driven by our net loss of $26.5 million and changes in our operating assets and liabilities of $1.7 million, primarily offset by non-cash charges of $3.4 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials.

Net cash used in operating activities was $27.7 million during the six months ended June 30, 2017, primarily driven by our net loss of $32.1 million, partially offset by changes in our operating assets and liabilities of $2.0 million and non-cash charges of $2.4 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials.

Investing Activities. During the six months ended June 30, 2018, net cash provided by investing activities was $3.6 million, primarily consisting of proceeds received from maturities of short-term investments and offset by additional purchases of short-term investments.

During the six months ended June 30, 2017, net cash provided by investing activities was $33.0 million, primarily consisting of proceeds received from maturities of short-term investments.

Financing Activities. During the six months ended June 30, 2018, net cash provided by financing activities was $10.4 million, primarily resulting from $10.5 million of net proceeds from issuance of 2,110,818 shares of common stock related to our ATM program.

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

Contractual Obligations and Commitments

We formerly leased office and laboratory space in Cambridge, Massachusetts, pursuant to an operating lease that, as amended, expired in May 2018. We recorded rent expense of $0.4 million during the three months ended June 30, 2018 and 2017, and $1.2 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.

In September 2017, we entered into a lease agreement for our new headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Boston, Massachusetts. The lease commencement date was in January 2018.  The lease term will expire in April 2028. We are entitled to one seven-year option to extend. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be approximately $1.7 million in the first year, with annual increases of 2.75% each year thereafter. We were entitled to an improvement allowance of approximately $4.8 million for certain permitted costs related to the design and construction of our improvements to the premises.  The lease contains customary provisions allowing the landlord to terminate the lease if we fail to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

The following table summarizes our contractual obligations as of June 30, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$18,493	$1,664	$3,466	$3,659	$9,704
Consulting agreement (2)	840	840	—	—	—
Total	$19,333	$2,504	$3,466	$3,659	$9,704

(1)	Amounts in the table reflect payments due for our new lease of office and laboratory space in Boston, Massachusetts for which rent commenced in April 2018 and which expires in April 2028.
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

Interest Rate Fluctuation Risk

Our cash, cash equivalents and short-term investments as of June 30, 2018, consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Item 4.	Management’s Evaluation of our Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Interim VP of Finance, who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2018, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-428, PTI-801 and PTI-808 for the treatment of CF, as add-ons to existing standard of care therapies and/or as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $25.0 million, $37.2 million and $59.4 million for the years ended December 31, 2015, 2016 and 2017, respectively, and $15.5 million and $26.5 million for the three and six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $242.2 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•

continue the clinical development of our lead product candidates, PTI-428, PTI-801 and PTI-808, including, without limitation, as part of our proprietary combination therapy candidates, for the treatment of CF;

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the data necessary to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of any product candidate is delayed. In particular, if we are required by the U.S. Food and Drug Administration, or FDA, and comparable regulatory authorities in other countries to perform studies or trials in addition to those that we currently expect to undertake, we would likely incur higher costs and it will likely take more time than we anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $60.8 million as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into early 2019. As of June 30, 2018, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern within 12 months of the issuance date of the financial statements in this Quarterly Report on Form 10-Q. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations for the next 12 months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have two effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million and $100.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Leerink Partners LLC (“Leerink”) in March 2018.  As of August 3, 2018, an aggregate of approximately $168.1 million of securities remain available for issuance under the two shelf registration statements, including up to approximately $39.1 million of our common stock that we may offer and sell, from time to time, at our discretion, through Leerink as our sales agent under the at-the-market offering program sales agreement.  To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in clinical development. Our other product candidates – PTI-801 and PTI-808 - are at an even earlier stage of clinical development, and we are early in our development of our proprietary combination therapy candidates.

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

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi® as background therapy.  We may not achieve expedited clinical development or review as a result of the Breakthrough Therapy designation, the FDA may rescind such designation if our development program does not continue to meet the criteria for Breakthrough Therapy designation, and Breakthrough Therapy designation does not change the standards of approval for investigational new drugs.

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

We are pursuing a development path for PTI-801 to be administered with other CFTR modulators, as an add-on to existing or future standard of care therapies and/or as part of a proprietary double or triple combination together with PTI-808, or with PTI-428 and PTI-808.  The success of PTI-801 is therefore dependent on the success of our other proprietary agents (alone or in combination with each other), the success of possible future standard of care therapies, and/or continued market acceptance of existing standard of care therapies. If these agents or standard of care therapies are not successful and available in the market, as the case may be, the development of PTI-801 will be hindered, delayed or not possible to complete or achieve.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Agency requirements that differ from our assumptions or change can result in delays in starting, conducting and finishing clinical trials that are needed before we can apply for the next phase of development and, if successful, marketing approvals. If we are ultimately unable to obtain regulatory approval for PTI-428, PTI-801, PTI-808, our potential combination therapies, or our other product candidates, our business will be substantially harmed.

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

•

the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials or the requirements for or adequacy of the information and data needed to support the next phase of development (including, without limitation, Phase 3) for one or more of our product candidates, such as PTI-428, PTI-801 or our combination therapy candidates;

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

We are studying our lead product candidates PTI-428 and PTI-801 in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We are also exploring proprietary combination therapies consisting of combinations of PTI-801 and PTI-808, as a double combination, and PTI-428, PTI-801 and PTI-808, as a triple combination.  We anticipate that if one or more of our product candidates is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. As these other therapies are not owned by us, we have less access to and information about them than if they were proprietary agents, which limits our understanding of these products. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may be supplanted in the market by newer, safer and/or more efficacious products or combinations of products. For example, we have or are currently testing PTI-428 and PTI-801 in clinical trials where we provide our investigational product to CF patients stable on background therapy of ivacaftor and lumacaftor.  The manufacturer of this background therapy has recently received marketing approval from the FDA to market ivacaftor and tezacaftor as Symdeko®, and is conducting testing of Symdeko’s components together with additional corrector modulators as part of triple combinations, any of which, if approved, could supplant the existing therapy. Symdeko could supplant Orkambi as, or become its own independent, standard of care.  Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

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

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including PTI-428, PTI-801 and PTI-808, and our proprietary combination therapy candidates, including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, advance our product candidates in the clinic, submit an NDA (or foreign equivalent) for any of our product candidates for U.S. or foreign marketing approval, derive revenue and continue our business.

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

•

unfavorable review of or a decision to defer sanctioning or not to sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; while the TDN approved and favorably ranked our triple combination (for PTI-428, PTI-801 and PTI-808), double combination (for PTI-801 and PTI-808), PTI-801 protocols as well as our PTI-428 trial in patients on background Symdeko, we cannot assure you that it will sanction any of our other trials; the CTN has approved and favorably ranked the protocols for our PTI-428, PTI-801 and triple combination trials and we are actively working to continue to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful;

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

We also rely on clinical investigators and clinical research organizations, as well as therapeutics development arms of patient advocacy groups, such as the TDN and CTN, to assist in the design and review of our clinical trials, including supporting the enrollment of qualified patients.  If these third parties do not approve or sanction our trial protocols to facilitate enrollment, our ability to conduct clinical trials may be impeded.  Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated or inadvertently be made publicly-available. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, and other third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

The manufacturing process for a product candidate is subject to FDA, EMA and other foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, our regulatory filings may be delayed, our preclinical studies or clinical trials may be delayed or suspended, and we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist; even if it exists, it may be cost-prohibitive and time-prohibitive to engage in technology transfer to switch vendors for drug substance and/or product candidate manufacturing. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our drug substance and/or product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.  Drug formulation is an inherently uncertain process with numerous steps, some of which may need to be repeated, to ensure quality, accuracy and yield; unexpected variances may occur, which could delay our manufacturing efforts and delay commencement or completion of pre-clinical studies and/or clinical trials.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	preventing us from initiating or continuing preclinical studies or clinical trials of product candidates under development;
•	delaying our trials and/or delaying submissions of regulatory applications or receipt of regulatory approvals for product candidates;
•	preventing a collaborator from cooperating with us;
•	subjecting our product candidates to additional inspections by regulatory authorities;
•	requiring us to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, preventing us from meeting commercial demands for our products.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If a current or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

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

Even if PTI-428, PTI-801, any proprietary combination therapy candidates or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including PTI-428 and PTI-801 and any proprietary combination therapy candidates, will depend on a number of factors, including:

•	demonstration of safety and efficacy in our clinical trials and in any post-marketing studies;
•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;
•	the prevalence and severity of any adverse effects;
•	limitations or warnings contained in the FDA-approved label for the relevant product candidate;
•	availability of alternative treatments;
•	pricing and cost-effectiveness;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies; and
•	our ability to obtain and maintain healthcare payor approval or reimbursement, which may vary from country to country and within a country.

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

We do not have a sales or marketing infrastructure, and we have limited experience in the sales, marketing or distribution of pharmaceutical products. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, and seek to ensure product access and secure reimbursement. Outside of the United States, Canada, Europe and Australia, we may seek a partner to commercialize our products. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote our product candidates if and when they are approved, which would be expensive and time-consuming. Alternatively, we may elect to outsource these functions to third parties. Either approach carries significant risks. For example, recruiting and training a sales force is expensive and time-consuming and, if done improperly, could delay a product launch and result in limited sales. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. For example, actual or perceived risks of our product candidates, such as PTI-428, PTI 801, or our proprietary combination therapy candidates, or actual or perceived benefits of product candidates of our competitors, may negatively affect potential clinical trial participants or patients when deciding whether to participate in our clinical trials, and could result in patients seeking alternative clinical trials or commercial therapies from our competitors. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market. Further, research and discoveries by others may result in breakthroughs that render our product candidates obsolete even before they begin to generate any revenue.

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

Market acceptance and sales of PTI-428 or PTI-801, any proprietary combination therapy candidates, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Reimbursement levels may be impacted by factors including, without limitation, the perceived safety and efficacy of our products relative to the cost (and relative to the perceived safety and efficacy and cost for available competitive products), the views of independent research organizations on drug pricing and the political climate, many of which factors we cannot control.  Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-428, PTI-801, any proprietary combination therapy candidates, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

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

In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, however reimbursement and levels of reimbursement may also vary within a country based on the individual decisions of private payors.

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the E.U. adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the E.U. as well as to those outside the E.U. if they collect and use personal data in connection with the offering goods or services to individuals in the E.U. or the monitoring of their behavior.  The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate in.

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

We conduct trials in the United Kingdom, or the U.K., and, if approved, expect to market our products in the U.K.  On June 23, 2016, the U.K., held a referendum in which voters approved an exit from the European Union, or the E.U., commonly referred to as “Brexit.” As a result of the referendum, the British government is negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-428, PTI-801, PTI-808 and our combination therapies, or our technologies, and many of our patent applications related to our CF program are in the earliest stages, including several provisional patent applications, although we do have three (3) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

Because of the specialized scientific nature of our business and the unique properties of our technology, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Ms. Meenu Chhabra, Ms. Shelia Wilson, and Drs. Po-Shun Lee, Geoffrey Gilmartin, Benito Munoz and Marija Zecevic, who have extensive knowledge of and experience developing our technology. The loss of any of their services might significantly delay or prevent the achievement of our research, development and business objectives.

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

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective August 6, 2018, pursuant to an Offer Letter dated August 3, 2018 (the “Offer Letter”), Sandra Zimmerman, the Company’s Interim Vice President of Finance, acting on behalf of Danforth Advisors pursuant to a Consulting Agreement dated May 7, 2018 by and between the Company and Danforth Advisors, LLC (the “Consulting Agreement”), was appointed the Company’s Principal Financial Officer. The Offer Letter by and between Ms. Zimmerman and the Company is filed herewith as Exhibit 10.5.

Ms. Zimmerman, age 67, has had her own financial consulting business since 1998.  From January 2013 through May 2017, Ms. Zimmerman served as the interim Corporate Controller of Syndax Pharmaceuticals, Inc. (“Syndax”), a publicly traded biotechnology company, through a consulting arrangement.  Prior to joining Syndax, Ms. Zimmerman served as Senior Corporate Controller of bluebird bio, Inc., a publicly traded biotechnology company, through a consulting arrangement.  Ms. Zimmerman began her career at Coopers and Lybrand and is formerly a CPA. Ms. Zimmerman received a B.S. in Accounting from Bentley University.

The initial term of the Danforth Consulting Agreement ends on May 7, 2019 unless earlier terminated and may be extended for an additional period by mutual written agreement by the parties.  Under the terms of the Danforth Consulting Agreement, Danforth receives a consulting fee at the rate of $225.00 per hour for the services performed by Ms. Zimmerman. The summary above is qualified in its entirety by reference to the terms of the Danforth Consulting Agreement filed herewith as Exhibit 10.4.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Company.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Company.	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant.	S-1	333-208735	4.3	December 23, 2015

10.1	Fourth Amendment to Lease dated April 13, 2018 by and between ARE-Tech Square, LLC and the Company				Filed herewith

10.2	First Amendment to Lease dated April 13, 2018 by and between Ice Box, LLC and the Company				Filed herewith

10.3	Amendment No. 6 to Collaboration and License Agreement dated April 23, 2018 by and between the Company and Astellas Pharma Inc.				Filed herewith

10.4	Consulting Agreement dated May 7, 2018 by and between the Company and Danforth Advisors, LLC.				Filed herewith

10.5	Offer Letter, dated August 3, 2018, by and between the Company and Sandra Zimmerman				Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: August 8, 2018	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Sandra Zimmerman
Sandra Zimmerman
Interim VP of Finance
(Principal Financial Officer)