Form 10-Q
period 2018-09-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2018-11-06
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37695

Proteostasis Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8436652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Guest Street, Suite 500

Boston, Massachusetts 02135

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (617) 225-0096

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 2, 2018, there were 49,158,422 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Kalydeco, Orkambi and Symdeko are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$19,712	$29,724
Short-term investments	26,692	44,738
Restricted cash	—	294
Prepaids and other current assets	1,930	1,377
Total current assets	48,334	76,133
Operating lease, right-of-use asset	14,147	472
Property and equipment, net	648	424
Other assets	6	33
Restricted cash, net of current portion	828	1,656
Total assets	$63,963	$78,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,145	$2,098
Accrued expenses	8,406	6,120
Deferred revenue	—	1,108
Operating lease liabilities	1,033	559
Total current liabilities	11,584	9,885
Derivative liability	3	25
Operating lease liabilities, net of current portion	13,469	—
Total liabilities	25,056	9,910
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 36,696,948 and 34,416,088 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	37	35
Additional paid-in capital	299,512	285,583
Accumulated other comprehensive loss	(7)	(2)
Accumulated deficit	(260,635)	(216,808)
Total stockholders’ equity	38,907	68,808
Total liabilities and stockholders’ equity	$63,963	$78,718

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,055	$1,551	$2,840	$3,719
Operating expenses:
Research and development	15,591	12,894	36,595	41,372
General and administrative	4,150	2,741	11,931	8,813
Total operating expenses	19,741	15,635	48,526	50,185
Loss from operations	(18,686)	(14,084)	(45,686)	(46,466)
Interest income	171	155	530	515
Other income (expense), net	87	(25)	224	(57)
Net loss	$(18,428)	$(13,954)	$(44,932)	$(46,008)
Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(0.56)	$(1.26)	$(1.84)
Weighted average common shares outstanding—basic and diluted	36,694,957	25,093,344	35,734,159	25,051,536

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(18,428)	$(13,954)	$(44,932)	$(46,008)
Other comprehensive loss:
Unrealized gain (loss) on investments	5	20	(5)	15
Comprehensive loss	$(18,423)	$(13,934)	$(44,937)	$(45,993)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(44,932)	$(46,008)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,428	1,001
Premium (discount) on short-term investments	(205)	42
Stock-based compensation expense	2,697	2,228
Stock issued for consulting services	704	555
Change in fair value of derivative liability	(22)	(88)
Loss on disposal of property and equipment	41	—
Changes in operating assets and liabilities:
Accounts receivable	—	(411)
Prepaids and other current assets	(553)	2,221
Other assets	27	27
Accounts payable	47	514
Accrued expenses	2,286	1,527
Deferred revenue	(3)	(1,202)
Operating lease liabilities	(1,019)	(963)
Net cash used in operating activities	(39,504)	(40,557)
Cash flows from investing activities:
Purchases of short-term investments	(30,604)	(23,727)
Proceeds received from maturities of short-term investments	48,850	65,563
Purchases of property and equipment	(406)	(117)
Net cash provided by investing activities	17,840	41,719
Cash flows from financing activities:
Proceeds from issuance of common stock related to at-the-market offering program, net	10,546	—
Proceeds from exercise of stock options	21	30
Proceeds from issuance of common stock pursuant to employee stock purchase plan	25	43
Deferred offering costs	(62)	—
Net cash provided by financing activities	10,530	73
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,134)	1,235
Cash, cash equivalents and restricted cash at beginning of period	31,674	18,907
Cash, cash equivalents and restricted cash at end of period	$20,540	$20,142
Supplemental disclosure of non-cash investing and financing activities:
Addition of operating lease, right-of-use asset	$14,962	$—
Additions to property and equipment included in accounts payable	$—	$12

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company developing small molecule therapeutics to treat cystic fibrosis (“CF”) and other diseases caused by dysfunctional protein processing.  The Company focuses on identifying therapies that restore protein function.  CF is a disease caused by defects in the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein and insufficient CFTR protein function. The Company’s lead product candidates, PTI-428, an amplifier, PTI-801, a third-generation corrector, and PTI-808, a potentiator, as well as a dual combination consisting of PTI-801 and PTI-808, and a triple combination consisting of PTI-428, PT-801, and PTI-808 are in clinical development.  The Company’s other drug candidates are in the preclinical development and discovery phases.

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

In October 2018, the Company completed a follow-on public offering whereby the Company sold 11,000,000 shares of common stock at a price to the public of $6.75 per share. The aggregate net proceeds received by the Company from the offering were approximately $69.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On November 6, 2018, the Company issued and sold an additional 1,650,000 shares of its common stock at the offering price of $6.75 per share as a result of the full exercise by the underwriters of their option to purchase additional shares. The net proceeds from this issuance were $10.5 million, after deducting underwriting discounts and commissions.

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million. Leerink is not required to sell any specific amount but acts as the Company’s sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices.  Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay Leerink up to 3% of the gross proceeds from any common stock sold through the sales agreement.  In October 2018, the Company sold 1,364,348 shares of its common stock for net proceeds of approximately $11.2 million under the ATM program.  As of October 19, 2018, the Company had sold an aggregate of 3,475,166 shares of its common stock for total net proceeds of approximately $21.7 million under the ATM program and $27.6 million of common stock remained available for sale.  In connection with its follow-on offering in October 2018, the Company has suspended sales under the ATM program.

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2018, the Company had an accumulated deficit of $260.6 million. During the nine months ended September 30, 2018, the Company incurred losses of $44.9 million and used $39.5 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and short-term investments of $46.4 million and the net proceeds from its follow-on offering of approximately $80.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, and net proceeds from the ATM program of approximately $11.2 million during the fourth quarter of 2018 will be sufficient to fund its operating expenses and capital requirements into early 2020. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. In accordance with the requirements of ASC 205-40, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within 12 months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of the Company’s ability to meet its obligations for the next 12 months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s financial position as of September 30, 2018, results of its operations for the three and nine months ended September 30, 2018, and cash flows for the nine months ended September 30, 2018 have been made. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

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

The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue.  Amounts recognized as revenue, but not yet received or invoiced are recorded as current assets.

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

As a result of adopting ASC 606 on January 1, 2018, the Company has recorded a cumulative-effect decrease to opening accumulated deficit of $1.1 million as of January 1, 2018 and a corresponding decrease to deferred revenue. The remaining impacts related to ASC 606 adoption were as follows (in thousands):

	September 30, 2018
	As Reported under ASC 606	As Determined under ASC 605	Decrease upon Adoption of ASC 606
Balance Sheet:
Deferred revenue, current	$—	$617	$(617)

Income Statement:
Revenue for the three months ended September 30, 2018	1,055	1,751	(696)
Revenue for the nine months ended September 30, 2018	2,840	4,691	(1,851)

The most significant change related to the Company’s determination of transaction price at inception and each reporting period as well as the revenue recognition pattern for the Astellas Agreement (as defined below) with Astellas Pharma Inc. as well as treatment of variable consideration in the form of milestone payments. Under ASC 605, the research funding support payments, reimbursement of third-party costs, and milestone payments were being recognized by the Company as revenue on a straight-line basis over the 3½ year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. Under ASC 606, the Company is recognizing the revenue allocated to the one performance obligation measuring progress using the proportional performance method.   For further discussion of the adoption of this standard, see Note 8.

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

ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows. The new standard was effective for the Company on January 1, 2018. This resulted in the $0.8 million and $2.0 million of restricted cash for the nine months ended September 30, 2018 and September 30, 2017, respectively, being displayed within the overall change in the cash balance on the statement of cash flows.

ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard was effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations as there were no changes to terms or conditions of share-based payments during the quarter ended September 30, 2018.

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

ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measure in Topic 820, including removals of existing disclosures, modifications of existing disclosures, and additions of new disclosures. Certain amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair values measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim of annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all period presented upon their effective date. Early adoption is permitted for any removed or modified disclosure. The new standard is effective beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its results of operations.

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$5,235	$—	$(2)	$5,233
U.S. treasury securities	21,464	—	(5)	21,459
	$26,699	$—	$(7)	$26,692

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$9,817	$—	$(1)	$9,816
U.S. treasury securities	34,923	1	(2)	34,922
	$44,740	$1	$(3)	$44,738

The Company did not have any realized gains or losses on its short-term investments for the three and nine months ended September 30, 2018 and 2017. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2018 and 2017.

4.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,340	$—	$—	$17,340
Short-term investments:
U.S. government-sponsored enterprise securities	—	5,233	—	5,233
U.S. treasury securities	—	21,459	—	21,459
	$17,340	$26,692	$—	$44,032
Liabilities:
Derivative liability	$—	$—	$3	$3
	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,871	$—	$—	$13,871
U.S. government-sponsored enterprise securities	—	8,960	—	8,960
U.S. treasury securities	—	3,497	—	3,497
Short-term investments:
U.S. government-sponsored enterprise securities	—	9,816	—	9,816
U.S. treasury securities	—	34,922	—	34,922
	$13,871	$57,195	$—	$71,066
Liabilities:
Derivative liability	$—	$—	$25	$25
	$—	$—	$25	$25

During the periods ended September 30, 2018 and December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

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

As of September 30, 2018 and December 31, 2017, the Company determined the per share common stock price available based on the closing price of its common stock on the NASDAQ Global Market as of September 28, 2018 and December 29, 2017, respectively. The Company determined the expected term of the instrument to be 1.50 years and 2.00 years as of September 30, 2018 and December 31, 2017, respectively. The Company estimated its expected stock volatility to be 80.0% as of September 30, 2018 and December 31, 2017, respectively, based on the historical volatility of publicly traded peer companies for terms matching the expected term of the instrument for each respective period. The risk-free interest rate was determined to be 2.40% and 1.87% as of September 30, 2018 and December 31, 2017, respectively, by reference to the U.S. Treasury yield curve for terms matching the expected term of the instrument for each respective period.

Changes in the values of the derivative liability are summarized below (in thousands):

Derivative
Liability
Fair value at December 31, 2017	$25
Change in fair value	(22)
Fair value at September 30, 2018	$3

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid clinical, manufacturing and scientific expenses	$911	$568
Prepaid insurance expenses	347	55
Other prepaid expenses and other current assets	672	754
	$1,930	$1,377

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and related expenses	$2,003	$1,542
Accrued research and development expenses	5,510	3,930
Accrued professional fees	647	556
Accrued other	246	92
	$8,406	$6,120

7.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan.  As of September 30, 2018, the total number of shares reserved under the 2016 Plan and 2008 Plan was 4,343,120 and the Company had 971,898 shares available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective in connection with the completion of the Company’s initial public offering. A total of 138,757 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by the lesser of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 and (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors.

During the nine months ended September 30, 2018, 6,114 shares of common stock were issued pursuant to the 2016 ESPP. As of September 30, 2018, the total number of shares reserved under the 2016 ESPP was 399,328 shares. The Company recognized less than $0.1 million of stock-based compensation during the three and nine months ended September 30, 2018 related to this plan.

Stock Option Grants and Shares to Nonemployees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of September 30, 2018, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.1 million.

Bonus Restricted Stock Units (RSUs)

On February 1, 2018, the Company’s board approved executive bonuses for the year ended December 31, 2017 and elected payment to be made through a grant of an equivalent number of RSUs based on the February 1, 2018 closing share price of the Company’s common stock.  The requisite service period for the awards is from February 1, 2018 to February 1, 2019 (the vesting period).  The Company will recognize employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the vesting period of the awards.  The grants do not meet the criteria for liability classification as there is a fixed number of shares to be issued and there is no variability in the number of shares which have been granted.  As of September 30, 2018, 163,425 RSUs had been granted with a total expense of $0.1 million and $0.4 million recognized for the three and nine months ended September 30, 2018.

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a nonemployee for consulting services, was classified in the statements of operations as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$419	$412	$1,195	$1,070
General and administrative	606	636	2,206	1,713
	$1,025	$1,048	$3,401	$2,783

8.	Collaboration Agreement

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

The agreement was set to automatically terminate at the end of the 3 ½-year research term, in the second quarter of 2018, if Astellas had not designated at least one development compound, unless mutually agreed to be extended. In April 2018, the Company and Astellas entered into Amendment No. 6 (“Amendment No. 6”) to the Astellas Agreement.  Amendment No. 6 is effective beginning in April 2018 and extends the research term for the initial project under the Astellas Agreement to December 2018. As of September 30, 2018, all of the Company’s performance obligations under the contract have been satisfied. Astellas has the unilateral right to terminate the agreement on a project-by-project basis by providing written notice to the Company. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.

Accounting Analysis

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Astellas, is a customer. The Company identified the following material promises as of the most recent amendment in April 2018: (1) the research license; (2) the research services to be provided over the research term; and (3) participation in the Joint Research Committee (the “Committee”) to be provided over the research term of the agreement. The Company determined that the license and research services were not distinct from one another, as the license has limited value without the performance of the research and development activities. Participation in the Committee to oversee the research activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. As such, the Company determined that these promises should be combined into a single performance obligation.

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

Under the Astellas Agreement, in order to evaluate the appropriate transaction price as of the adoption of ASC 606, the Company determined that the payments received to date for research funding support and reimbursement of third-party costs, the estimated payments that will be received for research funding support and reimbursement of third-party costs over the remaining research term, and the milestone payments received to date represent the transaction price, which was allocated to the single performance obligation. The transaction price as of the adoption of ASC 606 and September 30, 2018 was $13.7 million. The option exercise fee that may be received is excluded from the transaction price until the customer option is exercised. Future potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained due to Astellas having only the right to pursue negotiations for additional projects. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Revenue associated with the performance obligation is being recognized as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Any amounts received that had not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed balance sheet. As of September 30, 2018, the research and development services related to this performance obligation are complete.

The Company recognized revenue of $1.1 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $2.8 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively. There was $0.1 million recorded as a contract asset under the Astellas Agreement as of September 30, 2018.  Amounts recorded as deferred revenue under the Astellas Agreement totaled $1.1 million as of December 31, 2017.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three and nine months ended September 30, 2018 and 2017 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.  All of the Company’s losses before income taxes were generated in the United States.

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(18,428)	$(13,954)	$(44,932)	$(46,008)
Denominator:
Weighted average number of common shares outstanding—basic	36,694,957	25,093,344	35,734,159	25,051,536
Net loss per share attributable to common stockholders —basic and diluted	$(0.50)	$(0.56)	$(1.26)	$(1.84)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	September 30,
	2018	2017
Options to purchase common stock	3,207,797	2,946,853
Restricted stock units	163,425	—
Potentially dilutive securities outstanding	3,371,222	2,946,853

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

The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the lease agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied.  The Company’s real estate leases in Cambridge and Boston are net leases as their non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred; therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  As of September 30, 2018 and December 31, 2017, assets under operating lease were $14.1 million and $0.5 million, respectively.  The elements of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2018	2017
Lease cost
Operating lease cost	$447	$286
Variable lease cost (1)	154	—
Total lease cost	$601	$286

	For the Nine Months Ended September 30,
	2018	2017
Lease Cost
Operating lease cost	$1,769	$857
Variable lease cost (1)	463	—
Total Lease Cost	$2,232	$857

Other information
Operating cash flows used for operating leases	$1,220	$1,006
Operating lease liabilities arising from obtaining right-of-use assets	$14,502	$—
Weighted-average remaining lease term	9.59 years	0.59 years
Weighted-average discount rate	4.50%	4.06%

(1)	The variable lease costs for the three and nine months ended September 30, 2018 include adjustments to the initial direct costs for the Boston lease along with common area maintenance charges.

Future lease payments under noncancelable leases as of September 30, 2018 (in thousands):

Future Operating Lease Payments
2018	$414
2019	1,686
2020	1,733
2021	1,780
2022	1,829
Thereafter	10,637
Total lease payments	18,079
Less: imputed interest	(3,577)
Total operating lease liabilities	$14,502

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an innovative, clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. We focus on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-428, a CFTR amplifier, and PTI-801 a third generation CFTR corrector, and PTI-808, a CFTR potentiator. We believe that both PTI-428 and PTI-801 have potential as add-on therapy to current and future standard-of-care CFTR modulator treatments. Additionally, we are pursuing proprietary dual combination of PTI-801 and PTI-808, and triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. We are developing and, if approved, intend to commercialize our own therapies, including add-on and combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

Our IND for the Phase 1 study of PTI-801, a corrector molecule, was submitted to the FDA in the first quarter of 2017 and is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We completed dosing of subjects in the SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801 and reported initial data on this portion of the study in 2017.

Our IND for the Phase 1 study of PTI-808, a potentiator molecule, was submitted to the FDA in the second quarter of 2017 and is now active. PTI-808 has completed investigation in healthy volunteers in single and multiple dose cohorts.  We reported preliminary data from this study in December 2017.

Co-administration of PTI-428, PTI-801 and PTI-808 has been completed in healthy volunteers.  We reported preliminary data from this study in December 2017.

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in patients homozygous for the F508del mutation who are receiving Orkambi as background therapy.  Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Also in March 2018, the FDA granted Orphan Drug Designation for PTI-428. The FDA grants Orphan Drug Designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition, as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.

We have initiated a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi therapy. In June 2018, we reported preliminary data from the first 48 subjects who completed dosing with either PTI-801 (100 mg, 200 mg and 400 mg) or placebo. Safety and pharmacokinetics results were as expected. At higher doses, PTI-801 demonstrated a statistically significant improvement in sweat chloride and body mass index in the 14-day treatment period. An improvement in ppFEV1 was observed across all dose cohorts, although the change was not statistically significant. Two thirds of subjects in all PTI-801 cohorts were above ppFEV1 baseline by the end of the treatment period and approached baseline by the end of the 7-day follow up period. In hyperglycemic subjects with Cystic Fibrosis Related Diabetes, PTI-801 led to a statistically significant normalization of blood glucose levels at the three dose levels analyzed. Additional data was reported in October 2018. We believe these results support the goal of studying PTI-801 as part of our proprietary double and triple combination therapy regimens.

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

In April 2018, the FDA granted Fast Track designation for our triple combination program for the treatment of cystic fibrosis. The Company’s proprietary triple combination includes the following investigational agents: a cystic fibrosis transmembrane conductance regulator (CFTR) amplifier, a third-generation corrector and a potentiator, known as PTI-428, PTI-801 and PTI-808, respectively.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications between the FDA and the company relating to the development plan and clinical trial design and may be eligible for priority review if certain criteria are met.

In October 2018, we announced positive preliminary results from three doublet cohorts of our ongoing Phase 1, randomized, double-blind, placebo-controlled studies of our proprietary combination therapy doublet, PTI-808 and PTI-801, and an enrollment update from the triplet, PTI-808, PTI-801, and PTI-428, in subjects with cystic fibrosis.

These studies were designed to assess the safety, tolerability, and pharmacokinetics (PK) of PTI-801, a third-generation CFTR corrector and PTI-808, a novel CFTR potentiator, compared to placebo over a 14-day dosing period in CF subjects across dose levels of each modulator. Changes in sweat chloride (SC) concentration and in percent predicted FEV1(ppFEV1) were assessed and evaluated as endpoints.

The first dose cohort using the Company’s proprietary triplet combination of PTI-801, PTI-808 and PTI-428, a novel CFTR amplifier, is ongoing and we expect preliminary data in the fourth quarter of 2018, with complete data from the doublet and triplet cohorts expected in the first quarter of 2019.

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

Since our inception in 2006, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from our initial public offering in February 2016, proceeds from our follow-on public offerings, and to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as funds from the sale of stock under the at-the-market program described below.

In October 2018, we completed a follow-on public offering whereby we sold 11,000,000 shares of common stock at a price to the public of $6.75 per share. The aggregate net proceeds from the offering were approximately $69.5 million, net of underwriting discounts and commissions and estimated offering expenses. On November 6, 2018, the Company issued and sold an additional 1,650,000 shares of its common stock at the offering price of $6.75 per share as a result of the full exercise by the underwriters of their option to purchase additional shares.  The net proceeds from this issuance were $10.5 million, after deducting underwriting discounts and commissions.

In March 2018, we entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million. Leerink is not required to sell any specific amount but acts as our sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices.  Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Leerink up to 3% of the gross proceeds from any common stock sold under the sales agreement.  In October 2018, we sold 1,364,348 shares of our common stock for net proceeds of approximately $11.2 million under the ATM program. As of October 19, 2018, we sold an aggregate of 3,475,166 shares of our common stock for total net proceeds of approximately $21.7 million and $27.6 million of common stock remained available for sale under the ATM program. In connection with our follow-on offering in October 2018, we have suspended sales under the ATM program.

Since our inception, we have incurred significant operating losses. Our net losses were $18.4 million and $14.0 million for the three months ended September 30, 2018 and 2017, respectively, and $44.9 million and $46.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $260.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand and/or advance our add-on and proprietary combination therapy candidates, PTI-428, PTI-801 and PTI-808, into Phase 3 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the TDN, the CTN, and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our CF and other product candidates, including, without limitation, back-up compounds.

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

We expect that our cash, cash equivalents and short-term investments of $46.4 million as of September 30, 2018, together with net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, from our follow-on offering and the net proceeds of approximately $11.2 million from sales under our ATM program during the fourth quarter of 2018 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into early 2020. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. In accordance with the requirements of ASC 205-40, we determined that there is substantial doubt about the Company’s ability to continue as a going concern within 12 months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, we may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of our ability to meet our obligations for the next 12 months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.  See “Liquidity and Capital Resources.”

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three and nine months ended September 30, 2018 and 2017 was derived from our collaboration agreement with Astellas.

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CF	$10,455	$7,484	$22,892	$24,858
UPR	875	529	1,553	1,119
Unallocated expenses:
Personnel related (including stock-based compensation)	2,475	3,270	7,563	9,969
Facility related	609	659	1,891	2,272
Other	1,177	952	2,696	3,154
Total research and development expenses	$15,591	$12,894	$36,595	$41,372

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

Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies, except for our revenue recognition policy as a result of the adoption of ASC 606 and our lease policy as a result of the adoption of ASC 842, which are discussed in detail in Note 2, Summary of Significant Accounting Policies. Our critical accounting policies are described under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 14, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
Revenue	$1,055	$1,551	$(496)
Operating expenses:
Research and development	15,591	12,894	2,697
General and administrative	4,150	2,741	1,409
Total operating expenses	19,741	15,635	4,106
Loss from operations	(18,686)	(14,084)	(4,602)
Interest income	171	155	16
Other income (expense), net	87	(25)	112
Net loss	$(18,428)	$(13,954)	$(4,474)

Revenue

Revenue was $1.1 million for the three months ended September 30, 2018, compared to $1.6 million for the three months ended September 30, 2017, all of which was derived from our collaboration agreement with Astellas.  The decrease of $0.5 million is primarily the result of the adoption of ASC 606 on January 1, 2018. The total impact to revenue for the three months ended September 30, 2018 as a result of the adoption of ASC 606 was a decrease of $0.7 million. Total revenue recorded in the three months ended September 30, 2018 under ASC 606 was $1.1 million, as compared to $1.8 million that would have been recorded under ASC 605.

Research and Development Expenses

Research and development expenses were $15.6 million for the three months ended September 30, 2018, compared to $12.9 million for the three months ended September 30, 2017. The increase of $2.7 million was primarily due to increases of approximately $3.1 million in clinical related research activities and $0.4 million in professional fees, partially offset by a decrease in employee-related costs of approximately $0.8 million. The decrease in employee-related expenses was due to a decrease in research headcount in October 2017.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended September 30, 2018, compared to $2.7 million for the three months ended September 30, 2017. The increase of $1.5 million in general and administrative expenses was primarily due to increases of $0.6 million in facility costs, $0.5 million in professional fees, and $0.3 million in employee-related expenses.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2018 and 2017 and consists of interest earned on short-term investments.

Other Income (Expense), Net

Other expenses were less than $0.1 million for the three months ended September 30, 2018 and 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
Revenue	$2,840	$3,719	$(879)
Operating expenses:
Research and development	36,595	41,372	(4,777)
General and administrative	11,931	8,813	3,118
Total operating expenses	48,526	50,185	(1,659)
Loss from operations	(45,686)	(46,466)	780
Interest income	530	515	15
Other income (expense), net	224	(57)	281
Net loss	$(44,932)	$(46,008)	$1,076

Revenue

Revenue was $2.8 million for the nine months ended September 30, 2018, compared to $3.7 million for the nine months ended September 30, 2017, all of which was derived from our collaboration agreement with Astellas.  The decrease of $0.9 million is primarily the result of the adoption of ASC 606 on January 1, 2018.  The total impact to revenue for the nine months ended September 30, 2018 as a result of the adoption of ASC 606 was a decrease of $1.9 million. Total revenue recorded in the nine months ended September 30, 2018 under ASC 606 was $2.8 million, as compared to $4.7 million that would have been recorded under ASC 605.

Research and Development Expenses

Research and development expenses were $36.6 million for the nine months ended September 30, 2018, compared to $41.4 million for the nine months ended September 30, 2017. The decrease of $4.8 million was primarily due to a decrease of approximately $2.4 million in employee-related expenses, $1.6 million in clinical related research activities, and $0.5 million in facility costs. The decrease in employee-related expenses was due to a decrease in research headcount in October 2017.

General and Administrative Expenses

General and administrative expenses were $11.9 million for the nine months ended September 30, 2018, compared to $8.8 million for the nine months ended September 30, 2017. The increase of $3.1 million in general and administrative expenses was primarily due to increases of $1.7 million in employee-related expenses, $0.8 million in facility costs, and $0.7 million in professional fees.

Interest Income

Interest income was $0.5 million for the nine months ended September 30, 2018 and 2017 and consists of interest earned on short-term investments.

Other Income (Expense), Net

Other income was $0.2 million for the nine months ended September 30, 2018 compared to other expense of less than $0.1 million for the nine months ended September 30, 2017. The increase of $0.3 million was primarily due to an increase in investment amortization of $0.4 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials; and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offerings, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as sales of stock under our ATM program with Leerink acting as our sales agent.

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $46.4 million. We expect that our cash, cash equivalents and short-term investments as of September 30, 2018 together with net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, from our follow-on offering and the net proceeds of approximately $11.2 million from sales under our ATM program during the fourth quarter of 2018 will enable us to fund our operating expenses and capital requirements, into early 2020. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. As of September 30, 2018, we have assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern within 12 months of the issuance date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(39,504)	$(40,557)
Cash provided by investing activities	17,840	41,719
Cash provided by financing activities	10,530	73
Net increase (decrease) in cash and cash equivalents	$(11,134)	$1,235

Operating Activities. Net cash used in operating activities was $39.5 million during the nine months ended September 30, 2018, primarily driven by our net loss of $44.9 million, and offset by changes in our operating assets and liabilities of $0.8 million and non-cash charges of $4.6 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials.

Net cash used in operating activities was $40.6 million during the nine months ended September 30, 2017, primarily driven by our net loss of $46.0 million, partially offset by changes in our operating assets and liabilities of $1.7 million and non-cash charges of $3.7 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials.

Investing Activities. During the nine months ended September 30, 2018, net cash provided by investing activities was $17.8 million, primarily consisting of proceeds received from maturities of short-term investments and offset by additional purchases of short-term investments.

During the nine months ended September 30, 2017, net cash provided by investing activities was $41.7 million, primarily consisting of proceeds received from maturities of short-term investments and offset by additional purchases of short-term investments.

Financing Activities. During the nine months ended September 30, 2018, net cash provided by financing activities was $10.5 million, primarily resulting from $10.5 million of net proceeds from the issuance of 2,110,818 shares of common stock related to sales under our ATM program.

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

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments together with net proceeds from our follow-on offering and the net proceeds from sales under our ATM program during the fourth quarter of 2018 will enable us to fund our operating expenses and capital expenditure requirements into early 2020. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020.

Contractual Obligations and Commitments

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

We formerly leased office and laboratory space in Cambridge, Massachusetts, pursuant to an operating lease that, as amended, expired in May 2018. We recorded rent expense of $0.9 million and $0.4 million during the three months ended September 30, 2018 and 2017, and $2.1 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes our contractual obligations as of September 30, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$18,079	$1,675	$3,489	$3,684	$9,231
Consulting agreement (2)	630	630	—	—	—
Total	$18,709	$2,305	$3,489	$3,684	$9,231

(1)	Amounts in the table reflect payments due for our new lease of office and laboratory space in Boston, Massachusetts for which rent commenced in April 2018 and which expires in April 2028.
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

Interest Rate Fluctuation Risk

Our cash, cash equivalents and short-term investments as of September 30, 2018, consisted of money market funds, government-sponsored enterprise securities and U.S. treasury securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2018, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-428, PTI-801 and PTI-808 for the treatment of CF, as add-ons to existing standard of care therapies and/or as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $25.0 million, $37.2 million and $59.4 million for the years ended December 31, 2015, 2016 and 2017, respectively, and $18.4 million and $44.9 million for the three and nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $260.6 million.

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

•

prepare for Phase 3 trials, including, without limitation, trial design, conducting additional pre-clinical studies, manufacturing Phase 3 drug substance and drug product, producing Phase 2 data and other necessary work to support commencement of Phase 3 trials;

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $46.4 million as of September 30, 2018, together with the net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, from our follow-on offering and approximately $11.2 million in net proceeds from sales under our ATM program during the fourth quarter of 2018 will enable us to fund our operating expenses and capital expenditure requirements into early 2020. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. As of September 30, 2018, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern within 12 months of the issuance date of the financial statements in this Quarterly Report on Form 10-Q. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations for the next 12 months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have two effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million and $100.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Leerink Partners LLC (“Leerink”) in March 2018.  As of November 2, 2018, an aggregate of approximately $82.4 million of securities remain available for issuance under the two shelf registration statements, including up to approximately $27.6 million of our common stock that we may offer and sell, from time to time, at our discretion, through Leerink as our sales agent under the at-the-market offering program sales agreement.  To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We currently have no products on the market, and our most advanced product candidate, PTI-428, is currently in clinical development. Our other product candidates – PTI-801 and PTI-808 – are at an even earlier stage of clinical development, and we are early in our clinical development of our proprietary combination therapy candidates.

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

Successful completion of the clinical trials for PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-428, PTI-801, PTI-808, our proprietary combination therapy candidates, and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect or assume, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Conducting our trials in Europe and other ex-U.S. jurisdictions has and will continue to require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe contributed to a delay in our now completed PTI-428 Phase 2 trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex, including, without limitation, Vertex’s Phase 3 triple combination studies with CF patients on Symdeko therapy taking an additional Vertex investigational corrector, and other companies with greater resources and experience than us.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

•

unfavorable review of or a decision to defer sanctioning or not to sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; while the TDN approved and favorably ranked our triple combination (for PTI-428, PTI-801 and PTI-808), double combination (for PTI-801 and PTI-808), PTI-801 protocols as well as our PTI-428 and PTI-801 trials in patients on background Symdeko, we cannot assure you that it will sanction any of our other trials; the CTN has approved and favorably ranked the protocols for our PTI-428, PTI-801 and triple combination trials and we are actively working to continue to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful;

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

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex, AbbVie Inc., Galapagos NV, ProQR Therapeutics N.V., Flatley Discovery Lab, LLC, F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona Pharma plc, Spyryx Biosciences Inc., Talee Bio, and several other companies.

Although PTI-428 and PTI-801 are being developed as individual therapies to be administered with ivacaftor and lumacaftor, Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-428 and PTI-801. Changes in standard of care or use patterns could also make our combination therapy obsolete. For example, Vertex has developed tezacaftor and ivacaftor as a combination therapy on its own and was recently granted marketing approval for this combination under the name Symdeko.  While we are conducting studies of PTI-428 and PTI-801, each to be administered with ivacaftor and tezacaftor, Vertex is also in clinical development and is in Phase 3 for several combinations of ivacaftor and tezacaftor as part of potential triple combination therapies that add an additional Vertex corrector to that combination. If PTI-428 or PTI-801 is approved for marketing as a combination therapy to be administered with ivacaftor and lumacaftor but use of another therapy becomes more prevalent than ivacaftor and lumacaftor, the availability of ivacaftor and lumacaftor may be limited, sales of PTI-428 or PTI-801 could be negatively impacted and our financial results and stock price would be adversely affected.  Additionally, if one or more of Vertex’s triple combinations is approved for marketing and becomes prevalent, the availability of ivacaftor and tezacaftor alone may be limited, sales of our products, if approved, could be negatively impacted and our financial results and stock price would be adversely affected.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For PTI-428, PTI-801 and PTI-808, all of the statutory deadlines have passed.  For certain patent applications related to our CFTR modulators, their use, and related technology, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for these product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company.	S-1/A	333-208735	3.2	February 1, 2016

3.2	Second Amended and Restated By-laws of the Company.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Company.	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant.	S-1	333-208735	4.3	December 23, 2015

10.5	Offer Letter, dated August 3, 2018, by and between the Company and Sandra Zimmerman	10-Q	001-37695	10.5	August 8, 2018

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: November 6, 2018	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Sandra Zimmerman
Sandra Zimmerman
Interim VP of Finance
(Principal Financial Officer)