Form 10-K
period 2018-12-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2019-03-08
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, based on the last reported sale price of the registrant’s common stock of $2.79 was $92,932,233.  The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 28, 2019, there were 51,040,615 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our clinical trials, including, without limitation, the timing of the initiation of, completion of, enrollment in, and data from our trials;
•	our estimates regarding anticipated filing of INDs and/or amended protocols for nominated drug candidates;
•	our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain and maintain regulatory approval of PTI-801, PTI-808 and PTI-428, and our combination solutions, for any indication, and the labeling under any approval we may obtain;
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
•

anticipated developments with respect to, and the commercial availability of, cystic fibrosis transmembrane conductance modulators with which PTI-801 or PTI-428 are intended to be or may in the future be administered, including Vertex’s Kalydeco®, Orkambi® and Symdeko®;

•	our plans to develop and commercialize PTI-801, PTI-428 and our combination solutions, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for PTI-801, PTI-428 and our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of PTI-801, PTI-428 and our combination solutions for any indication;
•	the benefits of FDA designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•	our ability to obtain additional financing;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco, Orkambi and Symdeko/Symkevi are trademarks of Vertex Pharmaceuticals Incorporated.

PART I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. We focus on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR protein. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-801 a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. We are pursuing proprietary dual combination of PTI-801 and PTI-808, and triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. Additionally, we believe that both PTI-801 and PTI-428 have potential as add-on therapy to current and future standard-of-care CFTR modulator treatments. We are developing and, if approved, intend to commercialize our own therapies, including combination and add-on therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

With the advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care, which addresses only the symptoms of CF, to disease-modifying agents that target the sequelae of the genetic cause of the disease which is the mutated CFTR protein. We are developing and, if approved, intend to commercialize a proprietary combination therapy for patients with an F508del mutation of the CFTR gene, the most common CFTR gene mutation.  Approximately 86% of all CF patients in the United States and 82% in Europe have an F508del mutation of the CFTR gene, of which approximately half are homozygous (having two copies of the F508del mutation), and approximately 47% are heterozygous (having an F508del mutation and one other CF causing mutation).

Like other combination drug discovery and development approaches for CF that are built on one potentiator and two correctors discovered through typical phenotypic screening, our triple combination program includes PTI-801, a third-generation corrector/turbocorrector, PTI-808, a potentiator, and PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. All three of our investigational agents are orally bioavailable CFTR modulators. CFTR modulators are compounds that affect the folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the newly synthesized, unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with correctors and potentiators significantly improves the in vitro CFTR protein activity to levels above what can be achieved by these CFTR modulators when used alone.

In patient-derived human bronchial epithelial, or HBE, cells homozygous for F508del, a double combination of PTI-801, a corrector, and PTI-808, a potentiator, has been shown to restore in vitro CFTR protein activity to levels comparable to those observed in HBE cells derived from healthy carrier individuals. In the same in vitro model, a triple combination regimen that includes PTI-801, a corrector, PTI-808, a potentiator, and PTI-428 has been shown to restore in vitro CFTR protein activity above healthy carrier level.

As of February 2019, all three of our investigational drugs have completed trials in healthy volunteers and are now being investigated in CF patients. Cumulatively, we have tested our investigational agents in clinical studies in over 500 healthy volunteer and patient subjects.

We have completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December 2017, we announced the results of this trial.

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in patients homozygous for the F508del mutation who are receiving Orkambi as background therapy.  Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Also, in March 2018, the FDA granted Orphan Drug Designation for PTI-428. The FDA grants Orphan Drug Designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition, as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.

PTI-801, a corrector molecule, received Fast Track designation from the FDA in March 2017 for the investigation of its treatment of CF. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications between the FDA and us relating to the development plan and clinical trial design and may be eligible for priority review if certain criteria are met.

We have completed a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi therapy and have reported preliminary data from the first 48 subjects who completed dosing with either PTI-801 (100 mg, 200 mg and 400 mg) or placebo in June 2018. Safety and pharmacokinetics, or PK, results were as expected. At higher doses, PTI-801 demonstrated a statistically significant improvement in sweat chloride and body mass index in the 14-day treatment period. An improvement in ppFEV1 was observed across all dose cohorts, although the change was not statistically significant. Two thirds of subjects in all PTI-801 cohorts were above ppFEV1 baseline by the end of the treatment period and approached baseline by the end of the 7-day follow up period. In hyperglycemic subjects with Cystic Fibrosis Related Diabetes, PTI-801 led to a statistically significant normalization of blood glucose levels at the three dose levels analyzed. Additional data were reported in October 2018. We believe these results support the goal of studying PTI-801 as part of our proprietary double and triple combination therapy regimens.

Co-administration of PTI-801, PTI-808 and PTI-428, or triple combination, has been completed in healthy volunteers.  We reported preliminary data from this study in December 2017.

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in the United States, Canada, and Europe. In January 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network (TDN) and the Clinical Trial Network (CTN). Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.  In April 2018, the TDN endorsed the study protocol to investigate PTI-428 in CF patients on background Symdeko® therapy.

In April 2018, the FDA granted Fast Track designation for our triple combination program for the treatment of cystic fibrosis.

In October 2018, we provided an update from our proprietary combination development programs including positive preliminary results from three double combination cohorts of the Phase 1, randomized, double-blind, placebo-controlled studies with co-administration of PTI-801 and PTI-808 and an enrollment update from the triple combination studies with PTI-801, PTI-808, and PTI-428, in subjects with CF.

Double combination studies were designed to assess the safety, tolerability, and PK of PTI-801, a third-generation CFTR corrector and PTI-808, a novel CFTR potentiator, compared to placebo over a 14-day dosing period in CF subjects across dose levels of each modulator. Changes in sweat chloride (SC) concentration and in percent predicted FEV1 (ppFEV1) were assessed and evaluated as endpoints.

Our proprietary triplet combination of PTI-801, PTI-808 and PTI-428, is ongoing; and we expect preliminary data from the remaining double and triple combination cohorts in the first quarter of 2019.

We have exclusive worldwide commercial rights to PTI-801, PTI-808, and PTI-428, as well as our proprietary combinations. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe and Australia, we intend to independently commercialize our product candidates, including, without limitation, our combination therapy candidates, in those regions. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

In addition to our wholly owned CF programs, in December 2018, we entered into a Technology Transfer and License Agreement, or the Genentech Agreement, with Genentech, Inc., or Genentech. We granted Genentech a worldwide, exclusive license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network. The rights do not include CFTR modulators and are unrelated to our investigational medicines or other ongoing research programs in cystic fibrosis. In connection with the Agreement, we have received an upfront payment and are eligible to receive additional milestone payments in the aggregate of approximately $96.0 million, subject to the achievement of specified development, regulatory and commercial milestones. In addition, Genentech is obligated to pay us tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Agreement.

Strategy

Our mission is to improve the lives of patients who have rare diseases for which there are limited or no available treatments, with an initial focus on CF. To accomplish our objectives, we intend to:

•

Develop our own proprietary combination product candidates, including a triple combination (PTI-801, PTI-808, PTI-428) and a double combination (PTI-801 and PTI-808), to address a broad spectrum of CFTR gene mutations.

We have identified novel correctors and potentiators that, when combined with an amplifier, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del. We have nominated PTI-801, a corrector molecule, and PTI-808, a potentiator molecule, as drug development candidates that, when combined with PTI-428, are active components of our triple combination. All three compounds have active INDs under FDA and we have completed co-administration of our triple combination consisting of PTI-801, PTI-808 and PTI-428 in healthy volunteers. Additionally, PTI-428 has completed a Phase 1 study in healthy volunteers and CF patients, as well as a Phase 2 study in CF patients on Orkambi background therapy. Phase 1 studies in healthy volunteers have been completed for PTI-801 and PTI-808 and exploration of PTI-801 in CF patients on background Orkambi have completed.

o

Triple Combination.  We believe that the treatment paradigm in CF for the vast majority of patients could be based on combination therapies of CFTR modulators. Based on positive results from our PTI-801 program, we initiated dosing of our triple combination in CF patients in the first half of 2018 with preliminary data expected in the first quarter of 2019. More specifically, our proprietary combination studies explore multiple dose levels of PTI-801 and PTI-808 in combination with PTI-428 in CF patients homozygous for F508del not taking Orkambi or Symdeko.  The TDN and CTN have endorsed the protocol for our triple combination and have assigned it a high strategic fit score.

o

Double Combination.  In addition, we have commenced dosing CF patients for a double combination study consisting of PTI-801 and PTI-808 and produced initial data from low- and mid-dose cohorts in the fourth quarter of 2018. Our high-dose doublet cohort will complete in the first quarter of 2019. In vitro data in patient cells showed that the combination of PTI-801 and PTI-808 restored CFTR protein activity to levels beyond those observed in cells from healthy carriers. The TDN has endorsed the protocol for our double combination study.

•

Rapidly advance clinical development of PTI-801 and PTI-428 as potential add-on therapies to existing and possible future standard of care CFTR modulator therapies by conducting additional studies to support a registrational path as add-on options.

In vitro data showed that our proprietary corrector PTI-801 and amplifier PTI-428 synergize with currently available CFTR modulator combinations ivacaftor/lumacaftor and ivacaftor/tezacaftor, approved as Orkambi and Symdeko, respectively, suggesting that they may provide additional therapeutic benefit in CF subjects who take the approved products as their standard of care.

o

PTI-801 as Add-on.  In the first quarter of 2017, we filed an IND for our proprietary corrector, PTI-801, which is now active. In March 2017, we received Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. We completed dosing of subjects in the key SAD and MAD cohorts of the healthy volunteer portion of this study, to assess the safety and PK of PTI-801 and reported initial data on this portion of the study in 2017. We have completed a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi therapy. In June 2018, we reported preliminary data from the first 48 subjects who were dosed with either PTI-801 (100 mg, 200 mg and 400 mg) or placebo. Additional data were reported in October 2018 on total subjects of 56. We have initiated a clinical study with PTI-801 in subjects on background Symdeko therapy and the study results are expected in the first quarter of 2019.

o

PTI-428 as Add-on.  We have shown that PTI-428, combined with ivacaftor and either lumacaftor or tezacaftor, nearly doubles in vitro CFTR protein activity in cells homozygous for F508del compared to a combination of only ivacaftor and either lumacaftor or tezacaftor. We completed the Phase 1 trial in healthy volunteers which included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. In December of 2017, we announced the completion of a Phase 2 study designed to evaluate the efficacy, safety, and tolerability of 50 mg once-a-day PTI-428 over a 28-day treatment period with CF patients on background Orkambi (lumacaftor/ivacaftor); and we initiated a clinical study with PTI-428 in subjects on background Symdeko as planned.  The study results are expected in the first quarter of 2019. In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in homozygous patients for the F508del mutation who are receiving Orkambi as background therapy. Also, in March 2018, the FDA granted Orphan Drug designation for PTI-428.

•

Generate highly selective drug candidates in CF and other diseases caused by dysfunctional protein processing by leveraging our knowledge of small molecules that could help restore protein function and of the proteostasis network.

We are focused on developing drugs based on our unique and comprehensive expertise regarding agents that could help restore protein function, the proteostasis network and its role in protein biosynthesis, folding, trafficking and clearance. We believe that this expertise will enable us to identify and develop drug candidates that are transformative for diseases caused by dysfunctional protein processing. In CF, we are exploiting the mechanism of action of PTI-428 which enhances the yield of High Throughput Screening, or HTS, of small molecule libraries and has enabled the identification of several novel proprietary CFTR modulators. We plan to continue to run HTS campaigns to continue to discover novel drug candidates for diseases caused by dysfunctional protein processing, including diseases where amplifiers can have a clinically meaningful impact.

•	Enter into additional collaborative partnerships to develop and commercialize novel compounds in indications outside of our key strategic areas.

Our recent corporate alliance with Genentech provides for future aggregate milestone payments of up to approximately $96.0 million. We plan to enter into other arrangements that leverage our expertise. Partnership opportunities will be screened and evaluated based on their potential to generate additional value by giving us a stake in the resulting products’ future revenues and to maximize the value of our assets and screening techniques to discover novel drug candidates for use in additional disease indications.

Industry Overview—Cystic Fibrosis

CF is a rare disease that affects an estimated 70,000 to 100,000 diagnosed patients worldwide, with the vast majority of individuals in the United States, Canada, Europe and Australia. CF is the most common fatal inherited disease in Caucasians. The incidence of CF varies across the globe. CF affects one out of 3,500 births in the United States, one out of 2,000 to 3,000 in Europe, and one out of 2,500 in Australia. There is presently no cure for CF. It is a progressive disease caused by a deficiency in CFTR protein activity, resulting in the accumulation of thick mucus in vital organs, particularly the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience, among many other conditions, respiratory infections, chronic lung inflammation, poor absorption of nutrients and, in most cases, progressive respiratory failure. Although the life expectancy of CF patients has improved, the median age of death in the United States in 2017 was only 30 years, with a vast majority of such deaths resulting from respiratory failure. CF patients require lifelong treatment with multiple daily medications, hours of self-care, frequent hospitalizations and lung transplants, which if available, are life-extending but not curative.

Kalydeco, Orkambi and Symdeko/Symkevi, products that contain CFTR modulators, are the only products currently approved to treat the underlying cause of the disease and are available to eligible CF patients in the United States, and certain other geographies where they have received marketing and reimbursement approvals. The three products combined address genotypes present in approximately half of all CF patients, leaving a substantial portion of the global CF patient population without access to disease targeting therapies either due to label exclusion or lack of market access. In 2018, worldwide net product sales of Orkambi and Kalydeco were approximately $3 billion with analysts currently forecasting the cumulative sales of the two drugs to surpass $10 billion by 2025.

Patient advocacy and charitable not-for-profit organizations play an important role in raising disease awareness and advancing research and development of new therapeutic options.  In the United States, the Cystic Fibrosis Foundation, or CFF, a not-for-profit organization with $4.4 billion in cash, cash equivalents and investments (as of December 31, 2017), contributes to clinical development by funding basic research and clinical trials, and granting awards for development of new drug candidates, thereby shaping the drug development landscape.

Cause and Pathophysiology

CF is caused by mutations in the gene that encodes for CFTR protein, which plays a critical role in regulating the viscosity of the mucus layer that lines human organs. CFTR protein forms an ion channel that regulates the flow of ions in and out of the cells of vital organs such as the lungs, pancreas and gastrointestinal tract. We refer to this as ion flow. When CFTR protein expels the ions, osmosis draws water out of the cell and hydrates the cell surface. Through regulation of the location of the ions across the cell membrane, the amount of salts in the fluid both inside and outside the cell remains balanced. In CF patients, the CFTR gene is defective, and as a result, CF patients lack the functional CFTR protein ion channel necessary to regulate ion flow. Altered ion concentration gradient between the inside and the outside of the cell reduces the amount of water molecules outside the cell, causing the accumulation of thick mucus on the epithelial surface as shown in Figure 1.

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

Classes of CFTR Gene Mutations

CF is an autosomal, recessive genetic rare disease caused by mutations in the CFTR gene. A person must have a mutation in both copies of the CFTR gene to be afflicted. If both mutations are the same, the person has a homozygous mutation. If the mutations on both copies of the genes are different from one another, the person has a heterozygous mutation. If someone has a mutation in only one copy of the CFTR gene and the other copy is normal, he or she is a carrier but will not have CF.

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

Current Standard of Care

There presently is no cure for CF. Kalydeco, Orkambi and Symdeko/Symkevi are the only products currently approved to treat the underlying cause of CF. Kalydeco is a potentiator believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time and thereby enhance ion flow. However, Kalydeco is presently approved only for the treatment of CF patients with Gating mutations and R117H Conductance mutations, which impact less than 10% of the CF patient population in the United States and Canada. Although other potentiators may be developed, it is expected that potentiators, when used alone as a monotherapy, would likely address only Gating, Conductance and some Synthesis mutations, impacting only approximately 15% of all CF patients in those regions. Orkambi and Symdeko include correctors believed to improve protein folding and trafficking to enable abnormally folded protein to achieve some level of activity without repairing the actual protein, which works together with the same potentiator in Kalydeco, to enhance overall CFTR protein activity. However, both products are only approved for the treatment of CF patients who are homozygous for F508del, a genotype that represents approximately 45% of the CF patient population in the United States and Europe. In the United States, Symdeko is also approved for 22 specific additional mutations based on in vitro evidence with engineered cell lines and some clinical data. In Europe, Symkevi, the brand name of tezacaftor/ivacaftor combination, has a reduced label in terms of genotypes due to the European Medicines Agency, or EMA, not accepting in vitro evidence with engineered cells to define the product label.

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

Pipeline Approaches to Improving Standard of Care

The current CF drug development pipeline includes several therapeutic approaches aimed at either restoration of CFTR activity or improved symptoms management. One of the most promising approaches includes combinations of complementary CFTR modulators which tackle specific steps in the lifecycle of the mutated protein. The approvals of Orkambi and Symdeko validate the rationale for the combination of CFTR modulators, a corrector and a potentiator.  Two companies are exploring the therapeutic potential of proprietary combinations that involve co-administration of one potentiator and at least one corrector with most advanced studies currently in Phase 3. We believe that disease modifying therapies in CF will shift towards a combination approach which will become the new standard of care.

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

Correlation of CFTR Protein Activity to Clinical Benefit

FEV1: Clinical Measurement of Lung Function

Because CF eventually causes significant loss of lung function, the severity of CF progression is often measured by FEV1 (forced expiratory volume in one second), which is expressed as a percentage of the maximum volume of air that a healthy individual of the same height, sex and race could forcefully exhale from the lungs in one second. Long term FEV1 is considered to be the industry-standard efficacy endpoint in clinical trials of CF product candidates. Rate of decline in FEV1 has been demonstrated to correlate with life expectancy and to be the strongest clinical predictor of mortality.

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

Sweat Chloride: Measurement of CFTR Activity

Cystic fibrosis is a multi-system disease with many clinical manifestations. Reduced CFTR function causes a defect in the sweat ducts of CF patients which leads their sweat to contain higher concentration of chloride. Although, the rate of decline in FEV1 has been demonstrated to correlate with life expectancy and to be the strongest clinical predictor of mortality, it is the sweat test, which measures the amount of chloride in the sweat, that remains the gold standard for diagnosing CF. It is believed that sweat chloride can predict clinical outcomes at the population level, supporting its role as a key outcome measure for clinical trials utilizing corrector and potentiator based mechanisms. Analysis of published clinical data with Kalydeco, a CFTR potentiator, found that short-term changes in the sweat chloride concentration in CF patients show a high likelihood for longer-term improvement in pulmonary function and weight gain.

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

PTI-801, our lead corrector agent, and PTI-808, our lead potentiator agent, are drug development candidates in clinical development as a double combination and, when combined with PTI-428, are active components of our triple combination. We initiated a triple combination study during 2018. We submitted an IND for PTI-801, a corrector molecule, to the FDA in the first quarter of 2017, which is now active, and are in clinical development to study PTI-801 as an add-on to CF patients on background Orkambi or Symdeko. We also submitted an IND for PTI-808, during the second quarter of 2017, which is now active. We have completed a Phase 1 study in healthy volunteers of both PTI-808 and a co-administration of our triple combination agents. We believe that the treatment paradigm in CF for the majority of patients could be based on combination therapies of CFTR modulators as a double combination of our proprietary corrector PTI-801 and potentiator PTI-808 and/or as a triple combination anchored by PTI-428.  We also believe that our PTI-801 corrector and PTI-428 amplifier candidates have the potential to be add-on therapies to existing and possible future standard of care CFTR modulator therapies Orkambi and Symdeko.

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

Using our expertise to screen compounds that are complementary with PTI-428, we are designing and developing correctors and potentiators that are optimized to work more synergistically with our proprietary CFTR modulators than third-party CFTR modulators. In addition to having desirable drug-like properties, the molecules have differentiated features from currently approved modulators such as ivacaftor, lumacaftor and tezacaftor. PTI-801 acts in a complimentary and synergistic way with other correctors, such as lumacaftor, suggesting a binding site.

Furthermore, we have seen in vitro that it prevents ivacaftor induced destabilization of F508del CFTR upon chronic exposure. PTI-808, unlike the currently approved potentiator ivacaftor which requires twice-a-day dosing, is amenable to once-a-day dosing. PTI-428 is an amplifier, a novel CFTR modulator category that has a differentiated mechanism of action.

We are in clinical development with PTI-801, a corrector molecule, and PTI-808, a potentiator molecule, as a double combination as well as triple combination product candidate, when combined with PTI-428. We have initiated a triple combination study in 2018 with results expected in the first quarter of 2019.

We have demonstrated that our triple combination of PTI-801, our novel corrector, and PTI-808, our novel potentiator, together with PTI-428 can achieve mechanistic synergy leading to a full restoration of in vitro CFTR protein activity in patient-derived HBE cells homozygous for F508del. Additionally, the combination of PTI-801 and PTI-808 has demonstrated superior in vitro efficacy compared to the combination of lumacaftor and ivacaftor. We anticipate that these findings, described in Figure 5 below, could potentially translate into a more clinically meaningful benefit to a broader set of mutation classes than those addressed by therapies that are presently approved or known to be under development.

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

Clinical Development Programs

In December 2015, the investigational new drug application, or IND, that we submitted to the U.S. Food and Drug Administration, or FDA, for a Phase 1 clinical trial to evaluate our PTI-428 product candidate became active. We initiated our first Phase 1 clinical trial in CF patients and healthy volunteers in the first half of 2016. The Phase 1 trial in CF patients included single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts. The Phase 1 trial in healthy volunteers included SAD and MAD cohorts to assess the safety, pharmacokinetic and exploratory biomarker results. We reported preliminary safety, pharmacokinetic and exploratory biomarker data from SAD and MAD cohorts in the PTI-428 Phase 1 clinical trial in CF subjects receiving PTI-428 or placebo for seven days in addition to Orkambi as their background, standard of care therapy, as well as a cohort of CF subjects receiving PTI-428 or placebo for seven days who were not taking CFTR modulator-based therapies.

We have completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December of 2017, we announced the results of the study which showed that the addition of PTI-428 to Orkambi demonstrated mean absolute improvements in ppFEV1 of 5.2 percentage points from baseline compared to placebo (p≤0.05), with mean relative improvements of 9.2 percent (p≤0.05). This treatment effect was achieved by Day 14 and sustained through 28 days of dosing.

In CF subjects on Orkambi therapy, it has been shown in two registrational Phase 3 studies that the magnitude of response to Orkambi varied according to patient lung function at screening suggesting that the overall efficacy captured in these studies was mainly driven by the subgroup with baseline ppFEV1 below 70% (+3.3 percentage points) while the changes in the group with FEV1 ≥70% were not statistically significant. A similar analysis was performed in our 28-day study with PTI-428 and it showed an average +6.6 percentage points (p<0.05) increase in absolute ppFEV1 compared to placebo for patients who had lower baseline ppFEV1 value (<70%). The results of the subgroup analysis are consistent with phase 3 data with Orkambi, suggesting that PTI-428 potentially amplifies the Orkambi effect in the responder population.

Additional endpoints in the study included measurement of changes in sweat chloride (secondary endpoint) and CFTR expression in nasal epithelia (exploratory endpoint). In this study, a positive increase in CFTR protein from baseline was observed in PTI-428 treated subjects and the magnitude of change was consistent with the changes in CFTR protein levels observed in an in vitro HBE cell model. In contrast, changes in sweat chloride did not correlate with changes in lung function.

In the 28-day study, PTI-428 was generally well tolerated and lacked clinically meaningful drug-drug interactions with ivacaftor and lumacaftor.   Fourteen of 20 subjects receiving PTI-428 and two of four subjects receiving placebo experienced at least one treatment emergent adverse event. There were no serious adverse events and there were two adverse events that led to study discontinuation. Both cases were thrombocytopenia of mild grade and comparable magnitude and value. One occurred while a subject was on Orkambi only and one in a subject receiving PTI-428 with both subjects resolving spontaneously.

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

In the second half of 2018, we initiated a clinical study with PTI-428 in CF subjects on background Symdeko therapy with initial data expected in the first quarter of 2019.

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

We have completed a 14-day, once-a-day dosing study with PTI-801 in CF subjects on background Orkambi therapy. The study was designed to evaluate the safety, tolerability and PK of PTI-801 in the randomized, double-blind, placebo-controlled design and was conducted in the U.S. and Europe. 49 subjects on background Orkambi were randomized, and 48 had completed 14 days of dosing with PTI-801 at three escalating dose levels, or placebo.  Sweat chloride (SC) and body mass index (BMI) were evaluated as exploratory endpoints; change in ppFEV1 was also evaluated.

Safety and PK results were as expected. At higher doses, PTI-801 demonstrated a statistically significant improvement in SC and BMI in the 14-day treatment period. Overcoming the typical acute drop in FEV1 associated with lumacaftor exposure, an improvement in ppFEV1 was observed across all dose cohorts, although the change was not statistically significant. Two thirds of subjects in all PTI-801 cohorts were above ppFEV1 baseline by the end of the treatment period and approached baseline by the end of the 7-day follow up period. Blood glucose levels were evaluated as part of an ad hoc analysis in subjects with cystic fibrosis-related diabetes (CFRD), a subgroup that made up nearly half of the enrolled subjects. In hyperglycemic CFRD subjects, PTI-801 led to a statistically significant normalization of glucose levels at the three dose levels analyzed.

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

Co-administration of PTI-801, PTI-808 and PTI-428 has been completed in 20 healthy volunteer subjects.  Safety and PK profiles achieved with seven days of once-a-day oral dosing of PTI-801, PTI-808 and PTI-428 indicated these compounds were generally well-tolerated and could potentially be amenable for once a day dosing. No SAEs or AEs leading to discontinuation of treatment were reported.  The PK data demonstrated a lack of clinically meaningful drug-drug interactions.

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

Our ongoing clinical trials are summarized as follows:

Combination studies:

We are conducting Phase 1 combination studies with our proprietary drug candidates PTI-801, PTI-808 and PTI-428, in double and triple combination formats.

•

Double combination:  we have commenced dosing CF subjects homozygous for the F508del mutation in a 14-day double combination study of PTI-801 and PTI-808. Study cohorts are placebo-controlled and are investigating dose escalations of both agents. In October 2018, we reported interim top line data with low- and mid-dose cohorts of PTI-801 and PTI-808 and expect to report data from the high-dose cohort in the first quarter of 2019.

•

Triple combination:  we have commenced dosing of CF subjects homozygous for the F508del mutation in a 21-day study of PTI-801, PTI-808 and PTI-428, consisting of two cohorts with varying doses of PTI-808 and PTI-801 in the second cohort and fixed doses of PTI-428.  This study is placebo-controlled and consists of a seven-day run-in where patients will be dosed solely with PTI-808, followed by a period of 14 days where patients will be taking all three investigational drugs. The first dose cohort has completed enrollment, and the preliminary data from both study cohorts will be reported in the first quarter of 2019.

We have completed 28-day GLP preclinical combination safety studies to support our combination trials.

Add-on therapy:

PTI-801: We have completed a 14-day once-a-day, placebo-controlled, double-blind, dosing study with PTI-801 in CF subjects on background Orkambi therapy. This Phase 1 study is designed to investigate the effect of PTI-801 in escalating doses in multiple cohorts, with primary objectives of safety and tolerability and secondary objectives of PK and FEV1. We are also conducting a 14-day, once-a-day, placebo-controlled, double-blind dosing study with PTI-801 in CF subjects on background Symdeko therapy. This Phase 1 study is designed to investigate the effect of PTI-801 with a single dose level cohort, with the primarily objectives of safety and tolerability and secondary objectives of PK and FEV1, with initial data expected in the first quarter of 2019.

PTI-428: We are conducting a double-blind, 28-day clinical study with PTI-428 in CF subjects on background Symdeko therapy, with initial data expected in early 2019. This study is designed to assess the effect of multiple doses of PTI-428 with primary objectives of safety, tolerability, and secondary objectives of PK and FEV1.

We have also completed a PTI-428 study in a 14-day, once-a-day, placebo controlled, double-blind, dose-range study in patients on background Kalydeco. Preliminary objectives include safety and PK. Preliminary results were reported in December 2018.

Commercialization

We have exclusive worldwide commercial rights to PTI-801, PTI-808 and PTI-428, as well as our proprietary combinations. We plan to pursue regulatory approval for add-on therapies based on PTI-801 and/or PTI-428 in regions where ivacaftor and lumacaftor (and ivacaftor and tezacaftor, as applicable) are commercially available. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement. We will explore partnering opportunities across our product portfolio and in various geographies, with the goal of bringing the resources and expertise to maximize the commercial potential of our drug candidates.

The pricing and reimbursement strategy for therapies will be based on the efficacy and safety profile that will be collected during registrational studies. Pharmacoeconomic models that could support our potential pricing considerations for a CFTR modulator have been widely used in territories where the drug is approved and provide us with validated strategies to be used in future pricing and reimbursement negotiations.

Manufacturing and Supply

We do not own or operate, and presently have no plans to establish, any manufacturing facilities. We presently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We have outsourced the manufacturing of current Good Manufacturing Practice, or cGMP-grade, product for preclinical studies and clinical trials. Our contract manufacturers have had, and we believe that they will have, the capacity to produce adequate quantities of PTI-801, PTI-808 and PTI-428 for both our preclinical studies and our clinical trials. We do not presently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA.

We have entered into manufacturing and supply agreements with three vendors and these activities are ongoing. As of the date of this report, we believe we have access to sufficient amounts of cGMP-certified material for use in our clinical trials.

All of our compounds are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from inexpensive and readily available starting materials that can be supplied by a number of commercial vendors. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost effectively at contract manufacturing facilities.

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

For CF, in addition to regulatory agencies, patient advocacy groups can play a key role in helping access study subjects. In the United States, the TDN has developed a network consisting of 89 CF centers to ensure consistency and high quality of clinical study execution. We believe TDN endorsement is an important factor for CF centers in deciding whether to participate in a CF trial and which trials to prioritize.  In Europe, the CTN, the development arm of the European Cystic Fibrosis Society, acts in a somewhat analogous manner, as a patient advocacy group that reviews and ranks protocols for CF trials. PTI-428 has received the priority score “high medium” by the CTN.  Our triple combination clinical study protocol has received endorsement and a high strategic fit score from the TDN and the CTN. Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation (CFF) and the European CF Society (ECFS), respectively.  The protocol for PTI-801 has also been endorsed by both organizations.

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

In the United States, upon the protocol endorsement, the TDN provides access to 89 accredited care centers with demonstrated expertise in clinical research and supports study participant recruitment and execution of studies.  Since its founding in 1998, the TDN has conducted more than 130 clinical studies for CF, including studies of CFTR modulators. Similarly, in Europe, the CTN provides access for endorsed studies to 43 large and experienced CF centers located in 15 different countries, including the United Kingdom, or the U.K. The TDN and the CTN have established a strong partnership for endorsed studies conducted in both the U.S. and Europe.

In February 2019, we joined the HIT-CF consortium, a pan-European strategic initiative which seeks to validate a personalized therapy approach for CF patients with extremely rare genetic mutations. HIT-CF will collect patient biopsies across ECFS CTN clinical sites from subjects with CF who have rare CFTR mutations and produce organoids for functional assays. Combinations of PTI-801, PTI-808 and PTI-428 are being investigated for their ability to elicit a functional response in vitro in the organoid system and potentially predict clinical outcome in the donors. Based on the functional response, patients may be invited to participate in clinical trials with the investigational drugs to validate the ability of the in vitro response to predict clinical benefit. This project is funded by a €6.7M award from the Horizon 2020 EU funding program.  If translatability of functional in vitro assays is confirmed with clinical benefit, organoids might offer an additional regulatory path towards approval or product label expansion.

For all of our CF programs, we intend to maintain a proactive relationship with the Cystic Fibrosis Foundation, or CFF, and the TDN. We will continue to access patient-derived HBE cells from the Foundation’s database to conduct ongoing preclinical studies. There is a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us which may increase competition for patients to enroll in our clinical trials.

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

A number of companies are seeking to identify and develop drug candidates for the treatment of CF, including Vertex Pharmaceuticals Incorporated, AbbVie Inc., Flatley Discovery Lab, LLC, F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona Pharma plc, Spyrxx Bioscience Inc., Talee Bio and several other companies. Of these, Vertex’s Kalydeco, Orkambi and Symdeko/Symkevi are the only drugs approved to treat an underlying cause of CF, rather than the symptoms.

Intellectual Property

Our owned patent applications relate to our amplifiers, correctors, and CFTR modulators and include patent applications directed to new compositions of matter and to methods of treating CF, including combination therapies with existing CFTR modulators and our own proprietary combinations.

As of December 31, 2018, we own three U.S. patent applications and related foreign patent applications, one Patent Cooperation Treaty patent application, and one pending U.S. provisional patent application family directed to composition of matter, methods of use, and combination therapies relating to PTI-428. If we continue to pursue protection, and if any patents issue based on these applications, we expect such patents, if issued, to expire between 2035 and 2038.

As of December 31, 2018, we own one U.S. patent application, and related foreign patent applications, and one Patent Cooperation Treaty patent application relating to composition of matter, methods of use, and combination therapies relating to new correctors, including PTI-801. If we continue to pursue protection, and if any patents issue based on this application family, we expect such patents to expire between 2036 and 2038.

As of December 31, 2018, we own one U.S. patent application, and related foreign patent applications and one Patent Cooperation Treaty patent application relating to new potentiators, and combination therapies including PTI-808. If we continue to pursue protection, and if any patents issue based on this application, we expect such patents to expire in 2037.

We also own three issued U.S. patents, eight pending U.S. patent applications, four Patent Cooperation Treaty patent applications, all of which generally relate to other compounds and methods for our CF program.  If we continue to pursue protection and if any patents issue based on these applications in the United States and in selected jurisdictions worldwide, we expect such patents, if issued, to expire between 2034 and 2037.

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

Licenses

Genentech

In December 2018, we entered into the Genentech Agreement, whereby we granted Genentech a worldwide, exclusive license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network, which consists of more than 1,000 proteins organized into pathways that can be regulated or targeted by drugs. Genentech is also entitled to sublicense the rights to these small molecule modulators granted in connection with the agreement. The agreement does not include cystic fibrosis transmembrane conductance regulator (CFTR) modulators and is unrelated to our investigational medicines or other ongoing research programs in cystic fibrosis.

In connection with the agreement, we have received an upfront payment and are eligible to receive milestone payments in aggregate of approximately $96.0 million, subject to the achievement of specified development, regulatory and commercial milestones. In addition, Genentech is obligated to pay the Company tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the agreement. The royalty term shall terminate on a product-by-product and country-by-country basis on the latest of (i) the ten-year anniversary of the first commercial sale of such product in such country, and (ii) the expiration of the last-to-expire licensed patent that covers such product in such country.

CFF Agreement

In March 2012, we entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation, Inc., or CFF, pursuant to which we have collaborated to research, develop and commercialize products for the treatment of CF, non-classical CF, and other pulmonary diseases in the United States or in the European Union. Under this agreement, CFF provided financial support and continues to provide consultation and advice and certain research materials and know-how for our research program.

We expect to make milestone payments based on PTI-428, if approved, and may need to make additional payments for our other product candidates in CF, if approved. We have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFF of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFF royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. In the event of a change of control of our company, CFF will receive certain payments, depending on the timing of the change of control and the size of the transaction.

We have the exclusive right to develop, commercialize, market, sell and distribute products worldwide. All joint technology from of the research program is jointly owned by the parties, but we have a license from CFF for all CFF-owned inventions and patents and in the joint inventions and joint patents arising from the collaboration for all purposes. We control and cover the costs of the preparation, prosecution and maintenance and enforcement of all of our patents, CFF-owned patents and joint patents, but CFF is able to use compounds for non-commercial research purposes in the field of treatment of CF, non-classical CF, and other pulmonary diseases.

The agreement will expire when there are no longer any payment obligations, unless terminated earlier. Each party may terminate for an uncured material breach of any material covenants or obligations or if any representation or warranty is materially untrue as of the date made and uncured after 30 days from notice. CFF may also terminate if a case or proceeding under the bankruptcy laws is filed against our company and not dismissed within 60 days, or if we file for insolvency, reorganization, receivership, dissolution or liquidation of our company.

If at any time prior to the first commercial sale, we cease to use commercially reasonable efforts to develop or commercialize any product in the field of treatment of CF, non-classical CF, and other pulmonary diseases, for a continuous period of 180 consecutive days, and fail to present a reasonable plan to resume commercially reasonable efforts, we will grant to CFF an irrevocable, exclusive worldwide interruption license under all of our interest in the research plan technology to exploit such product, and CFF will assume all costs and expenses relating to the prosecution, maintenance and enforcement of all joint patents and patents covering such product. Any third-party license granted by us shall be subject to such interruption license.

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

In December 2017, we terminated the license agreement with Harvard University.  Following the termination, all licenses granted by either party to the other under the agreement terminated. Under the surviving provisions of the license agreement, we would owe future development, clinical and commercialization and sales milestone payments up to $2.4 million upon the achievement of certain milestones. We will also owe low single-digit royalties on sales of commercial products, if any, developed using the licensed technologies for ten years following the first commercial sale. As of December 31, 2018, and 2017, we had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

Terminated Biogen Agreement

In December 2013, we entered into a collaboration and license agreement, or the USP14 agreement, with Biogen, where we agreed to collaborate to research, develop and commercialize licensed products to attack toxic proteins implicated in the development of Alzheimer’s and Parkinson’s diseases. On December 5, 2016, we received notice from Biogen of termination of the USP14 agreement effective in December 2016.  Following the termination, all licenses granted by either party to the other under the USP14 agreement terminated. Additionally, the exclusivity provisions in the USP14 agreement terminated and now each party is free to research, develop and commercialize products that modulate the target (USP14) either by themselves or with third parties, subject to the intellectual property rights of the other party. In connection with the collaboration, we received from Biogen an initial upfront payment and an equity investment, as well as research and development expense reimbursements. Additionally, we also received a milestone payment of $2.0 million for achieving an initial preclinical milestone in July 2014. Following the termination, no future research and development expense reimbursements, milestones or royalties are payable under the USP14 agreement.

Expired Astellas Agreement

In November 2014, we entered into a collaboration and license agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas, to develop cell assays for high throughput screening, and to identify, develop and commercialize drug candidates relating to the unfolded protein response pathway. The agreement automatically terminated in December 2018 at the end of the research term as defined therein. In connection with the collaboration, we received an initial upfront investment and research expense reimbursements from Astellas. In addition, in June 2016, we received a milestone payment upon achievement of a preclinical milestone. Following the expiration of the agreement, no future research and development expense reimbursements, milestones or royalties are receivable under the agreement.

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

The process required before a drug may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice, or GLP, requirements, animal welfare laws and other applicable regulations;

•

submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials, meaning trials in human subjects, may begin in the United States, obtaining similar authorizations in other jurisdictions where clinical research will be conducted and maintaining these authorizations on a continuing basis throughout the time that trials performed and new data collected;

•

performance of adequate and well controlled clinical trials according to Good Clinical Practices, or GCP, requirements to demonstrate whether a proposed drug is safe and effective for its intended use;

•	preparation and submission to the FDA of a new drug application, or NDA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances.  Pursuant to the 21st Century Cures Act, or Cures Act, as amended, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drugs receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

Progress reports related to clinical trials must be submitted at least annually to the FDA and participating institutional review boards, and more frequent safety reports must be submitted to the FDA and to investigators for serious and unexpected suspected adverse events and certain other events. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all; and study protocols may be amended or terminated by either the FDA or the sponsor. For example, the FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an institutional review board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements, including requirements to protect study subjects, or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients.

We estimate that it generally takes 10 to 15 years, or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United States. Several years may be needed to complete each phase of development, including discovery, preclinical studies, Phase 1, 2 or 3 clinical trials, or marketing authorization.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 testing, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. For example, prior to initiating a Phase 3 study, sponsors have the option to submit a request for Special Protocol Assessment, or SPA, to FDA which, if granted provides FDA’s concurrence that the study, if conducted as designed and if successful, could support a regulatory approval for the drug candidate. A plan for pediatric assessment also must be discussed at the end of the Phase 2 meeting. Concurrent with clinical trials, companies usually complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing both the drug substance and finished drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the finished drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway.

Disclosure of Clinical Trial Information

Sponsors (or designated principal investigators) of clinical trials that are applicable clinical trials under the PHSA and the National Institute of Health’s regulation regarding Clinical Trial Registration and Results Information Submission are required to register their trials and disclose certain clinical trial information.  Phase 1 studies are not subject to these requirements.  Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials of unapproved new drugs that are still under development or new uses of approved drugs may be delayed, subject to limitations, until 30 calendar days after the new product or new indication being studied has been approved, or the marketing application has been withdrawn for a specified amount of time.  Where a new indication of a previously approved drug is sought, the submission of results information may also be delayed until 30 calendar days after FDA issues a letter that ends the review cycle for the application but does not approve the drug for the use studied in the clinical trial.  In addition, publication policies of major medical journals mandate certain registration and disclosures as a precondition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

New Drug Application Review and Approval Processes

The cost of preparing and submitting an NDA is substantial. The results of drug candidate development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug candidate, proposed labeling and other relevant information are submitted to the FDA as part of a new drug application, or NDA, requesting approval to market the drug candidate.

Under PDUFA, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2019, the user fee for each NDA requiring clinical data is $2,588,478. PDUFA also imposes an annual prescription drug product program fee of $309,915. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The FDA has authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA submission. The need for a REMS is determined as part of the review of the NDA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases restrictions on distribution. These elements are negotiated as part of the NDA approval, and in some cases may delay the approval date. Once adopted, REMS are subject to periodic assessment and modification.

The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable criteria are not satisfied, including if the manufacturing facilities fail to demonstrate cGMP compliance, or it may require additional preclinical, clinical or other data, such as manufacturing data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA will issue a Complete Response Letter if the agency decides not to approve the NDA in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the Complete Response Letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may resubmit the NDA to address all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing.  If a product receives regulatory approval, the approval may be limited to specific diseases, dosages, or indications for use, which could restrict the commercial value of the product. Further, the FDA may require that certain limitations of use, contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval trials, including Phase 4 clinical trials, to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

In January 2016, we received Fast Track designation from the FDA for the investigation of PTI-428 for the treatment of CF. Additionally, in March 2017 we were granted Fast Track designation from the FDA for the investigation of PTI-801 for the treatment of CF. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the product (either alone or in combination with other drugs) and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fee upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives.   The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review with a goal review time frame of six months versus the standard ten-month review cycle for NDAs. Additionally, a product may be eligible for accelerated approval. Drug candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may qualify for accelerated approval if they demonstrate an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) (i.e., an intermediate endpoint), that is reasonably likely to predict an effect on IMM or other clinical benefit.  As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical studies. Failure to conduct required post-approval trials, or the inability to confirm a clinical benefit during post-marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, the FDA presently requires as a condition for accelerated approval, preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to-date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for their approved indications and in accordance with their approved labels; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to, in some cases, extensive clinical development activities as well as further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections for compliance with cGMPs and other laws. FDA and state inspections may identify compliance issues at manufacturing sites that may disrupt production or distribution or may require substantial resources to correct.

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

From time to time, new legislation is enacted that changes the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. For example, as FDA works to implement its authorities under the 21st Century Cures Act and FDA Reauthorization Act relating to modernization of clinical trial design, endpoints, and incorporation of patient experience data and real-world evidence in new drug development, FDA’s expectations of sponsor drug development activities may change.  In addition, FDA regulations and guidance may be revised or reinterpreted by the agency or reviewing courts in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or regulatory or policy changes will occur or be implemented and what the impact of such changes, if any, may be. Federal budget uncertainties or spending reductions may reduce the capabilities of the FDA, extend the duration of required regulatory reviews, and reduce the availability of clinical research grants.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents, if issued, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60-day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

In the future, we may apply for patent term restoration for some of our presently owned patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

Market exclusivity provisions under the United States Federal Food, Drug, and Cosmetic Act, or FDCA, also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by the FDA either alone or in combination. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the compound responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or noninfringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Information and Exclusivity

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

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

The Orphan Products Grants Program in the FDA’s Office of Orphan Products Development, supports clinical development of products including drugs, biologics, medical devices and medical foods for use in rare diseases and conditions where no therapy exists or where the proposed product will be superior to the existing therapy. This program provides grants for clinical studies on safety and/or effectiveness that will either result in, or substantially contribute to, market approval of these products.

As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in the European Union enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product. The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

In March 2018, the FDA granted Orphan Drug designation for PTI-428.

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Even if the FDA approves NDAs for our drug candidates, sales of our products will depend, in part, on the availability of coverage and reimbursement by third-party payors, such as government health programs, commercial or private insurance, and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an emphasis on cost containment measures in the United States has increased, and we expect it will continue to increase, the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of ACA of greatest importance to the biopharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. The CMS expanded Medicaid rebate liability to the territories of the United States as well. In addition, ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change under the 340B program. It is unclear how this decision could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

•

ACA imposed a requirement on manufacturers of branded drugs and biologic products to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”). However, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, which will shift costs for name brand drugs away from Part D participants back to the manufacturers, which could have a negative effect on our profits in the event any of our products receive FDA approval and CMS reimbursement.

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

Some provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Since January 20, 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provision of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2027. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement could have on our business.

Moreover, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Anti-kickback Laws

U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including CMS, the Department of Justice, and the Office of Inspector General for HHS, and various state agencies. These anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare and biopharmaceutical industry. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. The penalties for violating the anti-kickback laws can be severe. The sanctions include criminal and civil penalties, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the federal anti-kickback laws, and some apply to items and services reimbursable by any payor, including third-party payors.

On January 31, 2019, the HHS and HHS Office of Inspector General, or OIG, proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers, or PBMs, in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

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

Federal Anti-Inducement Law

The anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

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

Federal and State Laws Regarding Privacy of Patient Information

There are numerous federal and state laws protecting the privacy and security of protected health information. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. If we submit any of our approved products for reimbursement from third party payors, we may be deemed to be a covered entity subject to HIPAA. State and foreign laws also govern the privacy and security of health information in some circumstances. Such data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

Since we conduct clinical trials in the European Economic Area, or EEA, we are subject to additional European data privacy laws. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018 and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and recordkeeping.

The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Further, the impact of the impending “Brexit”, (whereby the United Kingdom is planning to leave the EEA in March of 2019), either with or without a "deal" is uncertain and cannot be predicted at this time.

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clinical trial or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our product candidates and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clinical trial or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

Employees

As of February 28, 2019, we employed 48 full-time employees, including 32 in research and development and 16 in general and administrative, and 1 part-time employee in research and development. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Corporate and Available Information

We were incorporated in Delaware on December 13, 2006 under the name Proteoguard, Inc., and subsequently changed our name to Proteostasis Therapeutics, Inc., on September 17, 2007. Our principal executive offices are located at 80 Guest Street, Suite 500, Boston, Massachusetts 02135, and our telephone number is (617) 225-0096. Our website address is www.proteostasis.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information contained in, or that can be accessed through, our website as part of this report.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-801, PTI-808 and PTI-428 for the treatment of CF, as add-ons to existing standard of care therapies and/or as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $59.4 million and $61.8 million for the years ended December 31, 2017 and 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $277.5 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•

continue the clinical development of our lead product candidates, PTI-801, PTI-808 and PTI-428, including, without limitation, as part of our proprietary combination therapy candidates, for the treatment of CF;

•	seek to obtain regulatory approvals for PTI-801, PTI-428, and our proprietary combination therapy candidates, and our other product candidates;
•

seek cooperation and support from third parties, including clinical investigators, industry experts, therapeutic development networks of patient advocacy groups and clinical research organizations, as we enroll patients in our clinical trials;

•

conduct our ongoing clinical trials and prepare for additional clinical trials and potential commercialization of PTI-801, PTI-428, and potential combination therapies, and our other product candidates;

•

scale up contracted manufacturing processes and quantities to conduct our ongoing clinical trials and prepare for additional clinical trials and the commercialization of PTI-801, PTI-428 and potential combination therapies, and our other product candidates for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-801, PTI-808 and PTI-428 and our other product candidates for any indications for which we may receive regulatory approval;
•

establish an infrastructure for the sales, marketing and distribution of PTI-801, PTI-428, potential combination therapies, and our other product candidates for any indications for which we may receive regulatory approval;

•	continue to advance our combination therapies as potential treatments for CF in clinical trials;
•

prepare for Phase 3 trials, including, without limitation, trial design, conducting additional preclinical studies, manufacturing Phase 3 drug substance and drug product, producing Phase 2 data and other necessary work to support commencement of Phase 3 trials;

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate or candidates. Our several development programs are currently focused on demonstrating their respective clinical benefit for CF patients. If either PTI-801 or PTI-428 is approved, it may be approved for co-administration with ivacaftor and lumacaftor (and/or ivacaftor and tezacaftor). We do not anticipate generating revenues from sales of PTI-801, PTI-428 and our proprietary combination therapy candidates, or any other product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•

Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor (and ivacaftor and tezacaftor), the reimbursement of their cost to CF patients by insurers and their overall success in the market;

•

the successful regulatory approval and commercial launch of CFTR modulators other than ivacaftor and lumacaftor (and ivacaftor and tezacaftor) that we desire to test for administration with PTI-801, PTI-428 and/or our other product candidates;

•

obtaining favorable results for and advancing the development of PTI-801, PTI-808, PTI-428 our proprietary combination therapy candidates, and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

•

obtaining regulatory approval in the United States of PTI-801, PTI-428, our proprietary combination therapy candidates, and our other product candidates for CF and equivalent foreign regulatory approvals;

•

launching and commercializing PTI-801, PTI-428, our proprietary combination therapy candidates, and our other product candidates, including building a production infrastructure and a sales force, and collaborating with third parties;

•	achieving broad market acceptance of PTI-801, PTI-428, our proprietary combination therapy candidates, and our other product candidates in the medical community and with third-party payors; and
•

generating and advancing through clinical development, a pipeline of product candidates in addition to PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and next-generation CFTR modulators.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs for PTI-801, PTI-808, PTI-428 our proprietary combination therapy candidates, and our other product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $118.4 million as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that these financial statements are issued. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

In addition, should our operating plan change, we will be required to reassess our operating capital needs and there can be no assurance that we will have the cash resources to fund any changed operating plan or that additional funding will be available on terms acceptable to us, if at all. Changing circumstances including those beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us or we may choose to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds to support our ongoing programs for PTI-801, PTI-808 and PTI-428, our proprietary combination therapy candidates, and other clinical candidates, through regulatory approval and commercialization, or if we need or opt to seek to obtain regulatory approval for PTI-801 and/or PTI-428 for administration with drugs other than ivacaftor and lumacaftor, such as ivacaftor and tezacaftor.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including PTI-801, PTI-808 and PTI-428, and our proprietary combination therapy candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•

significantly delay, scale back or discontinue the research, development or commercialization of our product candidates, including PTI-801, PTI-808 and PTI-428, our proprietary combination therapy candidates, and our other research or preclinical activities;

•

seek corporate partners for PTI-801, PTI-808 and PTI-428, our proprietary combination therapy candidates, or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have three effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million, $100.0 million, and $200.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Leerink Partners LLC (“Leerink”) in March 2018.  As of March 8, 2019, an aggregate of approximately $271.2 million of securities remain available for issuance under the three shelf registration statements, including up to approximately $27.6 million of our common stock that we may offer and sell, from time to time, at our discretion, through Leerink as our sales agent under the at-the-market offering program sales agreement.  To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $252.6 million and $240.1 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $10.0 million and $3.6 million, respectively, which begin to expire in 2027 and 2026, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance against our net deferred tax assets.

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

The failure to maintain our license agreement with Genentech, Inc., or the failure of Genentech, Inc. to perform their obligations under the agreement, could negatively impact our business.

We are currently party to a technology transfer and license agreement with Genentech, Inc. (Genentech), in which we granted Genentech a worldwide, exclusive license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network.  We have limited control over the timing and amount of resources that Genentech will dedicate to this arrangement. In particular, we will not be entitled to receive milestone or royalty payments from Genentech absent further development and eventual commercialization of medicines resulting from this license agreement.

We are subject to a number of other risks associated with our dependence on our license agreement with Genentech, including:

•

Genentech may not comply with applicable regulatory requirements with respect to developing or commercializing products under the license agreement, which could adversely impact development, regulatory approval and eventual commercialization of such products;

•	we and Genentech could disagree as to future development plans and Genentech may delay initiation of clinical trials or stop a future clinical trial;

•

there may be disputes between us and Genentech, including disagreements regarding the terms of the license agreement, that may result in the delay of or failure to achieve development, regulatory and commercial objectives that would result in milestone or royalty payments to us, the delay or termination of any future development or commercialization of licensed products using our technology, and/or costly litigation or arbitration that diverts our management’s attention and resources;

•

Genentech may not provide us with timely and accurate information regarding development progress and activities under the license agreement, which could adversely impact our ability to report progress to others, including our investors, and otherwise plan our own development of our product candidates;

•	Genentech may fail to meet expected timelines, which could result in the delay of or failure to achieve development, regulatory and commercial objectives;
•	business combinations or significant changes in Genentech’s business strategy may adversely affect Genentech’s ability or willingness to perform its obligations under the license agreement;
•

our license partners and potential license partners may not properly maintain or defend our intellectual property rights in their licensed fields or territories or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation; and

•	the royalties we are eligible to receive from Genentech may be reduced or eliminated based upon their and our ability to maintain or defend our intellectual property rights.

This license agreement is subject to early termination, including through Genentech’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another licensee for the technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network, on acceptable terms, or at all, and we may otherwise be unable to pursue continued development on our own for these indications.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

We depend substantially on the success of our lead product candidates, PTI-801, PTI-808 and PTI-428, which are currently in clinical development. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-801, PTI-808 and PTI-428.

We currently have no products on the market, and our most advanced product candidates, PTI-801, PTI-808 and PTI-428, are currently in clinical development.

Our business depends substantially on the successful clinical development, regulatory approval and commercialization of PTI-801, PTI-808 and PTI-428, and they will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-801, PTI-808, and PTI-428 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-801, PTI-808, PTI-428 or any of our other product candidates will be successfully developed or commercialized.

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

Clinical development and commercialization of combination therapies, such as our potential proprietary double and triple combinations, and our PTI-801 and PTI-428 candidates being tested in the clinic with patients taking background standard of care therapies, involve additional complexity and risk, including without limitation, those involving preclinical studies, drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. For example, if we or regulatory bodies identify concerns in preclinical combination toxicology studies, we may need to run additional studies before commencing or continuing clinical development. Combination therapy clinical development may also involve more restrictive inclusion criteria based on the profiles of multiple investigational products, which could delay enrollment. We have limited experience developing and commercializing combination therapies and are competing with industry players with greater resources than us. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, our proposed combination program could be delayed, halted or otherwise fail to receive approval.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Agency requirements that differ from our assumptions or change can result in delays in starting, conducting and finishing clinical trials that are needed before we can apply for the next phase of development and, if successful, marketing approvals. If we are ultimately unable to obtain regulatory approval for PTI-801, PTI-808, PTI-428, our potential combination therapies, or our other product candidates, our business will be substantially harmed.

We are not permitted to market PTI-801, PTI-808, PTI-428, our potential combination therapies, or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

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
•

the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials or the requirements for or adequacy of the information and data needed to support the next phase of development (including, without limitation, Phase 3) for one or more of our product candidates, such as PTI-801, PTI-428 or our combination therapy candidates;

•	the FDA or the EMA may require that we conduct additional clinical trials or cohorts or run cohorts sequentially, all of which could delay our trial completion timelines;
•	the FDA or the EMA may not approve the formulation, labeling or specifications of PTI-801, PTI-808, PTI-428, or our other product candidates;
•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that PTI-801, PTI-808, PTI-428, our potential combination therapies, and/or our other product candidates’ clinical and other benefits outweigh their safety or other risks, including, without limitation, the potential for drug-drug interaction;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market PTI-801, PTI-808, PTI-428, our potential combination therapies, or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

Our lead product candidates, PTI-801 and PTI-428, are designed to be administered with other CF therapies. Developing product candidates for administration with other therapies may lead to unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label. Such other therapies could also be removed from or supplanted in the market and result in significant negative consequences.

We are studying our lead product candidates PTI-801 and PTI-428 in clinical trials as a combination therapy with therapies that are approved and commercially available to the patients we plan to enroll in such clinical trials. We are also exploring proprietary combination therapies consisting of combinations of PTI-801 and PTI-808, as a double combination, and PTI-801, PTI-808 and PTI-428, as a triple combination.  We anticipate that if one or more of our product candidates is approved for marketing, it will be approved to be administered only with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. As these other therapies are not owned by us, we have less access to and information about them than if they were proprietary agents, which limits our understanding of these products. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may be supplanted in the market by newer, safer and/or more efficacious products or combinations of products. For example, we have or are currently testing PTI-801 and PTI-428 in clinical trials where we provide our investigational product to CF patients stable on background therapy of ivacaftor and lumacaftor.  The manufacturer of this background therapy has recently received marketing approval from the FDA to market ivacaftor and tezacaftor as Symdeko®, and is conducting testing of Symdeko’s components together with additional corrector modulators as part of triple combinations, any of which, if approved, could supplant the existing therapy. Symdeko could supplant Orkambi as, or become its own independent, standard of care.  Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-801 and PTI-428 each as a combination therapy administered with ivacaftor and lumacaftor and/or as a combination therapy administered with ivacaftor and tezacaftor, and/or as part of a proprietary combination therapy, in each case regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve these combination therapies and we may be forced to delay or terminate the development of any of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for any of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Currently, some jurisdictions outside of the United States do not provide reimbursement for all or some of the standard of care therapies included in some of our combination therapies. Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including PTI-801, PTI-808 and PTI-428, and our proprietary combination therapy candidates, including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, advance our product candidates in the clinic, submit an NDA (or foreign equivalent) for any of our product candidates for U.S. or foreign marketing approval, derive revenue and continue our business.

Successful completion of the clinical trials for PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect or assume, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Conducting our trials in Europe and other ex-U.S. jurisdictions has and will continue to require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe contributed to a delay in our now completed PTI-428 Phase 2 trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex, including, without limitation, Vertex’s Phase 3 triple combination studies with CF patients on Symdeko therapy taking an additional Vertex investigational corrector, and other companies with greater resources and experience than us.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

•

unfavorable review of or a decision to defer sanctioning or not to sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; while the TDN approved and favorably ranked our triple combination (for PTI-801, PTI-808 and PTI-428), double combination (for PTI-801 and PTI-808), PTI-801 protocols as well as our PTI-801 and PTI-428 trials in patients on background Symdeko, we cannot assure you that it will sanction any of our other trials; the CTN has approved and favorably ranked the protocols for our PTI-801, PTI-428 and triple combination trials and we are actively working to continue to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful

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

We expanded our clinical trial protocols for PTI-801, PTI-808 and PTI-428 to include CF patients. These expansions required protocol amendments to our INDs that are in effect with the FDA and other regulatory authorities, which are subject to comments from the FDA and regulatory authorities where the study is being conducted. We are required to receive IRB and Ethics Committee, or EC, approval for these amended protocols but there is no guarantee that IRBs and ECs of our existing and prospective clinical trial sites will approve these expansions. Any failure or delay in obtaining necessary permissions from the relevant IRBs and ECs to expand our trials may delay their completion and our overall development plan.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended, placed on clinical hold or terminated by us, the FDA, other regulatory authorities or the IRBs/ECs at the sites where the IRBs/ECs are overseeing a clinical trial, or a data safety monitoring board, or DSMB, may recommend that the sponsor suspend or terminate a trial, due to a number of factors, including, among others:

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

Positive results from preclinical or in vitro and in vivo testing of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, or our other candidates are not necessarily predictive of the results of our ongoing and future clinical trials of these candidates. If we cannot achieve positive results in our clinical trials for PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, or our other candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, or our other candidates.

Positive results from our preclinical testing of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans (including, without limitation, as part of any predicted correlation between in vitro CFTR protein activity as measured by an Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials). Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we, or the third parties whose drug candidates we expect to be co-administered with PTI-801 and PTI-428, may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for PTI-428 in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of one or more of our product candidates, the development timeline and regulatory approval and commercialization prospects for those product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks could also impair our ability to successfully commence, progress or complete studies of our proprietary combination therapy candidates.

Even if we obtain positive clinical results for PTI-801 or PTI-428 or our proprietary combination therapy candidates in early-stage clinical trials (including, without limitation, those involving a relatively short duration in a small number of subjects, with the publication of interim, initial, preliminary or final results), those positive results may not be repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of our product candidates, including PTI-801, PTI-428, and any proprietary combination therapy candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of PTI-801 and PTI-428 and any proprietary combination therapy candidates in the United States. Similar requirements apply in the European Union and other foreign jurisdictions. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary, initial or interim results of a clinical trial do not necessarily predict final results. Our current CF trials involve relatively short duration in a small number of patients, resulting in limited data sets. From time to time, we may publish or report interim, initial or preliminary data from our clinical trials. Interim, initial or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, initial or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data. We may also experience delays in analyzing or an inability to analyze samples, including, without limitation, biomarker data, due to insufficient sample size, errors in collection procedures at one or more sites, or other factors. As a result, interim, initial or preliminary data should be viewed with caution until the final data are available.

Negative or inconclusive results of our clinical trials of PTI-801 or PTI-428, any proprietary combination therapy candidates, or any other clinical trials we conduct, could mandate repeated or additional clinical studies. We do not know whether our clinical trials of any product candidate will demonstrate adequate efficacy and safety to result in regulatory approval to market such product candidate. Even if early-stage clinical results are favorable, if later-stage clinical trials (including, without limitation, those for longer duration with greater numbers of patients) do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including PTI-801 and PTI-428, and any proprietary combination therapy candidates, may be adversely impacted.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of PTI-801, PTI-428, our proprietary combination therapy candidates, or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of PTI-428 we observed reduced platelet counts in the animals we tested following administration at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.  Even if approved for marketing, our product candidates could face label restrictions based on the above factors or others.

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

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from PTI-801, PTI-428, our proprietary combination therapy candidates or any of our other product candidates.

We cannot commercialize our product candidates, including PTI-801, PTI-428, and our proprietary combination therapy candidates, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for PTI-801, PTI-428, proprietary combination therapy candidates, or our other product candidates at all. Additional delays may result if PTI-801, PTI-428, proprietary combination therapy candidates, or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including PTI-801, PTI-428, and proprietary combination therapy candidates.

Even if we obtain regulatory approval for PTI-801, PTI-428, our proprietary combination therapy candidates and/or our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including PTI-801 and PTI-428 and our proprietary combination therapy candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, including Phase 4 clinical trials. For example, the labeling, if approved for our product candidates, including PTI-801 and PTI-428 and our proprietary combination therapy candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

PTI-801, PTI-428, our proprietary combination therapy candidates and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications described in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize PTI-801, PTI-428, our proprietary combination therapy candidates and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for PTI-801, PTI-428, our proprietary combination therapy candidates or any of our other product candidates in the United States, we may never obtain approval for or commercialize PTI-801, PTI-428, our proprietary combination therapy candidates or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

We rely on clinical research organizations, clinical data management organizations and consultants, collectively referred to as CROs, to design, conduct, supervise and monitor preclinical and clinical studies of our product candidates and plan to do the same for our ongoing and future clinical trials for PTI-801, PTI-808, PTI-428, proprietary combination therapy candidates and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites, as well as third party contractors. If we or any of our CROs fail to comply with applicable requirements, or the CRO does not perform its contractually required obligations (or makes errors or mistakes), the clinical data, including, without limitation, biomarker data, generated in our clinical trials may not be collected or may be collected but be deemed unreliable, and the FDA, the EMA or other comparable foreign regulatory authorities may require us (or we may choose ourselves) to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to delay or repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

We rely on third-party manufacturers and suppliers and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of PTI-801, PTI-808, PTI-428 and any future product candidates. These third parties may not perform as contractually required or expected and issues may arise that could delay the commencement or completion of clinical trials.

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

The manufacturing process for a product candidate is subject to FDA, EMA and other foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, our regulatory filings may be delayed, our preclinical studies or clinical trials may be delayed or suspended, and we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist; even if it exists, it may be cost-prohibitive and time-prohibitive to engage in technology transfer to switch vendors for drug substance and/or product candidate manufacturing. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our drug substance and/or product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.  Drug formulation is an inherently uncertain process with numerous steps, some of which may need to be repeated, to ensure quality, accuracy and yield; unexpected variances may occur, which could delay our manufacturing efforts and delay commencement or completion of preclinical studies and/or clinical trials.

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

Risks Relating to Commercialization of Our Product Candidates

The commercial success of PTI-801, PTI-428, any proprietary combination therapy candidates and our other product candidates will depend upon the acceptance of those products, if approved, by the medical community, including physicians, patients and health care payors.

Even if PTI-801, PTI-428, any proprietary combination therapy candidates or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including PTI-801 and PTI-428 and any proprietary combination therapy candidates, will depend on a number of factors, including:

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

If any of our product candidates, including PTI-801 and PTI-428 and any proprietary combination therapy candidates, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-801, PTI-428, our proprietary combination therapy candidates or our other product candidates for CF. Further, it is possible that we may advance our clinical trials only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-801, PTI-428, proprietary combination therapy candidates or our other product candidates are approved for marketing, they may have limited sales due to particularly intense competition in the CF market.

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

Although PTI-801 and PTI-428 are being developed as individual therapies to be administered with ivacaftor and lumacaftor, Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-801 and PTI-428. Changes in standard of care or use patterns could also make our combination therapy obsolete. For example, Vertex has developed tezacaftor and ivacaftor as a combination therapy on its own and was recently granted marketing approval for this combination under the name Symdeko.  While we are conducting studies of PTI-801 and PTI-428, each to be administered with ivacaftor and tezacaftor, Vertex is also in clinical development and is in Phase 3 for several combinations of ivacaftor and tezacaftor as part of potential triple combination therapies that add an additional Vertex corrector to that combination. If PTI-801 or PTI-428 is approved for marketing as a combination therapy to be administered with ivacaftor and lumacaftor but use of another therapy becomes more prevalent than ivacaftor and lumacaftor, the availability of ivacaftor and lumacaftor may be limited, sales of PTI-801 or PTI-428 could be negatively impacted and our financial results and stock price would be adversely affected.  Additionally, if one or more of Vertex’s triple combinations is approved for marketing and becomes prevalent, the availability of ivacaftor and tezacaftor alone may be limited, sales of our products, if approved, could be negatively impacted and our financial results and stock price would be adversely affected.

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

Payor approval and reimbursement may not be available for PTI-801, PTI-428, any proprietary combination therapy candidates and our other product candidates, or third party therapies taken with our drugs, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of PTI-801 or PTI-428, any proprietary combination therapy candidates, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.

Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Reimbursement levels may be impacted by factors including, without limitation, the perceived safety and efficacy of our products relative to the cost (and relative to the perceived safety and efficacy and cost for available competitive products), the views of independent research organizations on drug pricing and the political climate, many of which factors we cannot control.  Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-801, PTI-428, any proprietary combination therapy candidates, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including PTI-801 and PTI-428 or any proprietary combination therapy candidates. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of PTI-801, PTI-428, any proprietary combination therapy candidates, and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including PTI-801 and PTI-428 and any proprietary combination therapy candidates, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-801, PTI-808, PTI-428 and our combination therapies, or our technologies, and many of our patent applications related to our CF program are in the earliest stages, including several provisional patent applications, although we do have three (3) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For PTI-801, PTI-808 and PTI-428, all of the statutory deadlines have passed.  For certain patent applications related to our CFTR modulators, their use, and related technology, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for these product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

Risks Relating to Our Common Stock

Our stock price will likely continue to be volatile and an active, liquid and orderly trading market may not develop for our common stock. As a result, you may not be able to resell your shares at or above your purchase price.

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
•

performance of third parties on whom we rely to conduct preclinical studies, manage our clinical trials, and manufacture our products, product components and product candidates, including their ability to comply with regulatory requirements;

•	the success of, and fluctuation in, the sales of our product candidates, if approved;
•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;

•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	changes in expectations as to our future preclinical or clinical results or prospects, including those of securities analysts and investors;
•	our announcement of significant licensing or collaboration arrangements, or the termination of such arrangements;
•	our announcement of significant contracts, acquisitions, or capital commitments;
•	announcements by our competitors of competing products, clinical data, or other initiatives, including, without limitation, those that lead to the development of a new standard of care;
•	announcements by third parties of significant claims or proceedings against us;
•	regulatory and reimbursement developments in the United States and abroad;
•	future sales of our common stock or debt securities;
•	additions or departures of key personnel; and
•	general domestic and international economic conditions unrelated to our performance.

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

As a public company, we are incurring and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Dodd-Frank Act and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and The NASDAQ Stock Market, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costlier. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a continued increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our office and laboratory space, which consists of approximately 30,000 square feet of laboratory and office space located in Boston, Massachusetts. This lease commencement date was April 15, 2018. Prior to our Boston headquarters lease, we leased office and laboratory space in Cambridge, Massachusetts. This lease expired in May 2018.

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

Stockholders

As of February 28, 2019, there were 20 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, or the “Annual Report.” In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. We focus on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR protein. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. We currently have investigational agents representative of all three classes of CFTR modulators in clinical development and include PTI-801 a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. Additionally, we are pursuing proprietary dual combination of PTI-801 and PTI-808, and triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. We believe that both PTI-801 and PTI-428 have potential as add-on therapy to current and future standard-of-care CFTR modulator treatments. We are developing and, if approved, intend to commercialize our own therapies, including combination and add-on therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

Since our inception in 2006, we have devoted substantially all our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from our initial public offering in February 2016, proceeds from our follow-on public offerings, and payments received in connection with collaboration agreements and a research grant, as well as funds from the sale of stock under the at-the-market offering program described below.

In the fourth quarter of 2018, we completed a follow-on public offering whereby we sold 12,650,000 shares of common stock at a price of $6.75 per share, which included 1,650,000 shares issued pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock. We received net proceeds of approximately $80.1 million, after deducting underwriting discounts and commissions and other offering expenses.

In March 2018, we entered into a sales agreement with Leerink Partners LLC, or Leerink, with respect to an at-the-market, or ATM, offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $50.0 million. Leerink is not required to sell any specific amount but acts as our sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices.  Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Leerink up to 3% of the gross proceeds from any common stock sold under the sales agreement.  As of December 31, 2018, we have sold an aggregate of 3,475,166 shares of our common stock for total net proceeds of approximately $21.6 million and $27.6 million of common stock remains available for sale pursuant to the ATM program.

In December 2017, we completed a follow-on public offering whereby we sold 9,200,000 shares of our common stock at a price to the public of $5.00 per share, which included 1,200,000 shares issued pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock.  We received net proceeds of $42.9 million, after deducting underwriting discounts and commissions and other offering expenses.

Since our inception, we have incurred significant operating losses. Our net losses were $61.8 million and $59.4 million for the years ended December 31, 2018 and 2017. As of December 31, 2018, we had an accumulated deficit of $277.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand our Phase 2 studies and/or advance our add-on and proprietary combination therapy candidates, PTI-801, PTI-808, and PTI-428, into Phase 3 clinical trials;
•	seek regulatory approval for our product candidates;

•	seek support and approval from our collaboration partners, the TDN, the CTN, and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts; and
•	advance the research and development efforts of our CF and other product candidates, including, without limitation, back-up compounds;
•

scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval.

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

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $118.4 million. We believe that our existing cash, cash equivalents, and short-term investments are sufficient to fund our projected operating expenses and capital requirements for at least the next 12 months. We expect that our research and development and general and administrative expense will continue to increase. As a result, we will need additional capital to fund our operations. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.  See “Liquidity and Capital Resources.”

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All our revenue for the years ended December 31, 2018 and 2017 has been derived from our agreement with Astellas.

We adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, on January 1, 2018. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates and include:

•	employee-related expenses, including salaries and related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•

expenses incurred in connection with the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs and contract manufacturing organizations, or CMOs;

•	costs of research services incurred in connection with our collaboration agreements;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies; and
•	payments made under third-party licensing agreements.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CROs, and CMOs in connection with our clinical trials and preclinical development activities. We do not allocate employee costs, costs associated with our platform technology and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources to manage our preclinical development activities and perform data analysis for such activities. These employees work across multiple development programs and, therefore, we do not track employee and other shared costs by program.

The table below summarizes our research and development expenses incurred by development program:

	Years Ended December 31,
	2018	2017
	(in thousands)
CF	$32,660	$32,681
UPR	1,477	1,602
Unallocated expenses	16,175	19,371
Total research and development expenses	$50,312	$53,654

We expect that our expenses will increase substantially in connection with our ongoing clinical trials, preclinical development, and commercialization activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-801, PTI-808, or PTI-428, or our proprietary combination therapies for the treatment of CF or the cost associated with the development of any of our other product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, travel, and stock-based compensation for personnel in executive, finance and administrative functions. General and administrative expenses also include facilities, which include direct and allocated expenses for rent and maintenance of facilities, depreciation, insurance and supplies as well as professional fees for legal, consulting, accounting and audit services.

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

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Other Income (Expense), Net

Other income (expense), net, primarily consists of the amortization of premium on our short-term investments and also includes the gains or losses associated with the change in the fair value of our derivative liability related to a cash settlement option associated with the change of control provision in our CFF collaboration agreement. We remeasure the fair value of our derivative liability at each reporting period and record the change in the fair value in other income (expense), net.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. The legislation resulted in significant changes to the U.S. corporate income tax system, including reducing the U.S. corporate tax rate from a top marginal rate of 35% down to a flat rate of 21%

effective for tax years beginning after December 31, 2017, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. As a result of the enacted tax law, in 2017 we revalued the deferred tax assets and liabilities at the new rate. The revaluation resulted in a reduction in deferred tax assets of $24.0 million with a corresponding reduction in the valuation allowance. Therefore, there was no net effect on the 2017 tax provision affecting our statement of operations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $252.6 million and $240.1 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $10.0 million and $3.6 million, respectively, which begin to expire in 2027 and 2026, respectively.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC Topic 606 Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We enter into licensing agreements which are within the scope of ASC 606, under which we may exclusively license rights to research, develop, manufacture and commercialize our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: nonrefundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of the transaction price between multiple performance obligations.

For a complete discussion of our accounting policy for revenue recognition, see Note 2, “Summary of Significant Accounting Policies,” included in the notes to our financial statements appearing at the end of this Annual Report.

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

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is usually the vesting period of the respective award. Generally, we issue stock option awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We measure stock-based awards granted to nonemployees based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered until completed. At the end of each financial reporting period prior to completion of the service, we remeasure the fair value of these awards using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model. We do not recognize compensation expense for awards with performance-based vesting conditions granted to nonemployees for which satisfaction of the performance conditions is not solely within the control of the holder until the performance conditions have been met.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Prior to our February 11, 2016 initial public offering, we were a private company and lacked company-specific historical and implied volatility information. Accordingly, we estimate our expected volatility based on the historical volatility of a publicly traded group of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our publicly traded stock price. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of our options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We account for forfeitures as they occur.

Valuation of Derivative Liability

We identified an embedded derivative resulting from the cash settlement option associated with the change of control provision in our CFF collaboration agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. We initially recorded this derivative at fair value and have classified it as a liability.  At the end of each reporting period, we remeasure its fair value and gains and losses arising from changes in fair value are recorded as a component of other income (expense), net, in the statement of operations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering in February 2016 or until we no longer meet the other requirements for being an “emerging growth company,” whichever occurs first.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase
	2018	2017	(Decrease)
Revenue	$2,840	$5,341	$(2,501)
Operating expenses:
Research and development	50,312	53,654	(3,342)
General and administrative	15,710	11,660	4,050
Total operating expenses	66,022	65,314	708
Loss from operations	(63,182)	(59,973)	3,209
Interest income	872	641	231
Other income (expense), net	478	(100)	578
Net loss	$(61,832)	$(59,432)	$2,400

Revenue

Revenue was $2.8 million for the year ended December 31, 2018, compared to $5.3 million for the year ended December 31, 2017, all of which was derived from our collaboration agreement with Astellas. The decrease of $2.5 million is primarily the result of the adoption of ASC 606 on January 1, 2018 of $1.1 million and completion of all of our performance obligations under the Astellas agreement during the third quarter of 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase
	2018	2017	(Decrease)
Direct research and development by program:
CF	$32,660	$32,681	$(21)
UPR	1,477	1,602	(125)
Unallocated expenses:
Employee-related	10,065	12,708	(2,643)
Facility related	2,397	2,954	(557)
Other	3,713	3,709	4
Total research and development expenses	$50,312	$53,654	$(3,342)

Research and development expenses were $50.3 million for the year ended December 31, 2018, compared to $53.6 million for the year ended December 31, 2017. The decrease of $3.3 million was primarily due to a decrease in employee-related expenses of $2.6 million resulting from a decrease in the headcount of research and development employees from 2017 to 2018. Additionally, facility related expenses decreased by $0.6 million due the decreased headcount, which resulted in a reduction in the allocation of facility expenses to research and development.

General and Administrative Expenses

General and administrative expenses were $15.7 million for the year ended December 31, 2018 compared to $11.7 million for the year ended December 31, 2017. The increase of $4.0 million was related to an increase in employee-related expenses of $1.9 million, an increase in professional fees of $1.4 million, and an increase in facility costs of $0.8 million due to increasing complexity of our operations as a public company with multiple clinical programs.

Interest Income

We recorded $0.9 million of interest income for the year ended December 31, 2018, compared to $0.6 million of interest income for the year ended December 31, 2017. The increase of $0.3 million was due to an increase in interest earned on cash equivalents and short-term investments held during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to an increase in invested cash.

Other Income (Expense), Net

We recorded $0.5 million of other income for the year ended December 31, 2018, as compared to other expense of $0.1 million for the year ended December 31, 2017. The increase of $0.6 million in other income (expense) is primarily due to net accretion of discounts on short-term securities in 2018 compared to net amortization of premiums on marketable securities in 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development; and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offerings, the sale of preferred stock, the issuance of convertible promissory notes and, payments received in connection with collaboration agreements and a research grant, as well as sales of our common of stock under our ATM offering program.

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $118.4 million. As of December 31, 2018, we had an accumulated deficit of $277.5 million. During the year ended December 31, 2018, we incurred a loss of $61.8 million and used $58.8 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of December 31, 2018 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, for at least the next 12 months. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Years Ended December 31,
	2018	2017
Cash used in operating activities	$(58,844)	$(52,395)
Cash provided by (used in) investing activities	(44,805)	21,883
Cash provided by financing activities	101,613	43,279
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,036)	$12,767

Operating Activities

During the year ended December 31, 2018, we used $58.8 million of cash for operating activities, primarily resulting from our net loss of $61.8 million, $2.8 million from changes in our operating assets and liabilities, and partially offset by non-cash charges of $5.8 million. Changes in operating assets and liabilities were primarily related to an increase of $1.1 million in prepaids and other current assets, a decrease of $1.3 million in operating lease liabilities, a decrease of $0.2 million in accrued expenses, and a decrease of $0.2 million in accounts payable.

During the year ended December 31, 2017, we used $52.4 million of cash for operating activities, primarily resulting from our net loss of $59.4 million, partially offset by non-cash charges of $5.2 million and changes in our operating assets and liabilities of $1.8 million. Changes in operating assets and liabilities were primarily related to a decrease of $2.7 million in prepaids and other current assets, a decrease of $1.8 million in deferred revenue, an increase of $1.5 million in accrued expenses, and a decrease of $1.3 million in operating lease liabilities.

Investing Activities

During the year ended December 31, 2018, cash used for investing activities totaled $44.8 million, consisting of purchases of our short-term investments of $111.2 million and purchases of property and equipment of $0.4 million, partially offset by proceeds received from maturities of short-term investments of $66.8 million.

During the year ended December 31, 2017, cash provided by investing activities totaled $21.9 million, consisting of proceeds received from maturities of our short-term investments of $83.2 million, partially offset by purchases of short-term investments of $61.2 million and purchases of property and equipment of $0.1 million.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $101.6 million, primarily resulting from $80.3 million of net proceeds from issuance of common stock in connection with the completion of a follow-on public offering and $21.7 million of net proceeds from the issuance of common stock related to our at-the-market offering program.

During the year ended December 31, 2017, net cash provided by financing activities was $43.3 million, primarily resulting from $43.2 million of net proceeds from issuance of common stock in connection with the completion of a follow-on public offering.

Operating Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company.

Our expenses will also increase as we:

•	continue to pursue the clinical development of our most advanced product candidates, including PTI-801, PTI-808 and PTI-428, as well as our combination therapies;
•	seek support and approval from our collaboration partners, the TDN and other interested parties;
•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval;

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

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least 12 months from the date that these financial statements are issued. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support our operating and capital needs. In the event sufficient funds are not available, we may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.

Commitments

Under various agreements, we will be required to make milestone payments and pay royalties and other amounts to third parties.

Under a license agreement with Presidents and Fellows of Harvard College, or Harvard, which we terminated in December 2017, we had agreed to make future milestone payments under the surviving provisions of the Harvard license agreement of up to $2.4 million upon achieving specified development and clinical and commercialization milestones. We have also agreed under surviving contractual provisions to pay Harvard tiered royalties, at rates in the low single-digit percentages, on annual net sales of each developed product utilizing any technologies developed under this agreement for ten years following the first sale of a commercial product. As of December 31, 2018, we had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

Under the CFF agreement, we have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFF of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFF royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. All services required by us under the CFF agreement had been completed by December 31, 2014. As of December 31, 2018, we had not developed a commercial product in connection with this collaboration, and we had not sold, licensed or transferred rights in the technology resulting from this collaboration to a third party.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Interim Vice President of Finance, who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Election of a Director

On March 6, 2019, the Board of Directors (the “Board”) elected David Arkowitz as a Class II director whose term will expire at the Company’s 2020 annual meeting of shareholders, effective immediately.

For his service on the Board, Mr. Arkowitz will receive compensation as a non-employee director in accordance with the Company’s non-employee director compensation practices described under the “Director Compensation” section of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 15, 2018.

There are no arrangements or understandings between Mr. Arkowitz and any other persons pursuant to which Mr. Arkowitz was named as a director. Mr. Arkowitz is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with his election to the Board, Mr. Arkowitz will execute the Company’s standard form of indemnification agreement for directors.

Mr. Arkowitz, age 57, has served as the chief financial officer of Flexion Therapeutics, Inc. (NASDAQ: FLXN) since May 2018.  From September 2013 to May 2018, Mr. Arkowitz served as Chief Operating Officer and Chief Financial Officer at Visterra, (acquired by Otsuka Pharmaceutical Co.,) where he led the finance, business development, corporate planning and other functions. Mr. Arkowitz was Chief Financial Officer and General Manager at Mascoma Corporation from June 2011 to September 2013. Previously, Mr. Arkowith served as Chief Financial Officer and Chief Business Officer at AMAG Pharmaceuticals (NASDAQ: AMAG), and Chief Financial Officer of Idenix Pharmaceuticals (acquired by Merck & Co., Inc. (NYSE: MRK). Prior to Idenix, Mr. Arkowitz spent more than 13 years at Merck & Co., Inc. where he held roles of increasing responsibility, including Vice President and Controller of the U.S. Human Health division and Controller of the Global Research and Development division, and Chief Financial Officer of the Canadian subsidiary. Mr. Arkowitz serves on the board of directors and as chair of the audit committee of Spring Bank Pharmaceuticals (NASDAQ: SBPH). Mr. Arkowitz has a BA in Mathematics from Brandeis University and an MBA in Finance from Columbia University Business School.

Appointment of Officer

On March 6, 2019, the Board appointed Sandra Zimmerman, who is currently serving as our interim Vice President of Finance and Principal Financial Officer, as Principal Accounting Officer, effective immediately.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Exhibit List

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	S-3	333-228529	3.1	November 23, 2018

3.2	Second Amended and Restated By-laws of the Registrant	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Registrant	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

4.4	Form of Senior Indenture	S-3	333-228529	4.6	November 23, 2018

4.5	Form of Subordinated Indenture	S-3	333-228529	4.7	November 23, 2018

10.1†	Research, Development and Commercialization Agreement by and between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated March 20, 2012, as amended on May 6, 2013, and January 1, 2014	S-1	333-208735	10.1	December 23, 2015

10.3#	2008 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-208735	10.5	December 23, 2015

10.4#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-208735	10.6	February 1, 2016

10.5	Lease by and between the Registrant and Are-Tech Square, LLC, dated March 31, 2009, as amended on April 16, 2009, March 9, 2011, and June 25, 2014	S-1	333-208735	10.7	December 23, 2015

10.6	Form of Indemnification Agreement, between the Registrant and its officers and directors	S-1	333-208735	10.8	December 23, 2015

10.7#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-208735	10.10	February 1, 2016

10.8#	Form of Offer Letter by and between the Registrant and the executive officers of the Registrant	S-1/A	333-208735	10.11	February 1, 2016

10.12#	2016 Employee Stock Purchase Plan	S-1/A	333-208735	10.15	February 1, 2016

10.13#	Non-Employee Director Compensation Policy	10-K	001-37695	10.13	March 14, 2018

10.14	Amendment No. 4 to Collaboration and License Agreement by and between Registrant and Astellas Pharma, Inc., dated as of May 23, 2016 (effective as of January 31, 2016)	8-K	001-37695	10.1	May 27, 2016

10.15#	Consulting Agreement, by and between the Registrant and Stelios Papadopoulos, dated as of May 25, 2016	8-K	001-37695	10.2	May 27, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date
10.16	Amendment No. 5 to Collaboration and License Agreement by and between the Registrant and Astellas Pharma, Inc., dated as of July 31, 2016	10-Q	001-37695	10.9	August 15, 2016

10.17#	Amended and Restated Employment Agreement, by and between the Registrant and Meenu Chhabra, dated October 21, 2016	10-Q	001-37695	10.2	November 10, 2016

10.18#	Amended and Restated Employment Agreement, by and between the Registrant and Po-Shun Lee, dated October 21, 2016	10-Q	001-37695	10.3	November 10, 2016

10.19#	Employment Agreement between the Company and Helen Boudreau, dated as of July 25, 2017	8-K	001-37695	10.1	July 31, 2017

10.20	Lease Between the Company, as Tenant, and Ice Box, LLC, as Landlord, dated as of September 19, 2017.	10-Q	001-37695	10.2	November 14, 2017

10.21#	Employment Agreement between the Company and Benito Munoz, dated as of October 17, 2016	10-K	001-37695	10.21	March 14, 2018

10.22#	Sales Agreement by and between the Company and Leerink Partners LLC, dated March 23, 2018	10-Q	001-37695	10.2	May 9, 2018

10.23	Fourth Amendment to Lease by and between ARE-Tech Square, LLC and the Company, dated April 13, 2018	10-Q	001-37695	10.3	August 8, 2018

10.24	First Amendment to Lease by and between Ice Box, LLC and the Company	10-Q	001-37695	10.2	August 8, 2018

10.25#	Consulting Agreement by and between the Company and Danforth Advisors, LLC, dated May 7, 2018	10-Q	001-37695	10.4	August 8, 2018

10.26#	Offer Letter by and between the Company and Sandra Zimmerman, dated August 3, 2018	10-Q	001-37695	10.5	August 8, 2018

10.27#	Employment Agreement between the Company and Marija Zecevic, dated as of March 8, 2017				Filed herewith

10.28#	Employment Agreement between the Company and Sheila Wilson, dated as of May 18, 2017				Filed herewith

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date
10.29# †	Technology Transfer and License Agreement between the Company and Genentech, Inc., dated December 13, 2018				Filed herewith

10.30	Assignment and Release Agreement between the Company and Cystic Fibrosis Foundation, dated December 19, 2018				Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent register public accounting firm				Filed herewith

24.1	Power of Attorney (included on signature page)				Furnished herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document				Filed herewith

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: March 8, 2019	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Meenu Chhabra and Sandra Zimmerman, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney in fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys in fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Meenu Chhabra	President and Chief Executive Officer	March 8, 2019
Meenu Chhabra	(Principal Executive Officer)

/s/ Sandra Zimmerman	Interim Vice President of Finance	March 8, 2019
Sandra Zimmerman	(Principal Financial and Accounting Officer)

/s/ M. James Barrett	Chairman of the Board of Directors	March 8, 2019
M. James Barrett, Ph.D.

/s/ Franklin M. Berger	Director	March 8, 2019
Franklin M. Berger, CFA

/s/ Jeffery W. Kelly	Director	March 8, 2019
Jeffery W. Kelly, Ph.D.

/s/ Kim C. Drapkin	Director	March 8, 2019
Kim C. Drapkin
/s/ Emmanuel Dulac	Director	March 8, 2019
Emmanuel Dulac
/s/ David Arkowitz	Director	March 8, 2019
David Arkowitz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Proteostasis Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Proteostasis Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for leases in 2018.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 8, 2019

We have served as the Company's auditor since 2010.

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,810	$29,724
Short-term investments	89,569	44,738
Restricted cash	—	294
Prepaids and other current assets	2,481	1,377
Total current assets	120,860	76,133
Operating lease, right-of-use asset	13,849	472
Property and equipment, net	605	424
Other assets	—	33
Restricted cash, net of current portion	828	1,656
Total assets	$136,142	$78,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,884	$2,098
Accrued expenses	5,661	6,120
Deferred revenue	—	1,108
Operating lease liabilities	1,056	559
Total current liabilities	8,601	9,885
Derivative liability	3	25
Operating lease liabilities, net of current portion	13,196	—
Total liabilities	21,800	9,910
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 50,808,422 and 34,416,088 shares issued and outstanding as of December 31, 2018 and 2017, respectively	51	35
Additional paid-in capital	391,825	285,583
Accumulated other comprehensive income (loss)	1	(2)
Accumulated deficit	(277,535)	(216,808)
Total stockholders’ equity	114,342	68,808
Total liabilities and stockholders’ equity	$136,142	$78,718

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017
Revenue	$2,840	$5,341
Operating expenses:
Research and development	50,312	53,654
General and administrative	15,710	11,660
Total operating expenses	66,022	65,314
Loss from operations	(63,182)	(59,973)
Interest income	872	641
Other income (expense), net	478	(100)
Net loss	$(61,832)	$(59,432)
Net loss per share—basic and diluted	$(1.61)	$(2.34)
Weighted average common shares outstanding—basic and diluted	38,495,103	25,407,943

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2018	2017
Net loss	$(61,832)	$(59,432)
Other comprehensive loss:
Unrealized gain on investments	3	20
Comprehensive loss	$(61,829)	$(59,412)

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
	Common Stock		Additional Paid-	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	25,000,734	$26	$238,902	$(22)	$(157,450)	$81,456
Exercise of stock options	11,714	—	31	—	—	31
Stock-based compensation expense	—	—	2,965	—	—	2,965
Issuance of common stock pursuant to employee stock purchase plan	10,829	—	43	—	—	43
Issuance of common stock upon exercise of common stock warrant	4,349	—	—	—	—	—
Issuance of common stock for payment of consulting services	188,462	—	767	—	—	767
Issuance of common stock upon completion of follow-on offering including overallotment, net	9,200,000	9	42,875	—	—	42,884
Impact of adoption of ASC 842	—	—	—	—	74	74
Other comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(59,432)	(59,432)
Balance at December 31, 2017	34,416,088	35	285,583	(2)	(216,808)	68,808
Exercise of stock options	8,775	—	21	—	—	21
Stock-based compensation expense	—	—	3,526	—	—	3,526
Issuance of common stock pursuant to employee stock purchase plan	18,903	—	55	—	—	55
Issuance of common stock for payment of consulting services	239,490		889	—	—	889
Issuance of common stock related to at-the-market offering program, net	3,475,166	3	21,638	—	—	21,641
Issuance of common stock upon completion of follow-on offering, including overallotment, net	12,650,000	13	80,113	—	—	80,126
Impact of adoption of ASC 606	—	—	—	—	1,105	1,105
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(61,832)	(61,832)
Balance at December 31, 2018	50,808,422	$51	$391,825	$1	$(277,535)	$114,342

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(61,832)	$(59,432)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,778	1,402
Amortization (accretion) of short-term investments	(438)	178
Stock-based compensation expense	3,526	2,965
Stock issued for consulting services	889	767
Change in fair value of derivative liability	(22)	(66)
Loss on disposal of property and equipment	41	—
Changes in operating assets and liabilities:
Accounts receivable	—	668
Prepaids and other current assets	(1,104)	2,682
Other assets	33	35
Accounts payable	(204)	67
Accrued expenses	(239)	1,481
Deferred revenue	(3)	(1,848)
Operating lease liabilities	(1,269)	(1,294)
Net cash used in operating activities	(58,844)	(52,395)
Cash flows from investing activities:
Purchases of short-term investments	(111,240)	(61,220)
Proceeds received from maturities of short-term investments	66,850	83,221
Purchases of property and equipment	(415)	(118)
Net cash provided by (used in) investing activities	(44,805)	21,883
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of follow-on public offering, net	80,265	43,240
Proceeds from issuance of common stock related to at-the-market offering program, net	21,703	—
Proceeds from exercise of stock options	21	31
Proceeds from issuance of stock pursuant to employee stock purchase plan	55	43
Deferred offering costs	(431)	(35)
Net cash provided by financing activities	101,613	43,279
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,036)	12,767
Cash, cash equivalents and restricted cash at beginning of year	31,674	18,907
Cash, cash equivalents and restricted cash at end of year	$29,638	$31,674
Supplemental disclosure of non-cash investing and financing activities:
Addition of operating lease, right-of-use asset	$14,962	$—
Deferred offering costs included in accounts payable and accrued expenses	$230	$321

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis (“CF”) and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company focuses on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator (“CFTR”). The Company’s CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, the Company has exploited its novel mechanism of action as a drug screening tool and has subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-801 a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. The Company is pursuing proprietary dual combination of PTI-801 and PTI-808, and triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. Additionally, the Company believes that both PTI-801 and PTI-428 have potential as add-on therapy to current and future standard-of-care CFTR modulator treatments. The Company is developing and, if approved, intends to commercialize their own therapies, including add-on and proprietary combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2018, the Company had an accumulated deficit of $277.5 million. The Company has incurred losses and negative cash flows from operations since its inception, including net losses of $61.8 million and $59.4 million for the years ended December 31, 2018 and 2017, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $118.4 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to complete the funding of critical path activities in 2020. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

In October 2017, the Company reduced headcount through the elimination of 13 positions. As a result of this action, which was completed in the fourth quarter of 2017, the Company incurred one-time severance and related costs of $0.2 million in the fourth quarter of 2017.

Public Offerings

In the fourth quarter 2018, the Company completed a follow-on public offering whereby the Company sold 12,650,000 shares of common stock at a public offering price of $6.75 per share, which included 1,650,000 shares issued pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock. The Company received net proceeds of approximately $80.1 million, after deducting underwriting discounts and commissions and other offering expenses.

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, resulting in aggregate gross offering proceeds of up to $50.0 million. Leerink is not required to sell any specific amount but acts as the Company’s sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices. Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay Leerink up to 3% of the gross proceeds from any common stock sold through the sales agreement. As of December 31, 2018, the Company had sold an aggregate of 3,475,166 shares of its common stock for total net proceeds of approximately $21.6 million under the ATM program. At December 31, 2018, $27.6 million of common stock remains available for sale under the ATM.

In December 2017, the Company completed a follow-on public offering whereby the Company sold 9,200,000 shares of common stock at a public offering price of $5.00 per share, which included 1,200,000 shares issued pursuant to the exercise of the underwriters of their option to purchase additional shares of common stock. The Company received net proceeds of $42.9 million after deducting underwriting discounts and commissions and other offering expenses.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, including clinical trials, stock-based compensation, determining the value of the operating lease right of use asset and the valuation of the derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company mitigates its risk with respect to cash, cash equivalents and short-term investments by maintaining its balances at two accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s only customer in

2018 was Astellas Pharma Inc. (“Astellas”) and as of December 31, 2018, the Astellas Agreement (as defined below) had completed and all amounts were paid in full.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2018 and 2017, the Company’s cash equivalents consisted of money market funds, U.S. government-sponsored securities and U.S. treasury securities.

Restricted Cash

As of December 31, 2018 and 2017, long-term restricted cash represents cash pledged as collateral to secure the Company’s long-term Boston lease obligation. As of December 31, 2017, short-term restricted cash represents cash pledged as collateral to secure the Company’s Cambridge lease obligation, which expired in May 2018, resulting in a decrease of $0.3 million in short-term restricted cash. Amounts are reported as noncurrent unless the restrictions are expected to be released in the next 12 months. Long-term restricted cash decreased by $0.8 million from December 31, 2017 as the Company was entitled to reduce the amount of the letter of credit and the corresponding restricted cash upon meeting certain conditions noted within the lease agreement.

Short-Term Investments

Short-term investments represent holdings of available-for-sale debt securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense), net, in the accompanying statement of operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values.

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

The Company’s investments and its derivative liability are carried at fair value determined according to the fair value hierarchy described above (see Note 4). The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing therapeutics to treat protein conformational diseases. All of the Company’s tangible assets are held in the United States. To date, all of the Company’s revenue is collaboration revenue earned from activities in the United States.

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

Under ASC 605, the Company recognized revenue for each unit of accounting when all of the following criteria were met: persuasive evidence of an arrangement existed; delivery had occurred or services had been rendered; the seller’s price to the buyer was fixed or determinable; and collectability was reasonably assured. The Company was recognizing revenue related to collaboration agreements over the expected research and development period using the proportional performance method.

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

As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations. The Company recognizes a contract asset or liability for the difference between the Company’s performance (i.e., the goods or services transferred to the customer) and the customer’s performance (i.e., the consideration paid by, and unconditionally due from, the customer).

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

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones or other variable consideration should be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue  at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements. For a complete discussion of accounting for collaboration revenues, see Note 10, “Significant Agreements.”

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists associated with an alternate payment option upon change of control within the research, development and commercialization agreement with Cystic Fibrosis Foundation, Inc. (“CFF”) (see Note 4). The embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. The derivative liability is marked-to-market every reporting period. Changes in fair value of the derivative liability are recognized as a component of other income (expense), net, in the accompanying statement of operations.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third-party license fees, and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials. Research and development expenses include the Company’s costs of performing services in connection with its collaboration agreements and research grant. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and expensed over the period that the goods or services are provided or until it is no longer expected that the goods will be delivered or the services rendered.

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

Stock-Based Compensation

The Company measures all stock-based awards granted to employees based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is usually the vesting period of the respective award. Generally, the Company issues stock options and restricted stock awards to employees with service-based vesting conditions and records the expense for these awards using the straight-line method.

The Company measures stock-based awards granted to nonemployees based on the fair value of the award on the date on which the related service is complete. Compensation expense is recognized over the period during which services are rendered. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company does not recognize compensation expense for awards with performance-based vesting conditions granted to consultants and nonemployees for which satisfaction of the performance conditions is not solely within the control of the holder until the performance conditions have been met.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of stock options granted to employees is determined utilizing the “simplified” method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The expected term of stock options granted to nonemployees is equal to the contractual term of the option. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based upon the fact the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur and classifies stock-based compensation expense in its statement of operations in the same manner that the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

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

Net Loss per Share

Basic and diluted net loss per share have been calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method. Basic net loss is based solely on the number of common shares outstanding during the year. Since the Company is reporting a net loss for all periods presented, all common stock equivalents are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

Recently Adopted Accounting Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC 605”), and creates a new topic, ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification performance obligations and licensing, and other improvements and practical expedients. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). The Company adopted this new standard on January 1, 2018, using the modified retrospective method for adoption. As of January 1, 2018, the Company only had one contract (see Note 10) within the scope of ASC 606. The Company has elected to use the practical expedient that is permitted under the rules of the adoption and has not retrospectively restated its contracts that have been amended at each amendment date as is generally required under ASC 606. Instead, upon adoption, the Company reflected the aggregate effect of all modifications that occurred before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations; determining the transaction price; and allocating the transaction price to the satisfied and unsatisfied performance obligations.

On January 1, 2018, the Company recorded a cumulative-effect decrease to the opening accumulated deficit of $1.1 million and a corresponding decrease to deferred revenue due to the adoption of ASC 606. As of December 31, 2018, the impact of the adoption of ASC 606 on the Company’s financial statement was as follows (in thousands):

	December 31, 2018
	As Reported under ASC 606	Balance without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet:
Deferred revenue, current	$—	$—	$—

Income Statement:
Revenue for the 12 months ended December 31, 2018	$2,840	$3,945	$(1,105)

The most significant change related to the Company’s determination of transaction price at inception and each reporting period as well as the revenue recognition pattern for the Astellas Agreement (as defined below) with Astellas as well as treatment of variable consideration in the form of milestone payments. Under ASC 605, the research funding support payments, reimbursement of third-party costs, and milestone payments were being recognized by the Company as revenue on a straight-line basis over the 3½ year research term of the agreement, which commenced in January 2015, with a cumulative catch-up for the elapsed portion of the research term being recognized at the time any such payments are earned. Under ASC 606, the Company is recognizing the revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. For further discussion of the adoption of this standard, see Note 10.

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

Due to the Company commencing a new lease in Boston, Massachusetts, in January 2018, the Company elected to early adopt the standard effective January 1, 2018, as permitted by the guidance, in order to enhance overall transparency within financial reporting. The Company has implemented the standard using the required modified retrospective approach and has also elected to utilize the package of practical expedients. The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. The company also elected the practical expedient to use hindsight in determining the appropriate lease term and in assessing impairment of its right-of- use assets. In using the modified retrospective approach, the Company is required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented.

During 2017, the Company was deemed the accounting owner of the construction project for the build-to-suit lease in Boston, Massachusetts, because of the Company’s involvement in the build-out of the space. Under the new standard, the Company is no longer considered the accounting owner of the leased space due to (1) not having the right to obtain or control the leased premises during the construction period, (2) having no right of payment for the partially constructed assets, and the leased premises are not of a specialized nature and, thus, could be potentially leased to another tenant, and (3) not legally owning or controlling the land on which the property improvements will be constructed. As such, upon transition, the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance within other liabilities, current and noncurrent, have been derecognized. Prior period results have been restated to this effect through to the earliest period presented. The adoption of this standard has had a material impact on the Company’s financial position but did not significantly affect the Company’s results of operations. See Impacts on Previously Reported Results below.

Impact to Previously Reported Results

The impact of the adoption of the new leasing standard on the balance sheet as of December 31, 2017, is as follows (in thousands):

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

ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The new standard was effective for the Company on January 1, 2018. This resulted in the $0.8 million and $2.0 million of restricted cash for the years ended December 31, 2018 and 2017, respectively, being displayed within the overall change in the cash balance on the statement of cash flows.

ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 719): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard was effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations as there were no changes to terms or conditions of share-based payments during the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019, and early adoption is permitted. The Company has determined the adoption of this standard will not have a material impact on its financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measure in Topic 820, including removals of existing disclosures, modifications of existing disclosures, and additions of new disclosures. Certain amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair values measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim of annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all period presented upon their effective date. Early adoption is permitted for any removed or modified disclosure. The new standard is effective for the Company on January 1, 2020. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its results of operations.

3.	Short-Term Investments

The following is a summary of the Company’s short-term investments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$41,478	$2	$(3)	$41,477
U.S. treasury securities	48,090	3	(1)	$48,092
	$89,568	$5	$(4)	$89,569

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$9,817	$—	$(1)	$9,816
U.S. treasury securities	34,923	1	(2)	34,922
	$44,740	$1	$(3)	$44,738

The Company did not have any realized gains or losses on its short-term investments for the years ended December 31, 2018 and 2017. There were no other-than-temporary impairments recognized for the years ended December 31, 2018 and 2017.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$26,806	$—	$—	$26,806
U.S. treasury securities	—	500	—	500
Short-term investments:
U.S. government-sponsored enterprise securities	—	41,477	—	41,477
U.S. treasury securities	—	48,092	—	48,092
	$26,806	$90,069	$—	$116,875
Liabilities:
Derivative liability	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,871	$—	$—	$13,871
U.S. government-sponsored enterprise securities	—	8,960	—	8,960
U.S. treasury securities	—	3,497	—	3,497
Short-term investments:
U.S. government-sponsored enterprise securities	—	9,816	—	9,816
U.S. treasury securities	—	34,922	—	34,922
	$13,871	$57,195	$—	$71,066
Liabilities:
Derivative liability	$—	$—	$25	$25

During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

Derivative Liability

The derivative liability relates to a cash settlement option associated with the changes of control provision in the Company’s Cystic Fibrosis Foundation, Inc. (“CFF”) agreement, which meets the definition of an embedded derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments. The fair value of the derivative liability was not material at December 31, 2018 or 2017.

5.Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid clinical, manufacturing and scientific expenses	$1,660	$568
Prepaid insurance expenses	108	55
Other prepaid expenses and other current assets	713	754
	$2,481	$1,377

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	December 31,
	(Years)	2018	2017
Laboratory equipment	5 years	$2,715	$3,299
Furniture and fixtures	5 years	368	157
Computer and office equipment	3 – 5 years	209	169
Construction-in-progress		8	—
		3,300	3,625
Less: Accumulated depreciation and amortization		(2,695)	(3,201)
		$605	$424

Depreciation and amortization expense was $1.8 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively. As part of the move from the Cambridge office to the Boston office, the Company retired $1.1 million of fixed assets with a net book value of less than $0.1 million.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued payroll and related expenses	$2,746	$1,542
Accrued research and development expenses	1,965	3,930
Accrued professional fees	799	556
Accrued other	151	92
	$5,661	$6,120

8.Common and Preferred Stock

As of December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, all of which is undesignated. Each share of common stock entitles the holder to one vote for the election of directors and on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders.

The Company has reserved for future issuance the following number of shares of common stock:

	Years Ended December 31,
	2018	2017
2016 and 2008 Stock option incentive plan	4,258,783	3,474,566
2016 Employee stock purchase plan	386,539	266,685
	4,645,322	3,741,251

9.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan is 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. As of December 31, 2018, the total number of shares reserved under the 2016 Plan and 2008 Plan was 4,258,783 and the Company had 936,682 shares available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective in on February 9, 2016. A total of 138,757 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by the least of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 and (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. During the years ended December 31, 2018 and 2017, 18,903 and 10,829 shares were issued under this plan, respectively. As of December 31, 2018, the total number of shares reserved under the 2016 ESPP was 386,539 shares. The Company recognized less than $0.1 million of stock-based compensation during 2018 related to this plan.

Stock Option Grants and Shares to Nonemployees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of December 31, 2018, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.1 million. During the years ended December 31, 2018 and 2017, the Company did not grant any options to nonemployees under this plan.

Bonus Restricted Stock Units (RSUs)

On February 1, 2018, the Company’s board approved executive bonuses for the year ended December 31, 2017, and elected payment to be made through a grant of an equivalent number of RSUs based on the February 1, 2018, closing share price of the Company’s common stock.  The requisite service period for the awards is from February 1, 2018, to February 1, 2019 (the vesting period).  The Company recognizes employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the vesting period of the awards.  The grants do not meet the criteria for liability classification as there is a fixed number of shares to be issued, and there is no variability in the number of shares which have been granted.  As of December 31, 2018, there are 163,425 RSUs are remaining to vest. Total expense recognized for the year ended December 31, 2018 was $0.5 million.

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	—	$—
Granted	197,265	3.20
Vested	—	—
Forfeited	(33,840)	3.20
Unvested balance at December 31, 2018	163,425	$3.20

Stock Option Valuation

The fair value of each option awards was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017
Risk-free interest rates	2.68%	2.00%
Expected term (in years)	6.00	5.96
Expected volatility	78.47%	75.18%
Expected dividend yield	—	—

Stock Options

The following table summarizes the Company’s stock option activity (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2017	2,838,558	$6.69	8.10	$3,213
Granted	1,004,025	3.22
Exercised	(8,775)	2.43
Forfeited	(675,132)	5.14
Outstanding at December 31, 2018	3,158,676	$5.93	7.53	$471
Vested and expected to vest at December 31, 2018	3,075,426	$6.03	7.67	$399
Options exercisable at December 31, 2018	1,697,979	$6.44	6.92	$280

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was less than $0.1 million.

The Company received cash proceeds from the exercise of stock options of less than $0.1 million during the years ended December 31, 2018 and 2017.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017, was $3.22 and $4.57, respectively.

The total fair value of options vested during the years ended December 31, 2018 and 2017, was $3.5 million and $2.5 million, respectively.

Stock-based Compensation

Stock-based compensation expense was classified in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2018	2017
Research and development	$1,571	$1,326
General and administrative	2,844	2,406
	$4,415	$3,732

As of December 31, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $4.3 million, which is expected to be recognized over a weighted average period of 2.02 years.

10.	Significant Agreements

Genentech

In December 2018, the Company entered into a Technology Transfer and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (Genentech) under which the Company granted Genentech an exclusive worldwide license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network.  The rights do not include CFTR modulators and are unrelated to the Company’s investigational medicines or other ongoing research programs in cystic fibrosis.

In connection with the terms of the Genentech Agreement, the Company is entitled to a nonrefundable cash payment of $5.0 million following the successful completion of the technology and materials transfer to Genentech and future milestone payments in the aggregate of approximately $96.0 million upon the achievement of specified development, regulatory and commercial milestones.  In addition, Genentech is obligated to pay the Company tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement.  There are no cancellation, termination or refund provisions in the Genentech Agreement that contain material financial consequences to the Company.  Unless earlier terminated, the Genentech Agreement continues in full force and effect until the passing or expiration of all royalty payment obligations.  Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.  Genentech may terminate the Genentech Agreement in its entirety for convenience upon thirty days’ notice to the Company.

The Company evaluated the Genentech Agreement in accordance with the provisions of ASC 606.  The Company’s obligations under the Genentech Agreement are the following promises: (i) exclusive license to certain intellectual property associated with a specific target and (ii) technology and materials transfer related to the intellectual property underlying the licensed technology. The Company determined that the exclusive license is not distinct from the associated technology and materials transfer because the customer cannot benefit from or utilize the license without the technology and materials transfer.  Specifically, the Company concluded that the exclusive license is not capable of being distinct from the associated technology and materials transfer because Genentech does not have the knowledge or expertise to fully exploit potential product candidates without the accompanying technology and materials provided pursuant to the transfer and no other third party can perform the transfer due to the Company’s proprietary knowledge and specialized expertise with respect to the licensed intellectual property.  Accordingly, the Company concluded that these promises should be combined into a single performance obligation (the “License and Transfer Performance Obligation”).

As of December 31, 2018, the Company has measured the transaction price solely in reference to the $5.0 million payment due upon receipt of notice from Genentech regarding the satisfactory completion of the technology and materials transfer.  None of the variable consideration payable under the arrangement has been included in the transaction price as of December 31, 2018.  Through December 31, 2018, the Company has not achieved any research, development, regulatory or commercial milestones or earned any royalties under the Genentech Agreement.  The Company utilizes the most likely amount method to estimate the amount of research, development and regulatory milestone payments to be received.  As part of the evaluation for the research and development milestone payments, the Company considers several factors, including the stage of research and development of the compounds included in the arrangement, the risk associated with the remaining research and development work required to achieve the milestone and the Company’s level of involvement in the research and development activities.  All research and development milestone payments have been excluded from the transaction price through December 31, 2018 due to the uncertainty of achieving the associated research outcome and the uncertainty of initiating the specified phase of clinical research.  Regulatory milestone payments are triggered upon the first commercial sale following receipt of regulatory approval from the FDA or other global regulatory authorities; therefore, such amounts will be excluded from the transaction price until the associated regulatory approval is received.  The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of:  (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate.  The Company will update its assessment of the estimated transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.  The Company did not adjust the promised amount of consideration for the effects of a significant financing component because the Company expects that the period between when the promised goods and services are transferred and when the customer pays for those goods and services will be one year or less.  There were no changes in the transaction price during the year ended December 31, 2018.

The Company allocated the transaction price of $5.0 million to the sole identified performance obligation in its entirety.  Amounts allocated to the combined performance obligation comprised of the exclusive license and the associated technology and materials transfer will be recognized as revenue at a point in time based on the date on which Genentech provides notice regarding the satisfactory completion of the technology and materials transfer.  Upon the successful execution of the technology and materials transfer, control is considered to be transferred to both the exclusive license and the technology and materials transfer promises due primarily to the payment contingency and timing of the conveyance of risks and rewards of ownership.

The Company did not recognize any revenue associated with the Genentech Agreement through December 31, 2018 because the technology and materials transfer had not yet been completed.  In February 2019, the Company completed the technology and materials transfer and received the upfront payment of $5.0 million.  As of December 31, 2018, the Company did not have any receivables or deferred revenue related to the Genentech Agreement because neither had any payments under the arrangement become due nor had the underlying performance obligation been transferred.

Astellas Pharma Inc.

In November 2014, the Company entered into the Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement”) with Astellas. The focus of the Astellas Agreement was to identify, develop and commercialize therapeutic candidates relating to the Unfolded Protein Response (“UPR”) pathway. The Astellas Agreement ended in December 2018.

Financial Terms

Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5.0 million with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014. In addition, the Company was eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398.5 million, as well as tiered royalty payments ranging in the mid single-digit to low double-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies conducted research during the initial research term, which was 3 ½ years, to identify lead compounds for clinical development. At the end of the research term, Astellas, in its sole discretion, could designate a development compound and make a milestone payment to the Company. The Company had the right, but not the obligation, to co-develop the compound.  If the Company did not exercise its option to co-develop the compound, Astellas had an exclusive right to the compound and sole right and responsibility for the development of the compound.

Term and Termination

The term of the Astellas Agreement commenced in November 2014 and would continue in full force and effect, unless terminated under the conditions described below, until expiration of all applicable royalty terms with respect to all licensed products in all countries in the territory defined as per the agreement.

The agreement was set to automatically terminate at the end of the 3 ½ year research term, in the second quarter of 2018, if Astellas had not designated at least one development compound, unless mutually agreed to be extended. In April 2018, the Company and Astellas entered into Amendment No. 6 (“Amendment No. 6”) to the Astellas Agreement.  Amendment No. 6 was effective beginning in April 2018 and extended the research term for the initial project under the Astellas Agreement to December 2018. As of December 31, 2018, the Astellas Agreement was complete; and all of the Company’s performance obligations under the contract had been satisfied. Astellas had the unilateral right to terminate the agreement on a project-by-project basis by providing written notice to the Company. Reciprocal termination rights under the agreement included termination for breach and termination for bankruptcy.

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

Under the Astellas Agreement, in order to evaluate the appropriate transaction price as of the adoption of ASC 606, the Company determined that the payments received to date for research funding support and reimbursement of third-party costs, the estimated payments that will be received for research funding support and reimbursement of third-party costs over the remaining research term, and the milestone payments received to date represent the transaction price, which was allocated to the single performance obligation. The transaction price as of the adoption of ASC 606 and December 31, 2018 was $13.8 million. The option exercise fee that may be received is excluded from the transaction price until the customer option is exercised. Future potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained due to Astellas having only the right to pursue negotiations for additional projects.

Revenue associated with the performance obligation was recognized as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over this period and in management’s judgment, was the best measure of progress towards satisfying the performance obligation. As of December 31, 2018, the research and development services related to this performance obligation were complete. The Company recognized revenue of $2.8 million and $5.3 million for the years ended December 31, 2018 and 2017, respectively. Amounts recorded as deferred revenue under the Astellas Agreement totaled $1.1 million as of December 31, 2017.

Presidents and Fellows of Harvard College Licensing Agreement

The Company has acquired certain exclusive and nonexclusive rights to use, research, develop and offer for sale certain products and patents under a licensing agreement, as amended in December 2013, with Presidents and Fellows of Harvard College (the “Harvard Agreement”). The Harvard Agreement was terminated in December 2017. The surviving rights obligate the Company to make payments to the licensor for milestones and royalties. Due to the termination of the Harvard Agreement, the future development, clinical and commercialization and sales milestone payments under the licensing agreement are up to $2.4 million. Under the surviving provisions of the licensing agreement, the Company will also owe low single-digit royalties on sales of commercial products, if any, developed using the licensed technologies for ten years following the first commercial sale. As of December 31, 2018 and 2017, the Company had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

Cystic Fibrosis Foundation, Inc.

In March 2012, the Company entered into a Research, Development and Commercialization Agreement (the “CFF Agreement”) with CFF. Under terms of the CFF Agreement, which was subsequently amended in May 2013 and January 2014, CFF agreed to provide up to $5.7 million (the “Award’) in research funding to the Company over two non-consecutive one-year periods from March 2012 to March 2013 and from January 2014 to December 2014. The Company did not recognize any revenue under the CFF Agreement during the years ended December 31, 2018 and 2017.

Under the CFF agreement, the Company has agreed to make future sales-based milestone payments, which the agreement refers to as royalties, to CFF of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. The Company has also agreed to pay to CFF royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by the Company from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by the Company through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. As of December 31, 2018 and 2017, the Company had not developed a commercial product in connection with this collaboration, and it had not sold, licensed or transferred rights in the technology resulting from this collaboration.

In lieu of the milestone and royalty payments described above, in the event of a change of control of the Company, CFF may elect to accept a one-time payment equal to the consideration CFF would have received if it had owned (a) 268,265 shares of the Company’s common stock if the change of control occurs prior to the selection by the Company of a compound intended for product approval, or (b) 444,025 shares of the Company’s common stock if the change of control occurs after the selection by the Company of a compound intended for product approval. This alternative payment option upon a change of control would be cash settled in the event of a change of control and meets the definition of an embedded derivative. The Company estimated the fair value of this liability and concluded that the liability was immaterial as of the inception date of the CFF Agreement. The Company estimated the fair value of this derivative liability to be less than $0.1 million as of December 31, 2018 and 2017 (see Note 4). The CFF Agreement will expire when there are no longer any payment obligations, unless terminated earlier. Each party may terminate for an uncured material breach of any material covenants or obligations or if any representation or warranty is materially untrue as of the date made and uncured after 30 days from notice. CFF may also terminate if a case or proceeding under the bankruptcy laws is filed against the Company and not dismissed within 60 days, or if the Company files for insolvency, reorganization, receivership, dissolution or liquidation.

11.	Income Taxes

During the years ended December 31, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items. All the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2018	2017
Federal statutory income tax rate	(21.0)%	(34.0)%
State income taxes, net of federal benefit	(6.1)	(5.6)
Research and development tax credit carryforwards	(3.9)	(3.2)
Return to provision	(0.6)	—
Nondeductible expenses	0.4	0.7
Change in deferred tax asset valuation allowance	31.2	2.0
Effect of U.S. Tax Reform	—	40.1
Effective income tax rate	(0.0)%	(0.0)%

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	68,219	$52,861
Research and development tax credit carryforwards	12,799	9,232
Accrued expenses and other	2,066	1,583
Total deferred tax assets before valuation allowance	83,084	63,676
Valuation allowance	(82,965)	(63,660)
Net deferred tax assets	119	16
Depreciation	(119)	(16)
Net deferred tax assets	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. The legislation resulted in significant changes to the U.S. corporate income tax system, including reducing the U.S. corporate tax rate from a top marginal rate of 35% to a flat rate of 21% effective for tax years beginning after December 31, 2017, elimination, reduction or limitation of certain domestic deductions and credits, limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits, including the orphan drug tax credit. As a result of the enacted tax law, the Company revalued the deferred tax assets and liabilities in 2017 at the new rate. The revaluation resulted in a reduction in deferred tax assets as of December 31, 2017 of $24.0 million with a corresponding reduction in the valuation allowance. Therefore, there was no net effect on the 2017 tax provision affecting the Company’s statement of operations.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards (“NOLs”) of $252.6 million and $240.1 million, respectively, which may be available to offset future taxable income and federal and state NOLs begin to expire in 2026 and 2030, respectively. As of December 31, 2018, the Company also had federal and state research and development tax credit carryforwards of $10.0 million and $3.6 million, respectively, which may be available to offset future income tax liabilities. Federal and state research and development tax credit carryforwards begin to expire in 2027 and 2026, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2018 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Years Ended December 31,
	2018	2017
Valuation allowance at beginning of year	$(63,660)	$(62,442)
Increases recorded to income tax provision	(19,305)	(1,218)
Valuation allowance at end of year	$(82,965)	$(63,660)

The Company has not yet recorded any amounts for unrecognized tax benefits, interest or penalties historically through December 31, 2018. The Company files income tax returns in the U.S. federal and state jurisdictions in which it operates. The Company’s income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

12.	Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(61,832)	$(59,432)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	38,495,103	25,407,943
Net loss per share—basic and diluted	$(1.61)	$(2.34)

The following common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	December 31,
	2018	2017
Options to purchase common stock	3,158,676	2,838,558
Restricted stock units	163,425	—
	3,322,101	2,838,558

13.	Leases

The Company has operating leases of office and laboratory space. In September 2017, the Company entered into a lease agreement for its new corporate headquarters, consisting of approximately 30,000 square feet of laboratory and office space located in Boston, Massachusetts. The new lease commenced in January 2018, and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.  The Company’s prior lease in Cambridge, Massachusetts, expired in May 2018.

The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the lease agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component and its associated non-lease components as a single lease component. It has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied.  The Company’s real estate leases in Cambridge and Boston are net leases, as their non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  As of December 31, 2018 and 2017, assets under operating lease were $13.8 million and $0.5 million, respectively.  The elements of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017
Lease cost
Operating lease cost	$2,232	$1,143
Variable lease cost (1)	366	—
Total lease cost	$2,598	$1,143

Other information
Operating cash flows used for operating leases	$1,634	$1,344
Operating lease liabilities arising from obtaining right-of-use assets	$14,252	$—
Weighted-average remaining lease term	9.34 years	0.34 years
Weighted-average discount rate	4.50%	4.06%

(1)	The variable lease costs for the year ended December 31, 2018 include adjustments to the initial direct costs for the Boston lease along with common area maintenance charges.

As of December 31, 2018, minimum rental commitments under this lease are as follows (in thousands):

2019	$1,686
2020	1,733
2021	1,780
2022	1,829
2023	1,880
Thereafter	8,757
Total lease payments	17,665
Less: imputed interest	(3,413)
Total	$14,252

14.	Commitments and Contingencies

Dr. Stelios Papadopoulos

In May 2016, the Company entered into a Letter Agreement with Dr. Stelios Papadopoulos with an effective date of July 1, 2016, and a term of 36 months. Under the terms of the Letter Agreement, Dr. Papadopoulos will provide certain consulting and advisory services to the Company as and when requested. The Company will pay a quarterly retainer of $0.2 million to Dr. Papadopoulos for the duration of the Letter Agreement with aggregate fees totaling $2.5 million over the term of the Letter Agreement. The retainer may be paid in cash, common stock of the Company or a combination of the two at the discretion of the Company. Any common stock issued in settlement of payments due under this agreement will be valued at the average closing price of the stock for 20 trading days, as listed on the NASDAQ, ending three trading days prior to the issuance of the shares. Additionally, under the terms of the Letter Agreement, if the Company consummates a merger and acquisition (“M&A”) transaction, as defined in the Letter Agreement, with another party during the term of the Agreement or the 12-month period following the expiration of the Letter Agreement, Dr. Papadopoulos will be entitled to a M&A transaction fee equal to 1% of the value of the transaction, as defined in the Letter Agreement. During the years ended December 31, 2018 and 2017, under this consulting agreement, the Company issued 239,490 and 188,462 shares, respectively, for $0.9 million and $0.8 million, respectively, which is recorded within general and administrative expense in the accompanying statements of operations. Future retainer payments due under the Letter Agreement total $0.4 million as of December 31, 2018.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs due to such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2018 or 2017.

Purchase Commitments

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities within the Company’s clinical research organization.

15.	401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. As of December 31, 2018, no contributions have been made to the plan by the Company.

16.	Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except for share and per share amounts).

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$942	$843	$1,055	$—
Operating expenses:
Research and development	8,400	12,604	15,591	13,717
General and administrative	3,823	3,957	4,150	3,780
Total operating expenses	12,223	16,561	19,741	17,497
Loss from operations	(11,281)	(15,718)	(18,686)	(17,497)
Interest income	165	194	171	342
Other income (expense), net	90	46	87	255
Net loss	$(11,026)	$(15,478)	$(18,428)	$(16,900)
Net loss per share—basic and diluted	$(0.32)	$(0.43)	$(0.50)	$(0.36)
Weighted average common shares outstanding—basic and diluted	34,474,004	36,009,109	36,694,957	46,687,910

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$1,021	$1,147	$1,551	$1,622
Operating expenses:
Research and development	13,108	15,370	12,894	12,282
General and administrative	3,170	2,902	2,741	2,847
Total operating expenses	16,278	18,272	15,635	15,129
Loss from operations	(15,257)	(17,125)	(14,084)	(13,507)
Interest income	191	169	155	126
Other income (expense), net	(30)	(2)	(25)	(43)
Net loss	$(15,096)	$(16,958)	$(13,954)	$(13,424)
Net loss per share—basic and diluted	$(0.60)	$(0.68)	$(0.56)	$(0.51)
Weighted average common shares outstanding—basic and diluted	25,020,337	25,040,131	25,093,344	26,465,521