Form 10-Q
period 2019-03-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2019-05-08
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.001	PTI	Nasdaq

As of May 3, 2019, there were 51,099,307 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our clinical trials, including, without limitation, the timing of the initiation of, completion of, enrollment in, and data from our trials;
•	our estimates regarding anticipated filing of INDs and/or amended protocols for nominated drug candidates;
•	our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain and maintain regulatory approval of our combination solutions, for any indication, and the labeling under any approval we may obtain;
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

•	anticipated regulatory developments in the United States and foreign countries;
•	our plans to develop and commercialize our combination solutions, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of our combination solutions for any indication;
•	the benefits of FDA designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•	our ability to obtain additional financing;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco, Orkambi and Symdeko/Symkevi are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$31,584	$28,810
Short-term investments	73,747	89,569
Prepaids and other current assets	3,134	2,481
Total current assets	108,465	120,860
Operating lease, right-of-use asset	13,549	13,849
Property and equipment, net	563	605
Other assets	88	—
Restricted cash	828	828
Total assets	$123,493	$136,142
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,004	$1,884
Accrued expenses	6,519	5,661
Operating lease liabilities	1,080	1,056
Total current liabilities	9,603	8,601
Derivative liability	3	3
Operating lease liabilities, net of current portion	12,920	13,196
Total liabilities	22,526	21,800
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 51,043,158 and 50,808,422 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	392,851	391,825
Accumulated other comprehensive income	18	1
Accumulated deficit	(291,953)	(277,535)
Total stockholders’ equity	100,967	114,342
Total liabilities and stockholders’ equity	$123,493	$136,142

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$5,000	$942
Operating expenses:
Research and development	16,148	8,400
General and administrative	3,943	3,823
Total operating expenses	20,091	12,223
Loss from operations	(15,091)	(11,281)
Interest income	357	165
Other income, net	316	90
Net loss	$(14,418)	$(11,026)
Net loss per share—basic and diluted	$(0.28)	$(0.32)
Weighted average common shares outstanding—basic and diluted	50,976,907	34,474,004
Other comprehensive income (loss):
Unrealized gain (loss) on investments	17	(26)
Comprehensive loss	$(14,401)	$(11,052)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at December 31, 2018	50,808,422	$51	$391,825	$1	$(277,535)	$114,342
Exercise of stock options	2,543	—	3	—	—	3
Stock-based compensation expense	—	—	801	—	—	801
Issuance of common stock for payment of consulting services	22,615	—	169	—	—	169
Issuance of common stock pursuant to employee stock purchase plan	46,153	—	53	—	—	53
Vesting of restricted stock units	163,425	—	—	—	—	—
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(14,418)	(14,418)
Balances at March 31, 2019	51,043,158	$51	$392,851	$18	$(291,953)	$100,967

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balances at December 31, 2017	34,416,088	$35	$285,583	$(2)	$(216,808)	$68,808
Exercise of stock options	8,775	—	21	—	—	21
Stock-based compensation expense	—	—	914	—	—	914
Issuance of common stock for payment of consulting services	51,597	—	25	—	—	25
Issuance of common stock pursuant to employee stock purchase plan	6,114	—	308	—	—	308
Impact of adoption of ASC 606	—	—	—	—	1,105	1,105
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(11,026)	(11,026)
Balances at March 31, 2018	34,482,574	$35	$286,851	$(28)	$(226,729)	$60,129

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,418)	$(11,026)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	351	563
Accretion of short-term investments	(317)	(55)
Stock-based compensation expense	801	914
Stock issued for consulting services	169	308
Change in fair value of derivative liability	—	(12)
Changes in operating assets and liabilities:
Prepaids and other current assets	(653)	(605)
Other assets	(88)	9
Accounts payable	120	(876)
Accrued expenses	858	(1,058)
Deferred revenue	—	(3)
Operating lease liabilities	(252)	(193)
Net cash used in operating activities	(13,429)	(12,034)
Cash flows from investing activities:
Purchases of short-term investments	(20,844)	(7,957)
Proceeds received from maturities of short-term investments	37,000	8,850
Purchases of property and equipment	(9)	—
Net cash provided by investing activities	16,147	893
Cash flows from financing activities:
Proceeds from exercise of stock options	3	21
Proceeds from issuance of common stock pursuant to employee stock purchase plan	53	25
Net cash provided by financing activities	56	46
Net increase (decrease) in cash, cash equivalents and restricted cash	2,774	(11,095)
Cash, cash equivalents and restricted cash at beginning of period	29,638	31,674
Cash, cash equivalents and restricted cash at end of period	$32,412	$20,579
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$160
Addition of operating lease, right-of-use asset	$—	$15,304

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis (“CF”) and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company focuses on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator (“CFTR”). The Company’s CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, the Company has exploited its novel mechanism of action as a drug screening tool and has subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-801, a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. The Company is pursuing proprietary dual combination of PTI-801 and PTI-808, and triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. The Company is developing and, if approved, intends to commercialize their own proprietary combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had an accumulated deficit of $292.0 million. During the three months ended March 31, 2019, the Company incurred losses of $14.4 million and used $13.4 million of cash in operations. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and short-term investments of $105.3 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $50.0 million. As of March 31, 2019, the Company had sold an aggregate of 3,475,166 shares of its common stock for total net proceeds of approximately $21.6 million under the ATM program. As of March 31, 2019, $27.6 million of common stock remained available for sale under the ATM. On March 28, 2019 the Company delivered a notice of termination of the ATM offering program to Leerink, effective as of April 7, 2019.

In the fourth quarter of 2018, the Company completed a follow-on public offering whereby the Company sold 12,650,000 shares of common stock at a public offering price of $6.75 per share, which included 1,650,000 shares issued pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock. The Company received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and other offering expenses.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of March 31, 2019 and for the three months ended March 31, 2019 are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s financial position as of March 31, 2019, results of its operations for the three months ended March 31, 2019, and cash flows for the three months ended March 31, 2019 have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 8, 2019.

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

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements. For a complete discussion of accounting for collaboration revenues, see Note 8 - Significant Agreements.

Recently Issued and Adopted Accounting Pronouncements

ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard is effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measure in Topic 820, including removals of existing disclosures, modifications of existing disclosures, and additions of new disclosures. Certain amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair values measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim of annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted for any removed or modified disclosure. The new standard is effective for the Company on January 1, 2020. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its results of operations.

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$44,311	$14	$—	$44,325
U.S. treasury securities	29,418	4	—	29,422
	$73,729	$18	$—	$73,747

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$41,478	$2	$(3)	$41,477
U.S. treasury securities	48,090	3	(1)	48,092
	$89,568	$5	$(4)	$89,569

The Company did not have any realized gains or losses on its short-term investments for the three months ended March 31, 2019 and 2018. There were no other-than-temporary impairments recognized for the three months ended March 31, 2019 and 2018.

4.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,758	$—	$—	$30,758
Short-term investments:
U.S. government-sponsored enterprise securities	—	44,325	—	44,325
U.S. treasury securities	—	29,422	—	29,422
	$30,758	$73,747	$—	$104,505
Liabilities:
Derivative liability	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$26,806	$—	$—	$26,806
U.S. treasury securities	—	500	—	500
Short-term investments:
U.S. government-sponsored enterprise securities	—	41,477	—	41,477
U.S. treasury securities	—	48,092	—	48,092
	$26,806	$90,069	$—	$116,875
Liabilities:
Derivative liability	$—	$—	$3	$3

During the periods ended March 31, 2019 and December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

The derivative liability relates to a cash settlement option associated with the change of control provision in the Company’s Cystic Fibrosis Foundation, Inc. (“CFF”) agreement, which meets the definition of a derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments. The fair value of the derivative liability was not material at March 31, 2019 and December 31, 2018.

5.Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid clinical, manufacturing and scientific expenses	$1,430	$1,660
Prepaid insurance expenses	929	108
Other prepaid expenses and other current assets	775	713
	$3,134	$2,481

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll and related expenses	$1,137	$2,746
Accrued research and development expenses	4,677	1,965
Accrued professional fees	654	799
Accrued other	51	151
	$6,519	$5,661

7.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan.  As of March 31, 2019, the total number of shares reserved under the 2016 Plan and 2008 Plan was 5,431,027 and the Company had 866,600 shares available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective in connection with the completion of the Company’s initial public offering. A total of 138,757 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by the lesser of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors.

During the three months ended March 31, 2019, 46,153 shares of common stock were issued pursuant to the 2016 ESPP. As of March 31, 2019, the total number of shares reserved under the 2016 ESPP was 479,143 shares. The Company recognized less than $0.1 million of stock-based compensation during the three months ended March 31, 2019 related to the 2016 ESPP.

Bonus Restricted Stock Units (RSUs)

On February 1, 2018, the Company’s board approved executive bonuses for the year ended December 31, 2017 and elected payment to be made through a grant of an equivalent number of RSUs based on the February 1, 2018 closing share price of the Company’s common stock. The grants did not meet the criteria for liability classification as there was a fixed number of shares to be issued and there is no variability in the number of shares which had been granted. The requisite service period for the awards was from February 1, 2018 to February 1, 2019 (the vesting period).  The Company recognized employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the vesting period of the awards.  On February 1, 2019, the outstanding RSUs fully vested and were converted to 163,425 shares of common stock. As of March 31, 2019, there were no RSUs outstanding and less than $0.1 million of expense was recognized for the three months ended March 31, 2019. As of March 31, 2018, there were no RSUs vested and $0.1 million of expense was recognized for the three months ended March 31, 2018.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	163,425	$3.20
Granted	—	—
Vested	(163,425)	3.20
Forfeited	—	—
Unvested balance at March 31, 2019	—	$—

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a nonemployee for consulting services, was classified in the statements of operations as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Research and development	$370	$363
General and administrative	600	859
	$970	$1,222

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019 (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	3,158,676	$5.93
Granted	1,426,500	4.23
Exercised	(2,543)	1.09
Forfeited	(18,206)	10.77
Outstanding at March 31, 2019	4,564,427	$5.38
Exercisable at March 31, 2019	1,974,359	$6.24
Vested and expected to vest at March 31, 2019	4,481,177	$5.44

The grant date fair value of options granted during the period was $4.3 million, or $3.03 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of four years.

There were 2,543 shares of common stock issued upon the exercise of outstanding stock options for the three months ended March 31, 2019, resulting in total proceeds of less than $0.1 million. In accordance with Company policy, the shares were issued from the shares reserved for issuance under the stock plans described above. The intrinsic value of options exercised for the three months ended March 31, 2019 was less than $0.1 million.

As of March 31, 2019, there was $7.8 million of unrecognized compensation cost related to employee and nonemployee unvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.76 years. Stock compensation costs have not been capitalized by the Company.

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of March 31, 2019, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones.

8.	Significant Agreements

Genentech

In December 2018, the Company entered into a Technology Transfer and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”) under which the Company granted Genentech an exclusive worldwide license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network.  The rights do not include CFTR modulators and are unrelated to the Company’s investigational medicines or other ongoing research programs in cystic fibrosis. In connection with the terms of the Genentech Agreement, the Company is entitled to a nonrefundable cash payment of $5.0 million following the successful completion of the technology and materials transfer to Genentech and future milestone payments in the aggregate of approximately $96.0 million upon the achievement of specified development, regulatory and commercial milestones.  In addition, Genentech is obligated to pay the Company tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement.  There are no cancellation, termination or refund provisions in the Genentech Agreement that contain material financial consequences to the Company.  Unless earlier terminated, the Genentech Agreement continues in full force and effect until the passing or expiration of all royalty payment obligations.  Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.  Genentech may terminate the Genentech Agreement in its entirety for convenience upon thirty days’ notice to the Company.

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

As of March 31, 2019, the Company has measured the transaction price solely in reference to the $5.0 million payment due upon receipt of notice from Genentech regarding the satisfactory completion of the technology and materials transfer.  None of the variable consideration payable under the arrangement has been included in the transaction price as of March 31, 2019.  Through March 31, 2019, the Company has not achieved any research, development, regulatory or commercial milestones or earned any royalties under the Genentech Agreement.  The Company utilizes the most likely amount method to estimate the amount of research, development and regulatory milestone payments to be received.  As part of the evaluation for the research and development milestone payments, the Company considers several factors, including the stage of research and development of the compounds included in the arrangement, the risk associated with the remaining research and development work required to achieve the milestone and the Company’s level of involvement in the research and development activities.  None of the variable consideration payable has been included in the transaction price through March 31, 2019. Regulatory milestone payments are triggered upon the first commercial sale following receipt of regulatory approval from the FDA or other global regulatory authorities; therefore, such amounts will be excluded from the transaction price until the associated regulatory approval is received.  The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of:  (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate.  As all performance obligations have been satisfied the Company will recognize royalty revenue at the date the sales occur. The Company did not adjust the promised amount of consideration for the effects of a significant financing component because the Company expects that the period between when the promised goods and services are transferred and when the customer pays for those goods and services will be one year or less.  There were no changes in the transaction price for the three months ended March 31, 2019.

The Company allocated the transaction price of $5.0 million to the sole identified performance obligation in its entirety.  Amounts allocated to the combined performance obligation comprised of the exclusive license and the associated technology and materials transfer will be recognized as revenue at a point in time based on the date on which Genentech provides notice regarding the satisfactory completion of the technology and materials transfer.  Upon the successful execution of the technology and materials transfer, control is considered to be transferred to both the exclusive license and the technology and materials transfer promises due primarily to the payment contingency and timing of the conveyance of risks and rewards of ownership. In February 2019, the

Company completed the technology and materials transfer and received the upfront payment of $5.0 million.  The Company recognized revenue of $5.0 million as of March 31, 2019 as the technology and materials transfer has been completed. As of March 31, 2019, the Company did not have any receivables or deferred revenue related to the Genentech Agreement because neither had any payments under the arrangement become due nor had the underlying performance obligation been satisfied.

Astellas

In November 2014, the Company entered into the Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). The focus of the Astellas Agreement was to identify, develop and commercialize therapeutic candidates relating to the Unfolded Protein Response (“UPR”) pathway. Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5.0 million with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014. In addition, the Company was eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398.5 million, as well as tiered royalty payments ranging in the mid-single-digit to low double-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies conducted research during the initial research term, which was approximately 3½ years, to identify lead compounds for clinical development. At the end of the research term, Astellas, in its sole discretion, could designate a development compound and make a milestone payment to the Company. The Company had the right, but not the obligation, to co-develop the compound.  If the Company did not exercise its option to co-develop the compound, Astellas had an exclusive right to the compound and sole right and responsibility for the development of the compound. As of December 31, 2018, the Astellas Agreement was complete and all of the Company’s performance obligations under the contract have been satisfied.

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

Revenue associated with the performance obligation was recognized as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over this period and in management’s judgment, was the best measure of progress towards satisfying the performance obligation. As of December 31, 2018, the research and development services related to this performance obligation were complete. The Company recognized $0.9 million of revenue related to the Astellas agreement for the three months ended March 31, 2018.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three months ended March 31, 2019 and 2018 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.  All of the Company’s losses before income taxes were generated in the United States.

10.	Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(14,418)	$(11,026)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	50,976,907	34,474,004
Net loss per share—basic and diluted	$(0.28)	$(0.32)

The following common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	March 31,
	2019	2018
Options to purchase common stock	4,564,427	3,548,271
Restricted stock units	—	197,265
	4,564,427	3,745,536

11. Leases

The Company has an operating lease for office and laboratory space for its corporate headquarters in Boston, Massachusetts. The lease commenced in January 2018 and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.

The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the lease agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component and its associated non-lease components as a single lease component. It has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company’s real estate lease in Boston is considered a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  The Company’s prior lease in Cambridge, Massachusetts expired in May 2018. For the three months ended March 31, 2019 and 2018, assets under operating lease were $13.5 million and $15.3 million, respectively.  The elements of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Lease cost
Operating lease cost	$462	$660
Variable lease cost (1)	137	146
Total lease cost	$599	$806

Other information
Operating cash flows used for operating leases	$414	$338
Operating lease liabilities arising from obtaining right-of-use assets	$14,000	$15,670
Weighted-average remaining lease term	9 years	10 years
Weighted-average discount rate	4.50%	4.50%

(1)	The variable lease costs for the three months ended March 31, 2019 and 2018 include common area maintenance charges.

Future lease payments under noncancelable leases as of March 31, 2019 (in thousands):

Future Operating Lease Payments
2019	$1,272
2020	1,733
2021	1,780
2022	1,829
2023	1,880
Thereafter	8,757
Total lease payments	17,251
Less: imputed interest	(3,251)
Total operating lease liabilities	$14,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the Securities and Exchange Commission on March 8, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. We focus on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR protein. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. We currently have investigational agents representative of all three classes of CFTR modulators in clinical development and include PTI-801, a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. We are pursuing proprietary dual combination of PTI-801 and PTI-808, and triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. We are developing and, if approved, intend to commercialize our own combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

While other combination drug discovery and development approaches for CF that are built on one potentiator and two correctors discovered through typical phenotypic screening, our triple combination program includes PTI-801, a third-generation corrector/turbocorrector, PTI-808, a potentiator, and PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. All three of our investigational agents are orally bioavailable CFTR modulators. CFTR modulators are compounds that affect the folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the newly synthesized, unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with correctors and potentiators significantly improves the in vitro CFTR protein activity to levels above what can be achieved by these CFTR modulators when used alone.

In patient-derived human bronchial epithelial, or HBE, cells homozygous for F508del, a double combination of PTI-801, a corrector, and PTI-808, a potentiator, has been shown to restore in vitro CFTR protein activity to levels comparable to those observed in HBE cells derived from healthy non-CF individuals. In the same in vitro model, a triple combination regimen that includes PTI-801, a corrector, PTI-808, a potentiator, and PTI-428 has been shown to restore in vitro CFTR protein activity above healthy non-CF level.

As of February 2019, all three of our investigational drugs have completed trials in healthy volunteers and are now being investigated in CF patients. Cumulatively, we have tested our investigational agents in clinical studies in over 500 healthy volunteers and CF patients.

We have completed a 28-day Phase 2 clinical trial for PTI-428 in CF patients randomized to receive either PTI-428 or placebo for 28 days in addition to Orkambi® as their background, standard of care therapy to evaluate the efficacy, safety, and tolerability of 50 mg of once-a-day PTI-428. In December 2017, we announced the results of this trial.

In March 2018, the FDA granted Breakthrough Therapy designation for PTI-428 for the treatment of CF in patients homozygous for the F508del mutation who are receiving Orkambi as background therapy.  Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Also, in March 2018, the FDA granted Orphan Drug Designation for PTI-428. The FDA grants Orphan Drug Designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition in the U.S., as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.

PTI-801, a corrector molecule, received Fast Track designation from the FDA in March 2017 for the investigation of its treatment of CF. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications with the FDA relating to the development plan and clinical trial design and may be eligible for priority review if certain criteria are met.

We have completed a 14-day once-a-day dosing study with PTI-801 in CF subjects on background Orkambi therapy and have reported preliminary data from the first 48 subjects who were dosed with either PTI-801 (100 mg, 200 mg and 400 mg) or placebo in June 2018. Safety and pharmacokinetics, or PK, results were as expected. At higher doses, PTI-801 demonstrated a statistically significant improvement in sweat chloride and body mass index in the 14-day treatment period. An improvement in ppFEV1 was observed across all dose cohorts, although the change was not statistically significant. Two thirds of subjects in all PTI-801 cohorts were above ppFEV1 baseline by the end of the treatment period and approached baseline by the end of the 7-day follow up period. In hyperglycemic subjects with Cystic Fibrosis Related Diabetes, PTI-801 led to a statistically significant normalization of blood glucose levels at the three dose levels analyzed. Additional data were reported in October 2018. We believe these results support the goal of studying PTI-801 as part of our proprietary double and triple combination therapy regimens.

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

In March 2019, we announced results from the Phase 1 clinical studies of our proprietary CFTR modulators PTI-801, PTI-808, and PTI-428. This comprehensive data set included efficacy and safety data from 14-day studies of PTI’s proprietary combination therapy (PTI-808, PTI-801 and PTI-428). The proprietary combination PK results were as expected. The compounds were generally well tolerated with no serious adverse events or discontinuations reported during the triple combination treatment period. In a per protocol analysis, a PTI-801 dose-dependent improvement of ppFEV1 and SC concentration was observed across cohorts. Further, improvement in ppFEV1 did not reach a plateau by day 14, unlike the response profile in the Company’s previously reported mid-dose doublet. A study evaluating our double combination of PTI-801 and PTI-808, is ongoing. We are planning further studies of the double, with or without PTI-428, in Phase 2, 28-day studies in CF subjects with at least one F508del mutation.  The studies will employ entry criteria comparable to those used in other CFTR modulator combination studies.

In March 2019, we also reported data from separate studies of PTI-801 over 14 days and PTI-428 over 28 days as add-on treatments to background tezacaftor/ivacaftor therapy, in CF subjects. Neither study demonstrated a statistically significant improvement in ppFEV1 at the end of treatment period.  However, consistent with the corrector and amplifier mechanism of action, PTI-801 add-on led to statistically significant improvements in SC while addition of PTI-428 led to an increase in CFTR protein biomarker. The Company has deprioritized development of add-on approaches.

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

In addition to our wholly owned CF programs, in December 2018, we entered into a Technology Transfer and License Agreement, or the Genentech Agreement, with Genentech, Inc., or Genentech. We granted Genentech a worldwide, exclusive license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network. The rights do not include CFTR modulators and are unrelated to our investigational products or other ongoing research programs in cystic fibrosis. In connection with the Genentech Agreement, we have received an upfront payment and are eligible to receive additional milestone payments in the aggregate of approximately $96.0 million, subject to the achievement of specified development, regulatory and commercial milestones. In addition, Genentech is obligated to pay us tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement.

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

In the fourth quarter of 2018, we completed a follow-on public offering whereby we sold 12,650,000 shares of common stock at a public offering price of $6.75 per share, which included 1,650,000 shares issued pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock. We received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and other offering expenses.

In March 2018, we entered into a sales agreement with Leerink Partners LLC, or Leerink, with respect to an at-the-market, or ATM, offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $50.0 million. As of March 31, 2019, we sold an aggregate of 3,475,166 shares of our common stock for total net proceeds of approximately $21.6 million under the ATM program. On March 28, 2019 the Company delivered a notice of termination of the ATM offering program to Leerink, effective as of April 7, 2019.

Since our inception, we have incurred significant operating losses. Our net losses were $14.4 million and $11.0 million for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, we had an accumulated deficit of $292.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand and/or advance our proprietary combination therapy candidates, PTI-801, PTI-808 and PTI-428, into Phase 3 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the TDN, the CTN, and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts;
•	advance the research and development efforts of our CF and other product candidates, including, without limitation, back-up compounds; and
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

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $105.3 million. We believe that our existing cash, cash equivalents, and short-term investments are sufficient to fund our projected operating expenses and capital requirements for at least the next 12 months; however, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.  See “Liquidity and Capital Resources.”

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the three months ended March 31, 2019 and 2018 was derived from our collaboration and license agreements.

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended March 31,
	2019	2018
CF	$11,855	$3,927
UPR	112	316
Unallocated expenses:
Employee-related	2,813	2,595
Facility-related	550	746
Other	818	816
Total research and development expenses	$16,148	$8,400

We expect that our expenses will increase substantially in connection with our ongoing clinical trials, preclinical development, and commercialization activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-801, PTI-808 or PTI-428 or our proprietary combination therapies for the treatment of CF or the cost associated with the development of any of our other product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of the amortization of premiums and discounts on our short-term investments and the gains or losses associated with the changes in the fair values of our derivative liability. The derivative liability relates to a cash settlement option associated with the change of control provision in our CFF collaboration agreement. We remeasure the fair value of our derivative liability at each reporting period and record the change in fair value in other income (expense), net.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
Revenue	$5,000	$942	$4,058
Operating expenses:
Research and development	16,148	8,400	7,748
General and administrative	3,943	3,823	120
Total operating expenses	20,091	12,223	7,868
Loss from operations	(15,091)	(11,281)	3,810
Interest income	357	165	192
Other income, net	316	90	226
Net loss	$(14,418)	$(11,026)	$3,392

Revenue

Revenue was $5.0 million for the three months ended March 31, 2019, compared to $0.9 million for the three months ended March 31, 2018.  Revenue for the three months ended March 31, 2019 is related to the Genentech Agreement, while revenue for three months ended March 31, 2018 is related to the collaboration agreement with Astellas.  The increase of $4.1 million is due to the $5.0 million up front payment related to the Genentech Agreement recognized in the first quarter of 2019, which was not present in the first quarter of 2018. The Astellas agreement terminated in the fourth quarter of 2018.

Research and Development Expenses

Research and development expenses were $16.1 million for the three months ended March 31, 2019, compared to $8.4 million for the three months ended March 31, 2018. The increase of $7.7 million was primarily due to an increase of approximately $7.7 million in clinical related research activities.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended March 31, 2019, compared to $3.8 million for the three months ended March 31, 2018. The increase of $0.1 million in general and administrative expenses was primarily due to an increase of $0.3 million in professional fees, offset by a decrease of $0.2 million in employee-related expenses.

Interest Income

Interest income was $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, and consists of interest earned on short-term investments. The increase of $0.2 million was due to an increase in invested cash during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of the proceeds from the follow-on offering during the fourth quarter of 2018.

Other Income, Net

Other income was $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.2 million in other income is primarily due to an increase in net accretion of discounts on short-term securities in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials; and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offerings, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as sales of stock under our now terminated ATM program with Leerink acting as our sales agent.

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $105.3 million. As of March 31, 2019, we had an accumulated deficit of $292.0 million. During the three months ended March 31, 2019, we incurred a loss of $14.4 million and used $13.4 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of March 31, 2019 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, for at least the next 12 months. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(13,429)	$(12,034)
Cash provided by investing activities	16,147	893
Cash provided by financing activities	56	46
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,774	$(11,095)

Operating Activities

Net cash used in operating activities was $13.4 million during the three months ended March 31, 2019, primarily driven by our net loss of $14.4 million, offset by non-cash charges of $1.0 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials. Non-cash charges include $0.8 million of stock-based compensation, $0.3 million of depreciation and amortization, $0.2 million of stock issued for consulting services, offset by $0.3 million of accretion of short term investments.

Net cash used in operating activities was $12.0 million during the three months ended March 31, 2018, primarily driven by our net loss of $11.0 million and changes in our operating assets and liabilities of $2.7 million, offset by non-cash charges of $1.7 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials. Changes in operating assets and liabilities were primarily related to a decrease of $1.1 million in accrued expenses, a decrease of $0.9 million in accounts payable, an increase of $0.6 million in prepaids and other current assets and a decrease of $0.2 million in operating lease liabilities. Non-cash charges include $0.9 million of stock-based compensation, $0.6 million of depreciation and amortization, $0.3 million of stock issued for consulting services, offset by $0.1 million of accretion of short term investments.

Investing Activities

During the three months ended March 31, 2019, net cash provided by investing activities was $16.1 million, consisting of proceeds received from maturities of short-term investments of $37.0 million, partially offset by purchases of our short-term investments of $20.8 million and purchases of property and equipment of $0.1 million.

During the three months ended March 31, 2018, net cash provided by investing activities was $0.9 million, consisting of proceeds received from maturities of short-term investments of $8.9 million, partially offset by purchases of short-term investments of $8.0 million.

Financing Activities

During the three months ended March 31, 2019 and 2018, net cash provided by financing activities was less than $0.1 million, resulting from the issuance of common stock pursuant to our employee stock purchase plan and stock option exercises.

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

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements, for at least 12 months from the date that these financial statements are issued. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support our operating and capital needs. In the event sufficient funds are not available, we may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing research and development and general and administrative activities. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Interim VP of Finance, who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2019, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-801, PTI-808 and PTI-428 for the treatment of CF as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $14.4 million and $11.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $292.0 million.

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

•	seek to obtain regulatory approvals for our proprietary combination therapy candidates, and our other product candidates;
•

seek cooperation and support from third parties, including clinical investigators, industry experts, therapeutic development networks of patient advocacy groups and clinical research organizations, as we enroll patients in our clinical trials;

•	conduct our ongoing clinical trials and prepare for additional clinical trials and potential commercialization potential combination therapies, and our other product candidates;
•

scale up contracted manufacturing processes and quantities to conduct our ongoing clinical trials and prepare for additional clinical trials and the commercialization of potential combination therapies, and our other product candidates for any indications for which we receive regulatory approval;

•	establish outsourcing of the commercial manufacturing of PTI-801, PTI-808 and PTI-428 and our other product candidates for any indications for which we may receive regulatory approval;
•

establish an infrastructure for the sales, marketing and distribution of potential combination therapies, and our other product candidates for any indications for which we may receive regulatory approval;

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

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, as well as the receipt and/or maintenance of regulatory approval of products and product candidates under development by third parties.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate or candidates. Our several development programs are currently focused on demonstrating their respective clinical benefit for CF patients. We do not anticipate generating revenues from sales of our proprietary combination therapy candidates, or any other product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•

Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor (and ivacaftor and tezacaftor), the reimbursement of their cost to CF patients by insurers and their overall success in the market;

•

obtaining favorable results for and advancing the development of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

•	obtaining regulatory approval in the United States our proprietary combination therapy candidates, and our other product candidates for CF and equivalent foreign regulatory approvals;
•

launching and commercializing our proprietary combination therapy candidates, and our other product candidates, including building a production infrastructure and a sales force, and collaborating with third parties;

•	achieving broad market acceptance of our proprietary combination therapy candidates, and our other product candidates in the medical community and with third-party payors; and
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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $105.3 million as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that these financial statements are issued. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

In addition, should our operating plan change, we will be required to reassess our operating capital needs and there can be no assurance that we will have the cash resources to fund any changed operating plan or that additional funding will be available on terms acceptable to us, if at all. Changing circumstances including those beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us or we may choose to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds to support our ongoing programs for PTI-801, PTI-808 and PTI-428, our proprietary combination therapy candidates, and other clinical candidates, through regulatory approval and commercialization, or if we need or opt to seek to obtain regulatory approval for PTI-801 and/or PTI-428 for administration with other CFTR modulators.

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

•

seek corporate partners for our proprietary combination therapy candidates, or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have three effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million, $100.0 million, and $200.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine.  As of May 3, 2019, an aggregate of approximately $271.2 million of securities remain available for issuance under the three shelf registration statements.  To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

As of December 31, 2018, we had federal and state net operating loss, or NOL, carryforwards of $252.6 million and $240.1 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $10.0 million and $3.6 million, respectively, which begin to expire in 2027 and 2026, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance against our net deferred tax assets.

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

Our business depends on the successful clinical development, regulatory approval and commercialization of PTI-801, a CFTR modulator known as a corrector, and it will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-801 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-801 or any of our other product candidates will be successfully developed or commercialized.

We are pursuing a development path for PTI-801 to be administered with other CFTR modulators as part of a proprietary double or triple combination together with PTI-808, or with PTI-428 and PTI-808.  The success of PTI-801 is therefore dependent on the success of our other proprietary agents (alone or in combination with each other), the success of possible future standard of care therapies, and/or continued market acceptance of existing standard of care therapies.

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

Clinical development and commercialization of combination therapies, such as our potential proprietary double and triple combinations, involve additional complexity and risk, including without limitation, those involving preclinical studies, drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. For example, if we or regulatory bodies identify concerns in preclinical combination toxicology studies, we may need to run additional studies before commencing or continuing clinical development. Combination therapy clinical development may also involve more restrictive inclusion criteria based on the profiles of multiple investigational products, which could delay enrollment. We have limited experience developing and commercializing combination therapies and are competing with industry players with greater resources than us. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, our proposed combination program could be delayed, halted or otherwise fail to receive approval.

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
•

the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials or the requirements for or adequacy of the information and data needed to support the next phase of development (including, without limitation, Phase 3) for one or more of our product candidates, such as our combination therapy candidates;

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

Our lead product candidates are designed to be administered with other CF therapies. Developing product candidates for administration with other therapies may lead to unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

We are exploring proprietary combination therapies consisting of combinations of PTI-801 and PTI-808, as a double combination, and PTI-801, PTI-808 and PTI-428, as a triple combination.  We anticipate that if one or more of our product candidates is approved for marketing, it may be approved to be administered with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the potential use of other therapies in combination with our product candidates. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-801 and PTI-428 as part of a proprietary combination therapy, regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve these combination therapies and we may be forced to delay or terminate the development of any of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for any of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

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

•	inadequate quantity or quality of or access to a product candidate or other materials necessary to conduct clinical trials;
•	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site or sites;
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

Positive results from our preclinical testing of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans (including, without limitation, as part of any predicted correlation between in vitro CFTR protein activity as measured by an Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials). Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for PTI-428 in healthy volunteers confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of one or more of our product candidates, the development timeline and regulatory approval and commercialization prospects for those product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks could also impair our ability to successfully commence, progress or complete studies of our proprietary combination therapy candidates.

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

If we or our stockholders sell substantial amounts of shares of our common stock in the public market or if the market anticipates that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions. Stock sales by us could include private placements of stock and/or public offerings, including without limitation underwritten offerings or offering pursuant to an at-the-market offering program.

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

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” for up to five years. For so long as we are an “emerging growth company,” we will, among other things:

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: May 8, 2019	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Sandra Zimmerman
Sandra Zimmerman
Interim VP of Finance
(Principal Financial and Accounting Officer)