Form 10-Q
period 2019-06-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2019-08-07
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 51,128,976 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

•	anticipated regulatory developments in the United States and foreign countries;
•	our plans to develop and commercialize our combination solutions, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of our combination solutions for any indication;
•	the benefits of FDA and European Commission designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•	our ability to obtain additional financing;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco, Orkambi and Symdeko/Symkevi are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,636	$28,810
Short-term investments	59,385	89,569
Prepaids and other current assets	3,066	2,481
Total current assets	91,087	120,860
Operating lease, right-of-use asset	13,246	13,849
Property and equipment, net	513	605
Other assets	75	—
Restricted cash	828	828
Total assets	$105,749	$136,142
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,160	$1,884
Accrued expenses	6,863	5,661
Operating lease liabilities	1,104	1,056
Total current liabilities	11,127	8,601
Derivative liability	3	3
Operating lease liabilities, net of current portion	12,634	13,196
Total liabilities	23,764	21,800
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 51,099,307 and 50,808,422 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	393,872	391,825
Accumulated other comprehensive income	33	1
Accumulated deficit	(311,971)	(277,535)
Total stockholders’ equity	81,985	114,342
Total liabilities and stockholders’ equity	$105,749	$136,142

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$843	$5,000	$1,785
Operating expenses:
Research and development	16,925	12,604	33,072	21,004
General and administrative	3,682	3,957	7,626	7,780
Total operating expenses	20,607	16,561	40,698	28,784
Loss from operations	(20,607)	(15,718)	(35,698)	(26,999)
Interest income	297	194	654	359
Other income, net	292	46	608	136
Net loss	$(20,018)	$(15,478)	(34,436)	(26,504)
Net loss per share—basic and diluted	$(0.39)	$(0.43)	$(0.67)	$(0.75)
Weighted average common shares outstanding—basic and diluted	51,097,456	36,009,109	51,037,514	35,245,796
Other comprehensive income (loss):
Unrealized gain (loss) on investments	15	16	32	(10)
Comprehensive loss	$(20,003)	$(15,462)	$(34,404)	$(26,514)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at March 31, 2019	51,043,158	$51	$392,851	$18	$(291,953)	$100,967
Stock-based compensation expense	—	—	949	—	—	949
Issuance of common stock for payment of consulting services	56,149	—	72	—	—	72
Other comprehensive income	—	—	—	15	—	15
Net loss	—	—	—	—	(20,018)	(20,018)
Balances at June 30, 2019	51,099,307	$51	$393,872	$33	$(311,971)	$81,985

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at December 31, 2018	50,808,422	$51	$391,825	$1	$(277,535)	$114,342
Exercise of stock options	2,543	—	3	—	—	3
Stock-based compensation expense	—	—	1,749	—	—	1,749
Issuance of common stock for payment of consulting services	102,302	—	242	—	—	242
Issuance of common stock pursuant to employee stock purchase plan	22,615	—	53	—	—	53
Vesting of restricted stock units	163,425	—	—	—	—	—
Other comprehensive income	—	—	—	32	—	32
Net loss	—	—	—	—	(34,436)	(34,436)
Balances at June 30, 2019	51,099,307	$51	$393,872	$33	$(311,971)	$81,985

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at March 31, 2018	34,482,574	$35	$286,851	$(28)	$(226,729)	$60,129
Stock-based compensation expense	—	—	927	—	—	927
Issuance of common stock for payment of consulting services	42,510	—	226	—	—	226
Issuance of common stock related to at-the-market offering program, net	2,110,818	2	10,511	—	—	10,513
Vesting of restricted stock units	—	—	—	—	—	—
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(15,478)	(15,478)
Balances at June 30, 2018	36,635,902	$37	$298,515	$(12)	$(242,207)	$56,333

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balances at December 31, 2017	34,416,088	$35	$285,583	$(2)	$(216,808)	$68,808
Exercise of stock options	8,775	—	21	—	—	21
Stock-based compensation expense	—	—	1,841	—	—	1,841
Issuance of common stock for payment of consulting services	94,107	—	534	—	—	534
Issuance of common stock pursuant to employee stock purchase plan	6,114	—	25	—	—	25
Issuance of common stock related to at-the-market offering program, net	2,110,818	2	10,511	—	—	10,513
Impact of adoption of ASC 606	—	—	—	—	1,105	1,105
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,504)	(26,504)
Balances at June 30, 2018	36,635,902	$37	$298,515	$(12)	$(242,207)	$56,333

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,436)	$(26,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	704	1,094
Amortization (accretion) of short-term investments	(614)	(129)
Stock-based compensation expense	1,749	1,841
Stock issued for consulting services	242	534
Change in fair value of derivative liability	—	(22)
Loss on disposal of property and equipment	—	41
Changes in operating assets and liabilities:
Prepaids and other current assets	(585)	(761)
Other assets	(75)	18
Accounts payable	1,276	(258)
Accrued expenses	1,202	402
Deferred revenue	—	(3)
Operating lease liabilities	(514)	(1,118)
Net cash used in operating activities	(31,051)	(24,865)
Cash flows from investing activities:
Purchases of short-term investments	(43,170)	(24,883)
Proceeds received from maturities of short-term investments	74,000	28,850
Purchases of property and equipment	(9)	(406)
Net cash provided by investing activities	30,821	3,561
Cash flows from financing activities:
Proceeds from issuance of common stock related to at-the-market offering program, net	—	10,513
Proceeds from exercise of stock options	3	21
Proceeds from issuance of common stock pursuant to employee stock purchase plan	53	25
Deferred offering costs	—	(171)
Net cash provided by financing activities	56	10,388
Net increase (decrease) in cash, cash equivalents and restricted cash	(174)	(10,916)
Cash, cash equivalents and restricted cash at beginning of period	29,638	31,674
Cash, cash equivalents and restricted cash at end of period	$29,464	$20,758
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$25
Addition of operating lease, right-of-use asset	$—	$15,304

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

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of $312.0 million. During the six months ended June 30, 2019, the Company incurred losses of $34.4 million and used $31.1 million of cash in operations. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and short-term investments of $88.0 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

In May 2019, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) with respect to an ATM offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $56.6 million (the “HCW ATM program”). HCW acts as the Company’s sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction form the Company. Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay HCW up to 3% of the gross proceeds from any common stock sold through the sales agreement. As of June 30, 2019, the Company has not sold any shares of its common stock under the HCW ATM program.

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

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an at-the-market (“ATM”) offering program under which the Company could have issued and sold, from time to time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $50.0 million. As of March 31, 2019, the Company had sold an aggregate of 3,475,166 shares of its common stock for total net proceeds of approximately $21.6 million under the ATM program. On March 28, 2019 the Company delivered a notice of termination of the ATM offering program to Leerink, effective as of April 7, 2019.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s financial position as of June 30, 2019, results of its operations for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019 have been made. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard was effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$48,869	$26	$(1)	$48,894
U.S. treasury securities	10,483	8	—	10,491
	$59,352	$34	$(1)	$59,385

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$41,478	$2	$(3)	$41,477
U.S. treasury securities	48,090	3	(1)	48,092
	$89,568	$5	$(4)	$89,569

The Company did not have any realized gains or losses on its short-term investments for the three and six months ended June 30, 2019 and 2018. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2019 and 2018.

4.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$27,732	$—	$—	$27,732
Short-term investments:
U.S. government-sponsored enterprise securities	—	48,894	—	48,894
U.S. treasury securities	—	10,491	—	10,491
	$27,732	$59,385	$—	$87,117
Liabilities:
Derivative liability	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$26,806	$—	$—	$26,806
U.S. treasury securities	—	500	—	500
Short-term investments:
U.S. government-sponsored enterprise securities	—	41,477	—	41,477
U.S. treasury securities	—	48,092	—	48,092
	$26,806	$90,069	$—	$116,875
Liabilities:
Derivative liability	$—	$—	$3	$3

During the periods ended June 30, 2019 and December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

The derivative liability relates to a cash settlement option associated with the change of control provision in the Company’s Cystic Fibrosis Foundation, Inc. (“CFF”) agreement, which meets the definition of a derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments. The fair value of the derivative liability was not material at June 30, 2019 and December 31, 2018.

5.Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid clinical, manufacturing and scientific expenses	$1,741	$1,660
Prepaid insurance expenses	691	108
Other prepaid expenses and other current assets	634	713
	$3,066	$2,481

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll and related expenses	$1,992	$2,746
Accrued research and development expenses	4,349	1,965
Accrued professional fees	443	799
Accrued other	79	151
	$6,863	$5,661

7.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan.  As of June 30, 2019, the total number of shares reserved under the 2016 Plan and 2008 Plan was 5,351,340 and the Company had 752,490 shares available for future issuance under the 2016 Plan.

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

During the six months ended June 30, 2019, 22,615 shares of common stock were issued pursuant to the 2016 ESPP. As of June 30, 2019, the total number of shares reserved under the 2016 ESPP was 502,681 shares. The Company recognized less than $0.1 million of stock-based compensation during the three and six months ended June 30, 2019 related to the 2016 ESPP.

Bonus Restricted Stock Units (RSUs)

On February 1, 2018, the Company’s board approved executive bonuses for the year ended December 31, 2017 and elected payment to be made through a grant of an equivalent number of RSUs based on the February 1, 2018 closing share price of the Company’s common stock. The grants did not meet the criteria for liability classification as there was a fixed number of shares to be issued and there is no variability in the number of shares which had been granted. The requisite service period for the awards was from February 1, 2018 to February 1, 2019 (the vesting period).  The Company recognized employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the vesting period of the awards.  On February 1, 2019, the outstanding RSUs fully vested and were converted to 163,425 shares of common stock. As of June 30, 2019, there were no RSUs outstanding and less than $0.1 million of expense was recognized for the six months ended June 30, 2019. As of June 30, 2018, there were no RSUs vested and $0.1 million and $0.2 million of expense was recognized for the three and six months ended June 30, 2018, respectively.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	163,425	$3.20
Granted	—	—
Vested	(163,425)	3.20
Forfeited	—	—
Unvested balance at June 30, 2019	—	$—

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a nonemployee for consulting services, was classified in the statements of operations as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$399	$412	$769	$775
General and administrative	622	741	1,222	1,600
	$1,021	$1,153	$1,991	$2,375

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019 (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2018	3,158,676	$5.93	7.53	$471
Granted	1,497,200	4.08
Exercised	(2,543)	1.09
Forfeited	(54,483)	8.01
Outstanding at June 30, 2019	4,598,850	$5.30	7.88	$—
Exercisable at June 30, 2019	2,126,163	$6.20	6.77	$—
Vested and expected to vest at June 30, 2019	4,515,600	$5.36	7.99	$—

The grant date fair value of options granted during the period was $4.4 million, or $2.92 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of four years.

There were 2,543 shares of common stock issued upon the exercise of outstanding stock options for the six months ended June 30, 2019, resulting in total proceeds of less than $0.1 million. In accordance with Company policy, the shares were issued from the shares reserved for issuance under the stock plans described above. The intrinsic value of options exercised for the six months ended June 30, 2019 was less than $0.1 million.

As of June 30, 2019, there was $6.9 million of unrecognized compensation cost related to employee and nonemployee unvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.65 years. Stock compensation costs have not been capitalized by the Company.

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of June 30, 2019, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones.

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

As of June 30, 2019, the Company has measured the transaction price solely in reference to the $5.0 million payment due upon receipt of notice from Genentech regarding the satisfactory completion of the technology and materials transfer.  None of the variable consideration payable under the arrangement has been included in the transaction price as of June 30, 2019.  Through June 30, 2019, the Company has not achieved any research, development, regulatory or commercial milestones or earned any royalties under the Genentech Agreement.  The Company utilizes the most likely amount method to estimate the amount of research, development and regulatory milestone payments to be received.  As part of the evaluation for the research and development milestone payments, the Company considers several factors, including the stage of research and development of the compounds included in the arrangement, the risk associated with the remaining research and development work required to achieve the milestone and the Company’s level of involvement in the research and development activities.  None of the variable consideration payable has been included in the transaction price through June 30, 2019. Regulatory milestone payments are triggered upon the first commercial sale following receipt of regulatory approval from the FDA or other global regulatory authorities; therefore, such amounts will be excluded from the transaction price until the associated regulatory approval is received.  The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of:  (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate.  As all performance obligations have been satisfied the Company will recognize royalty revenue at the date the sales occur. The Company did not adjust the promised amount of consideration for the effects of a significant financing component because the Company expects that the period between when the promised goods and services are transferred and when the customer pays for those goods and services will be one year or less.  There were no changes in the transaction price for the six months ended June 30, 2019.

The Company allocated the transaction price of $5.0 million to the sole identified performance obligation in its entirety.  Amounts allocated to the combined performance obligation comprised of the exclusive license and the associated technology and materials transfer will be recognized as revenue at a point in time based on the date on which Genentech provides notice regarding the satisfactory completion of the technology and materials transfer.  Upon the successful execution of the technology and materials transfer, control is considered to be transferred to both the exclusive license and the technology and materials transfer promises due primarily to the payment contingency and timing of the conveyance of risks and rewards of ownership. In February 2019, the Company completed the technology and materials transfer and received the upfront payment of $5.0 million.  The Company recognized revenue of $5.0 million for the six months ended June 30, 2019 as the technology and materials transfer has been completed. As of June 30, 2019, the Company did not have any receivables or deferred revenue related to the Genentech Agreement because neither had any payments under the arrangement become due nor had the underlying performance obligation been satisfied.

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

Revenue associated with the performance obligation was recognized as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over this period and in management’s judgment, was the best measure of progress towards satisfying the performance obligation. As of December 31, 2018, the research and development services related to this performance obligation were complete. The Company recognized $0.8 million and $1.8 million of revenue related to the Astellas Agreement for the three and six months ended June 30, 2018, respectively.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three and six months ended June 30, 2019 and 2018 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.  All of the Company’s losses before income taxes were generated in the United States.

10.	Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(20,018)	$(15,478)	$(34,436)	$(26,504)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	51,097,456	36,009,109	51,037,514	35,245,796
Net loss per share—basic and diluted	$(0.39)	$(0.43)	$(0.67)	$(0.75)

The following common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	June 30,
	2019	2018
Options to purchase common stock	4,598,850	3,346,629
Restricted stock units	—	183,506
	4,598,850	3,530,135

11. Leases

The Company has an operating lease for office and laboratory space for its corporate headquarters in Boston, Massachusetts. The lease commenced in January 2018 and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.

The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the lease agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component and its associated non-lease components as a single lease component. It has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company’s real estate lease in Boston is considered a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  The Company’s prior lease in Cambridge, Massachusetts expired in May 2018. As of June 30, 2019 and December 31, 2018, assets under operating lease were $13.2 million and $13.8 million, respectively.  The elements of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2019	2018
Lease cost
Operating lease cost	$459	$662
Variable lease cost (1)	179	163
Total lease cost	$638	$825

	For the Six Months Ended June 30,
	2019	2018
Lease cost
Operating lease cost	$921	$1,322
Variable lease cost (1)	316	309
Total lease cost	$1,237	$1,631

Other information
Operating cash flows used for operating leases	$836	$461
Operating lease liabilities arising from obtaining right-of-use assets	$13,738	$14,746
Weighted-average remaining lease term	8.84 years	9.84 years
Weighted-average discount rate	4.50%	4.50%

(1)	The variable lease costs for the three and six months ended June 30, 2019 and 2018 include common area maintenance charges.

Future lease payments under noncancelable leases as of June 30, 2019 (in thousands):

Future Operating Lease Payments
2019	$851
2020	1,733
2021	1,780
2022	1,829
2023	1,880
Thereafter	8,757
Total lease payments	16,830
Less: imputed interest	(3,092)
Total operating lease liabilities	$13,738

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. We focus on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR protein. CFTR modulators are compounds that affect the synthesis, folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. We currently have investigational agents representative of all three classes of CFTR modulators in clinical development and include PTI-801, a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. We are pursuing proprietary dual combination of PTI-801 and PTI-808, and triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. We are developing and, if approved, intend to commercialize our own combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

With the advent of CFTR modulators, the CF treatment paradigm is shifting from palliative care, which addresses only the symptoms of CF, to disease-modifying agents that target the sequelae of the genetic cause of the disease which is the mutated CFTR protein. We are developing and, if approved, intend to commercialize a proprietary combination therapy for patients with an F508del mutation of the CFTR gene, the most common CFTR gene mutation.  Approximately 86% of all CF patients in the United States and 82% in Europe have an F508del mutation of the CFTR gene, which are approximately evenly split between homozygous (having two copies of the F508del mutation), and heterozygous (having an F508del mutation and one other CF causing mutation).

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

Clinical Trials

As of February 2019, all three of our investigational drugs have completed trials in healthy volunteers and are now being investigated in CF patients. Cumulatively, we have tested our investigational agents in clinical studies in over 500 healthy volunteers and CF patients.

Triple Combination

While other combination drug discovery and development approaches for CF that are built on one potentiator and two correctors discovered through typical phenotypic screening, our triple combination program includes PTI-801, a third-generation corrector/turbocorrector, PTI-808, a potentiator, and PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. All three of our investigational agents are orally bioavailable CFTR modulators which we believe are appropriate for once daily dosing. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the newly synthesized, unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with correctors and potentiators significantly improves the in vitro CFTR protein activity to levels above what can be achieved by these CFTR modulators when used alone.

In March 2019, we announced results from the Phase 1 clinical studies of our proprietary CFTR modulators PTI-801, PTI-808, and PTI-428. This comprehensive data set included efficacy and safety data from 14-day studies of PTI’s proprietary combination therapy (PTI-808, PTI-801 and PTI-428). The proprietary combination pharmacokinetics, or PK, results were as expected. The compounds were generally well tolerated with no serious adverse events or discontinuations reported during the triple combination treatment period. In a per protocol analysis, a PTI-801 dose-dependent improvement of ppFEV1 and SC concentration was observed across cohorts. Further, improvement in ppFEV1 did not reach a plateau by day 14.

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

Double Combination

In October 2018, we provided an update from our proprietary combination development programs, including positive preliminary results from three double combination cohorts of the Phase 1, randomized, double-blind, placebo-controlled studies with co-administration of PTI-801 and PTI-808. Double combination studies were designed to assess the safety, tolerability, and PK of PTI-801, a third-generation CFTR corrector and PTI-808, a novel CFTR potentiator, compared to placebo over a 14-day dosing period in CF subjects across dose levels of each modulator. Changes in sweat chloride, or SC, concentration and in percent predicted FEV1, ppFEV1, were assessed and evaluated as endpoints.

We have initiated further studies of the double, with or without PTI-428, in Phase 2, 28-day studies in CF subjects with at least one F508del mutation. These studies will position the Company to complete Phase 2 enrollment in 2019 and initiate Phase 3 studies in mid-2020, as previously guided.

Add-on Therapy

We completed a 14-day once-a-day dosing study with PTI-801 in CF subjects on background lumacaftor/ivacaftor therapy and reported preliminary data from the first 48 subjects who were dosed with either PTI-801 (100 mg, 200 mg and 400 mg) or placebo in June 2018. Safety and PK results were as expected. At higher doses, PTI-801 demonstrated a statistically significant improvement in sweat chloride and body mass index in the 14-day treatment period. An improvement in ppFEV1 was observed across all dose cohorts, although the change was not statistically significant. In hyperglycemic subjects with Cystic Fibrosis Related Diabetes, PTI-801 led to a statistically significant normalization of blood glucose levels at the three dose levels analyzed. We believe these results support the goal of studying PTI-801 as part of our proprietary double and triple combination therapy regimens.

In March 2019, we reported data from separate studies of PTI-801 over 14 days and PTI-428 over 28 days as add-on treatments to background tezacaftor/ivacaftor therapy, in CF subjects. Neither study demonstrated a statistically significant improvement in ppFEV1 at the end of treatment period.  However, consistent with the corrector and amplifier mechanism of action, PTI-801 add-on led to statistically significant improvements in SC while addition of PTI-428 led to an increase in CFTR protein biomarker. The Company has deprioritized development of add-on approaches as product opportunities.

Regulatory

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in the United States, Canada, and Europe. In January 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network, or TDN, and the Clinical Trial Network, CTN. Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation, or CFF, and the European CF Society, or ECFS, respectively.  In April 2018, the TDN endorsed the study protocol to investigate PTI-428 in CF patients on background Symdeko® therapy. In May 2019, the TDN and CTN endorsed our Phase 2, 28-day studies in CF subjects with at least one F508del mutation.

In March 2017, the FDA granted Fast Track designation for PTI-801, a corrector molecule, for the investigation of its treatment of CF. In April 2018, the FDA granted Fast Track designation for our triple combination program for the treatment of CF. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications with the FDA relating to the development plan and clinical trial design and may be eligible for priority review if certain criteria are met.

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

Also, in March 2018, the FDA granted Orphan Drug Designation for PTI-428. The FDA grants Orphan Drug Designation to promote the development of product candidates for rare conditions affecting fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition in the U.S., as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees.  In May 2019, the European Commission, or EC, granted Orphan Drug Designation, or ODD, to PTI-428 for the treatment of CF. Companies that obtain ODD from the EC benefit from a number of incentives, including ten-year marketing exclusivity in the European Union, or EU, upon approval, as well as eligibility for protocol assistance, reduced fees and access to the EU's centralized marketing authorization procedure.

Financings and Funding

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

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC, or HCW, with respect to an ATM offering program, or the HCW ATM Program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $56.6 million. We will pay HCW a commission equal to three percent of the gross sales proceeds of any shares sold through HCW under the agreement. As of June 30, 2019, there were no shares sold under the HCW ATM Program.

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

In March 2018, we entered into a sales agreement with Leerink Partners LLC, or Leerink, with respect to an at-the-market, or ATM, offering program under which we were able to offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $50.0 million. As of March 31, 2019, we sold an aggregate of 3,475,166 shares of our common stock for total net proceeds of approximately $21.6 million under the ATM program. On March 28, 2019 we delivered a notice of termination of the ATM offering program to Leerink, effective as of April 7, 2019.

Since our inception, we have incurred significant operating losses. Our net losses were $34.4 million and $26.5 million for the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, we had an accumulated deficit of $312.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $88.0 million. We believe that our existing cash, cash equivalents, and short-term investments are sufficient to fund our projected operating expenses and capital requirements for at least the next 12 months; however, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.  See “Liquidity and Capital Resources.”

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the six months ended June 30, 2019 and 2018 was derived from our collaboration and license agreements.

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CF	$12,606	$8,510	$24,462	$12,437
UPR	100	361	212	677
Unallocated expenses:
Employee-related	2,539	2,493	5,352	5,088
Facility-related	579	536	1,129	1,282
Other	1,101	704	1,917	1,520
Total research and development expenses	$16,925	$12,604	$33,072	$21,004

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, patent, regulatory, compliance, director and officer insurance costs and director expenses, as well as investor and public relations expenses associated with being a public company.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Revenue	$—	$843	$(843)
Operating expenses:
Research and development	16,925	12,604	4,321
General and administrative	3,682	3,957	(275)
Total operating expenses	20,607	16,561	4,046
Loss from operations	(20,607)	(15,718)	4,889
Interest income	297	194	103
Other income, net	292	46	246
Net loss	$(20,018)	$(15,478)	$4,540

Revenue

There was no revenue for the three months ended June 30, 2019, compared to $0.8 million for the three months ended June 30, 2018.  Revenue for the three months ended June 30, 2018 is related to the collaboration agreement with Astellas, or the Astellas Agreement.  The decrease of $0.8 million is due to the Astellas Agreement being terminated in the fourth quarter of 2018.

Research and Development Expenses

Research and development expenses were $16.9 million for the three months ended June 30, 2019, compared to $12.6 million for the three months ended June 30, 2018. The increase of $4.3 million was primarily due to an increase of approximately $3.8 million in clinical-related research activities, $0.4 million in employee-related expenses and $0.1 million in professional fees.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2019, compared to $4.0 million for the three months ended June 30, 2018. The decrease of $0.3 million in general and administrative expenses was primarily due to a decrease of $0.2 million in professional fees and $0.1 million in employee-related expenses.

Interest Income

Interest income was $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and consists of interest earned on short-term investments. The increase of $0.1 million was due to an increase in invested cash during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as a result of the proceeds from the follow-on offering during the fourth quarter of 2018.

Other Income, Net

Other income was $0.3 million and less than $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $0.2 million in other income is primarily due to an increase in net accretion of discounts on short-term securities in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Revenue	$5,000	$1,785	$3,215
Operating expenses:
Research and development	33,072	21,004	12,068
General and administrative	7,626	7,780	(154)
Total operating expenses	40,698	28,784	11,914
Loss from operations	(35,698)	(26,999)	8,699
Interest income	654	359	295
Other income, net	608	136	472
Net loss	$(34,436)	$(26,504)	$7,932

Revenue

Revenue was $5.0 million for the six months ended June 30, 2019, compared to $1.8 million for the six months ended June 30, 2018.  Revenue for the six months ended June 30, 2019 is related to the Genentech Agreement, while revenue for six months ended June 30, 2018 is related to the Astellas Agreement. The increase of $3.2 million is due to the $5.0 million up front payment related to the Genentech Agreement recognized in the first quarter of 2019, offset by the Astellas Agreement being terminated in the fourth quarter of 2018.

Research and Development Expenses

Research and development expenses were $33.1 million for the six months ended June 30, 2019, compared to $21.0 million for the six months ended June 30, 2018. The increase of $12.1 million was primarily due to an increase of approximately $11.5 million in clinical-related research activities and $0.6 million in employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the six months ended June 30, 2019, compared to $7.8 million for the six months ended June 30, 2018. The decrease of $0.2 million in general and administrative expenses was primarily due to a decrease of $0.2 million in employee-related expenses.

Interest Income

Interest income was $0.7 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively, and consisted of interest earned on short-term investments. The increase of $0.3 million was due to an increase in invested cash during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of the proceeds from the follow-on offering during the fourth quarter of 2018.

Other Income, Net

Other income was $0.6 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $0.5 million in other income is primarily due to an increase in net accretion of discounts on short-term securities in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $88.0 million. As of June 30, 2019, we had an accumulated deficit of $312.0 million. During the six months ended June 30, 2019, we incurred a loss of $34.4 million and used $31.1 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of June 30, 2019 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, for at least the next 12 months. However, additional funding will be necessary to complete the funding of critical path activities anticipated in 2020. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(31,051)	$(24,865)
Cash provided by investing activities	30,821	3,561
Cash provided by financing activities	56	10,388
Net decrease in cash, cash equivalents and restricted cash	$(174)	$(10,916)

Operating Activities

Net cash used in operating activities was $31.1 million during the six months ended June 30, 2019, primarily driven by our net loss of $34.4 million, offset by non-cash charges of $2.1 million and changes in operating assets and liabilities of $1.3 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our clinical trials and preclinical studies. Non-cash charges include $1.7 million of stock-based compensation, $0.7 million of depreciation and amortization, $0.3 million of stock issued for consulting services, partially offset by $0.6 million of accretion of short-term investments. Changes in operating assets and liabilities were primarily related to an increase of $1.3 million in accounts payable and an increase of $1.2 million in accrued expenses, partially offset by a decrease of $0.5 million in operating lease liabilities, an increase of $0.6 million in prepaids and other current assets and an increase of $0.1 million in other assets.

Net cash used in operating activities was $24.9 million during the six months ended June 30, 2018, primarily driven by our net loss of $26.5 million and changes in our operating assets and liabilities of $1.7 million, offset by non-cash charges of $3.4 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials. Non-cash charges included $1.8 million of stock-based compensation, $1.1 million of depreciation and amortization, $0.5 million of stock issued for consulting services. Changes in operating assets and liabilities were primarily related to a decrease of $1.1 million in operating lease liabilities, an increase of $0.8 million in prepaids and other current assets, and a decrease of $0.3 million in accounts payable, partially offset by an increase of $0.4 million in accrued expenses.

Investing Activities

During the six months ended June 30, 2019, net cash provided by investing activities was $30.8 million, consisting of proceeds received from maturities of short-term investments of $74.0 million, partially offset by purchases of our short-term investments of $43.2 million.

During the six months ended June 30, 2018, net cash provided by investing activities was $3.6 million, consisting of proceeds received from maturities of short-term investments of $28.9 million, partially offset by purchases of short-term investments of $24.9 million and $0.4 million in purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2019 net cash provided by financing activities was less than $0.1 million, resulting from the issuance of common stock pursuant to our employee stock purchase plan and stock option exercises.

During the six months ended June 30, 2018, net cash provided by financing activities was $10.4 million, consisting primarily of proceeds from the issuance of common stock related to our at-the-marketing offering program.

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

•	maintain, expand and protect our intellectual property portfolio;
•	expand our operational, financial and management systems to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
•	increase our product liability and clinical trial insurance coverage as we initiate additional clinical trials, expand our existing clinical trials and launch commercialization efforts.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the timing of, and costs involved in, manufacturing our drug candidates and any drugs we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	delays that may be caused by changing regulatory requirements;
•	cost of employees to support our potential growth;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Controller, who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2019, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-801, PTI-808 and PTI-428 for the treatment of CF as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $20.0 million and $34.4 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $312.0 million.

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

•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts and seek to discover additional product candidates, including back-up candidates to existing product candidates; and
•	add clinical, regulatory, operational, financial and management information systems to support our clinical development and commercialization efforts and operations as a public company.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $88.0 million as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that these financial statements are issued. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have three effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million, $100.0 million, and $200.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of August 7, 2019, an aggregate of approximately $327.8 million of securities remain available for issuance under the three shelf registration statements, including up to approximately $56.6 million of our common stock that we may offer and sell, from time to time, at our discretion, through H.C. Wainwright & Co., LLC (“HWC”) as our sales agent under an at-the-market offering program sales agreement that we entered into with HCW in May 2019.  To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

The failure to maintain our license agreement with Genentech, Inc., or the failure of Genentech, Inc. to perform their obligations under the agreement, could negatively impact our business.

We are currently party to a technology transfer and license agreement with Genentech, Inc., or Genentech, in which we granted Genentech a worldwide, exclusive license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network.  We have limited control over the timing and amount of resources that Genentech will dedicate to this arrangement. In particular, we will not be entitled to receive milestone or royalty payments from Genentech absent further development and eventual commercialization of medicines resulting from this license agreement.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have no issued patents covering any of our product candidates, including PTI-801, PTI-808, PTI-428 and our combination therapies, or our technologies, and many of our patent applications related to our CF program are in the earliest stages, including several provisional patent applications, although we do have four (4) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

Because of the specialized scientific nature of our business and the unique properties of our technology, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Ms. Meenu Chhabra, Ms. Sheila Wilson, Drs. Geoffrey Gilmartin, Benito Munoz and Marija Zecevic, who have extensive knowledge of and experience developing our technology. The loss of any of their services might significantly delay or prevent the achievement of our research, development and business objectives.

We may need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we may need to hire additional qualified scientific personnel to perform research and development, and preclinical studies, as well as personnel with expertise in clinical operations, clinical testing, government regulation, compliance, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face strong competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions, many of which have greater financial and other resources than us. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our facilities are located in Massachusetts, which may make attracting and retaining qualified scientific and technical personnel from outside of Massachusetts difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to maintain a listing of our common stock on The Nasdaq Global Market.

We must meet certain financial and liquidity criteria to maintain such listing including a requirement for the common stock to trade above $1.00 per share. If we fail to meet any of The Nasdaq Global Market’s listing standards including if our common stock trades below $1.00 per share for 30 consecutive trading days, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from The Nasdaq Global Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. A delisting of our common stock could significantly impair our ability to raise capital.

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

As a public company, we are incurring and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Dodd-Frank Act and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costlier. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. We expect that we may need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements may increase our legal and financial compliance costs and may make some activities more time-consuming and costlier. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a continued increase in legal, accounting, insurance and certain other expenses in the future, which may negatively impact our business, results of operations and financial condition.

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: August 7, 2019	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Eric Larson
Eric Larson
Controller
(Principal Financial and Accounting Officer)