Form 10-Q
period 2019-09-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2019-11-07
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 51,128,976 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

•	anticipated regulatory developments in the United States and foreign countries;
•	our plans to develop and commercialize our combination solutions, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of our combination solutions for any indication;
•	the benefits of FDA and European Commission designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•	our ability to obtain additional financing;
•	our ability to remain listed on a national securities exchange;
•	the loss of key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

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

Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$35,304	$28,810
Short-term investments	42,457	89,569
Prepaids and other current assets	1,933	2,481
Total current assets	79,694	120,860
Operating lease, right-of-use asset	12,940	13,849
Property and equipment, net	464	605
Other assets	112	—
Restricted cash	828	828
Total assets	$94,038	$136,142
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,068	$1,884
Accrued expenses	6,377	5,661
Operating lease liabilities	1,129	1,056
Total current liabilities	11,574	8,601
Derivative liability	3	3
Operating lease liabilities, net of current portion	12,340	13,196
Total liabilities	23,917	21,800
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 51,128,976 and 50,808,422 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	394,858	391,825
Accumulated other comprehensive income	16	1
Accumulated deficit	(324,804)	(277,535)
Total stockholders’ equity	70,121	114,342
Total liabilities and stockholders’ equity	$94,038	$136,142

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$1,055	$5,000	$2,840
Operating expenses:
Research and development	10,145	15,591	43,217	36,595
General and administrative	3,154	4,150	10,781	11,931
Total operating expenses	13,299	19,741	53,998	48,526
Loss from operations	(13,299)	(18,686)	(48,998)	(45,686)
Interest income	224	171	879	530
Other income, net	242	87	850	224
Net loss	$(12,833)	$(18,428)	$(47,269)	$(44,932)
Net loss per share—basic and diluted	$(0.25)	$(0.50)	$(0.93)	$(1.26)
Weighted average common shares outstanding—basic and diluted	51,099,307	36,694,957	51,058,339	35,734,159
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(17)	5	15	(5)
Comprehensive loss	$(12,850)	$(18,423)	$(47,254)	$(44,937)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at June 30, 2019	51,099,307	$51	$393,872	$33	$(311,971)	$81,985
Stock-based compensation expense	—	—	961	—	—	961
Issuance of common stock pursuant to employee stock purchase plan	29,669	—	25	—	—	25
Other comprehensive income	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,833)	(12,833)
Balances at September 30, 2019	51,128,976	$51	$394,858	$16	$(324,804)	$70,121

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at December 31, 2018	50,808,422	$51	$391,825	$1	$(277,535)	$114,342
Exercise of stock options	2,543	—	3	—	—	3
Stock-based compensation expense	—	—	2,710	—	—	2,710
Issuance of common stock for payment of consulting services	102,302	—	242	—	—	242
Issuance of common stock pursuant to employee stock purchase plan	52,284	—	78	—	—	78
Vesting of restricted stock units	163,425	—	—	—	—	—
Other comprehensive income	—	—	—	15	—	15
Net loss	—	—	—	—	(47,269)	(47,269)
Balances at September 30, 2019	51,128,976	$51	$394,858	$16	$(324,804)	$70,121

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at June 30, 2018	36,635,902	$37	$298,515	$(12)	$(242,207)	$56,333
Stock-based compensation expense	—	—	855	—	—	855
Issuance of common stock for payment of consulting services	61,046	—	170	—	—	170
Issuance of common stock related to at-the-market offering program, net	—	—	(28)	—	—	(28)
Other comprehensive income	—	—	—	5	—	5
Net loss	—	—	—	—	(18,428)	(18,428)
Balances at September 30, 2018	36,696,948	$37	$299,512	$(7)	$(260,635)	$38,907

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balances at December 31, 2017	34,416,088	$35	$285,583	$(2)	$(216,808)	$68,808
Exercise of stock options	8,775	—	21	—	—	21
Stock-based compensation expense	—	—	2,697	—	—	2,697
Issuance of common stock for payment of consulting services	155,153	—	704	—	—	704
Issuance of common stock pursuant to employee stock purchase plan	6,114	—	25	—	—	25
Issuance of common stock related to at-the-market offering program, net	2,110,818	2	10,482	—	—	10,484
Impact of adoption of ASC 606	—	—	—	—	1,105	1,105
Other comprehensive loss	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(44,932)	(44,932)
Balances at September 30, 2018	36,696,948	$37	$299,512	$(7)	$(260,635)	$38,907

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(47,269)	$(44,932)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,059	1,428
Accretion of short-term investments	(850)	(205)
Stock-based compensation expense	2,710	2,697
Stock issued for consulting services	242	704
Change in fair value of derivative liability	—	(22)
Loss on disposal of property and equipment	—	41
Changes in operating assets and liabilities:
Prepaids and other current assets	548	(553)
Other assets	(112)	27
Accounts payable	2,184	47
Accrued expenses	716	2,283
Operating lease liabilities	(783)	(1,019)
Net cash used in operating activities	(41,555)	(39,504)
Cash flows from investing activities:
Purchases of short-term investments	(63,040)	(30,604)
Proceeds received from maturities of short-term investments	111,017	48,850
Purchases of property and equipment	(9)	(406)
Net cash provided by investing activities	47,968	17,840
Cash flows from financing activities:
Proceeds from issuance of common stock related to at-the-market offering program, net	—	10,546
Proceeds from exercise of stock options	3	21
Proceeds from issuance of common stock pursuant to employee stock purchase plan	78	25
Deferred offering costs	—	(62)
Net cash provided by financing activities	81	10,530
Net increase (decrease) in cash, cash equivalents and restricted cash	6,494	(11,134)
Cash, cash equivalents and restricted cash at beginning of period	29,638	31,674
Cash, cash equivalents and restricted cash at end of period	$36,132	$20,540
Supplemental disclosure of non-cash investing and financing activities:
Addition of operating lease, right-of-use asset	$—	$14,962

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis (“CF”) and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. The Company focuses on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator (“CFTR”). The Company’s CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, the Company has exploited its novel mechanism of action as a drug screening tool and has subsequently identified correctors and potentiators to be developed as part of combination therapies. Investigational agents representative of all three classes of CFTR modulators are currently in clinical development and include PTI-801, a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. The Company is pursuing proprietary dual combination of PTI-801 and PTI-808, and proprietary triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. The Company is developing and, if approved, intends to commercialize their own proprietary combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of $324.8 million. During the nine months ended September 30, 2019, the Company incurred losses of $47.3 million and used $41.6 million of cash in operations. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and short-term investments of $77.8 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least 12 months from the date that these financial statements are issued. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

In May 2019, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $56.6 million (the “HCW ATM program”). HCW acts as the Company’s sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from the Company. Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay HCW up to 3% of the gross proceeds from any common stock sold through the sales agreement. As of September 30, 2019, the Company has not sold any shares of its common stock under the HCW ATM program.

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

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an ATM offering program under which the Company could have issued and sold, from time to time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $50.0 million. As of March 31, 2019, the Company had sold an aggregate of 3,475,166 shares of its common stock for total net proceeds of approximately $21.6 million under the ATM program. On March 28, 2019 the Company delivered a notice of termination of the ATM offering program to Leerink, effective as of April 7, 2019.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s financial position as of September 30, 2019, results of its operations for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019 have been made. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.

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

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$27,500	$11	$—	$27,511
U.S. treasury securities	14,941	5	—	14,946
	$42,441	$16	$—	$42,457

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$41,478	$2	$(3)	$41,477
U.S. treasury securities	48,090	3	(1)	48,092
	$89,568	$5	$(4)	$89,569

The Company did not have any realized gains or losses on its short-term investments for the three and nine months ended September 30, 2019 and 2018. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2019 and 2018.

4.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,351	$—	$—	$32,351
U.S. treasury securities	—	1,996	—	1,996
Short-term investments:
U.S. government-sponsored enterprise securities	—	27,511	—	27,511
U.S. treasury securities	—	14,946	—	14,946
	$32,351	$44,453	$—	$76,804
Liabilities:
Derivative liability	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$26,806	$—	$—	$26,806
U.S. treasury securities	—	500	—	500
Short-term investments:
U.S. government-sponsored enterprise securities	—	41,477	—	41,477
U.S. treasury securities	—	48,092	—	48,092
	$26,806	$90,069	$—	$116,875
Liabilities:
Derivative liability	$—	$—	$3	$3

During the periods ended September 30, 2019 and December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

The derivative liability relates to a cash settlement option associated with the change of control provision in the Company’s Cystic Fibrosis Foundation, Inc. (“CFF”) agreement, which meets the definition of a derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments. The fair value of the derivative liability was not material at September 30, 2019 and December 31, 2018.

5.Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid clinical, manufacturing and scientific expenses	$1,103	$1,660
Prepaid insurance expenses	436	108
Other prepaid expenses and other current assets	394	713
	$1,933	$2,481

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll and related expenses	$2,579	$2,746
Accrued research and development expenses	3,417	1,965
Accrued professional fees	289	799
Accrued other	92	151
	$6,377	$5,661

7.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan.  As of September 30, 2019, the total number of shares reserved under the 2016 Plan and 2008 Plan was 5,351,340 and the Company had 806,276 shares available for future issuance under the 2016 Plan.

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

During the nine months ended September 30, 2019, 52,284 shares of common stock were issued pursuant to the 2016 ESPP. As of September 30, 2019, the total number of shares reserved under the 2016 ESPP was 473,012 shares. The Company recognized less than $0.1 million of stock-based compensation during the three and nine months ended September 30, 2019 related to the 2016 ESPP.

Bonus Restricted Stock Units (RSUs)

On February 1, 2018, the Company’s board approved executive bonuses for the year ended December 31, 2017 and elected payment to be made through a grant of an equivalent number of RSUs based on the February 1, 2018 closing share price of the Company’s common stock. The grants did not meet the criteria for liability classification as there was a fixed number of shares to be issued and there is no variability in the number of shares which had been granted. The requisite service period for the awards was from February 1, 2018 to February 1, 2019 (the vesting period).  The Company recognized employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the vesting period of the awards.  On February 1, 2019, the outstanding RSUs fully vested and were converted to 163,425 shares of common stock. As of September 30, 2019, there were no RSUs outstanding and less than $0.1 million of expense was recognized for the nine months ended September 30, 2019. As of September 30, 2018, there were no RSUs vested and $0.1 million and $0.4 million of expense was recognized for the three and nine months ended September 30, 2018, respectively.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	163,425	$3.20
Granted	—	—
Vested	(163,425)	3.20
Forfeited	—	—
Unvested balance at September 30, 2019	—	$—

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a nonemployee for consulting services, was classified in the statements of operations as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$460	$419	$1,228	$1,195
General and administrative	501	606	1,724	2,206
	$961	$1,025	$2,952	$3,401

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019 (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2018	3,158,676	$5.93	7.53	$471
Granted	1,514,700	4.04
Exercised	(2,543)	1.09
Forfeited	(125,769)	6.73
Outstanding at September 30, 2019	4,545,064	$5.28	7.62	$—
Exercisable at September 30, 2019	2,321,542	$6.16	6.64	$—
Vested and expected to vest at September 30, 2019	4,461,814	$5.33	7.73	$—

The grant date fair value of options granted during the period was $4.4 million, or $2.89 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of four years.

There were 2,543 shares of common stock issued upon the exercise of outstanding stock options for the nine months ended September 30, 2019, resulting in total proceeds of less than $0.1 million. In accordance with Company policy, the shares were issued from the shares reserved for issuance under the stock plans described above. The intrinsic value of options exercised for the nine months ended September 30, 2019 was less than $0.1 million.

As of September 30, 2019, there was $5.7 million of unrecognized compensation cost related to employee and nonemployee unvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.51 years. Stock compensation costs have not been capitalized by the Company.

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of September 30, 2019, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones.

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

As of September 30, 2019, the Company has measured the transaction price solely in reference to the $5.0 million payment due upon receipt of notice from Genentech regarding the satisfactory completion of the technology and materials transfer.  None of the variable consideration payable under the arrangement has been included in the transaction price as of September 30, 2019.  Through September 30, 2019, the Company has not achieved any research, development, regulatory or commercial milestones or earned any royalties under the Genentech Agreement.  The Company utilizes the most likely amount method to estimate the amount of research, development and regulatory milestone payments to be received.  As part of the evaluation for the research and development milestone payments, the Company considers several factors, including the stage of research and development of the compounds included in the arrangement, the risk associated with the remaining research and development work required to achieve the milestone and the Company’s level of involvement in the research and development activities.  None of the variable consideration payable has been included in the transaction price through September 30, 2019. Regulatory milestone payments are triggered upon the first commercial sale following receipt of regulatory approval from the FDA or other global regulatory authorities; therefore, such amounts will be excluded from the transaction price until the associated regulatory approval is received.  The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of:  (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate.  As all performance obligations have been satisfied the Company will recognize royalty revenue at the date the sales occur. The Company did not adjust the promised amount of consideration for the effects of a significant financing component because the Company expects that the period between when the promised goods and services are transferred and when the customer pays for those goods and services will be one year or less.  There were no changes in the transaction price for the nine months ended September 30, 2019.

The Company allocated the transaction price of $5.0 million to the sole identified performance obligation in its entirety.  Amounts allocated to the combined performance obligation comprised of the exclusive license and the associated technology and materials transfer will be recognized as revenue at a point in time based on the date on which Genentech provides notice regarding the satisfactory completion of the technology and materials transfer.  Upon the successful execution of the technology and materials transfer, control is considered to be transferred to both the exclusive license and the technology and materials transfer promises due primarily to the payment contingency and timing of the conveyance of risks and rewards of ownership. In February 2019, the Company completed the technology and materials transfer and received the upfront payment of $5.0 million.  The Company recognized revenue of $5.0 million for the nine months ended September 30, 2019 as the technology and materials transfer has been completed. As of September 30, 2019, the Company did not have any receivables or deferred revenue related to the Genentech Agreement because neither had any payments under the arrangement become due nor had the underlying performance obligation been satisfied.

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

Revenue associated with the performance obligation was recognized as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over this period and in management’s judgment, was the best measure of progress towards satisfying the performance obligation. As of December 31, 2018, the research and development services related to this performance obligation were complete. The Company recognized $1.1 million and $2.8 million of revenue related to the Astellas Agreement for the three and nine months ended September 30, 2018, respectively.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three and nine months ended September 30, 2019 and 2018 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.  All of the Company’s losses before income taxes were generated in the United States.

10.	Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(12,833)	$(18,428)	$(47,269)	$(44,932)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	51,099,307	36,694,957	51,058,339	35,734,159
Net loss per share—basic and diluted	$(0.25)	$(0.50)	$(0.93)	$(1.26)

The following common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	September 30,
	2019	2018
Options to purchase common stock	4,545,064	3,207,797
Restricted stock units	—	163,425
	4,545,064	3,371,222

11. Leases

The Company has an operating lease for office and laboratory space for its corporate headquarters in Boston, Massachusetts. The lease commenced in January 2018 and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.

The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the lease agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component and its associated non-lease components as a single lease component. It has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company’s real estate lease in Boston is considered a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  The Company’s prior lease in Cambridge, Massachusetts expired in May 2018. As of September 30, 2019 and December 31, 2018, assets under operating lease were $12.9 million and $13.8 million, respectively.  The elements of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2019	2018
Lease cost
Operating lease cost	$462	$447
Variable lease cost (1)	182	154
Total lease cost	$644	$601

	For the Nine Months Ended September 30,
	2019	2018
Lease cost
Operating lease cost	$1,387	$1,769
Variable lease cost (1)	494	463
Total lease cost	$1,881	$2,232

Other information
Operating cash flows used for operating leases	$1,261	$1,220
Operating lease liabilities arising from obtaining right-of-use assets	$13,469	$14,502
Weighted-average remaining lease term	8.59 years	9.59 years
Weighted-average discount rate	4.50%	4.50%

(1)	The variable lease costs for the three and nine months ended September 30, 2019 and 2018 include common area maintenance charges.

Future lease payments under noncancelable leases as of September 30, 2019 (in thousands):

Future Operating Lease Payments
2019	$425
2020	1,733
2021	1,780
2022	1,829
2023	1,880
Thereafter	8,757
Total lease payments	16,404
Less: imputed interest	(2,935)
Total operating lease liabilities	$13,469

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, and other diseases caused by an imbalance in the proteostasis network, a set of pathways that control protein biosynthesis, folding, trafficking and clearance. We focus on identifying therapies that restore protein function. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR protein. CFTR modulators are compounds that affect the synthesis, folding, trafficking, function and clearance of CFTR protein and can be classified according to the ways in which they affect CFTR protein. Our CF focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we have exploited its novel mechanism of action as a drug screening tool and have subsequently identified correctors and potentiators to be developed as part of combination therapies. We currently have investigational agents representative of all three classes of CFTR modulators in clinical development and include PTI-801, a third generation CFTR corrector, PTI-808, a CFTR potentiator, and PTI-428, a CFTR amplifier. We are pursuing proprietary dual combination of PTI-801 and PTI-808, and proprietary triple combination of PTI-801, PTI-808 and PTI-428 as product opportunities. We are developing and, if approved, intend to commercialize our own combination therapies for CF patients who have at least one F508del mutation, representing the majority of the patient population.

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

Triple Combination

While other combination drug discovery and development approaches for CF that are built on one potentiator and two correctors discovered through typical phenotypic screening, our proprietary triple combination program includes PTI-801, a third-generation corrector/turbocorrector, PTI-808, a potentiator, and PTI-428, an amplifier, a novel CFTR modulator with unique and distinguished molecular properties. All three of our investigational agents are orally bioavailable CFTR modulators which we believe are appropriate for once daily dosing. Amplifiers, which include PTI-428, are CFTR modulators that selectively increase the amount of the newly synthesized, unfolded form of CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of PTI-428 with correctors and potentiators significantly improves the in vitro CFTR protein activity to levels above what can be achieved by these CFTR modulators when used alone.

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

We have exclusive worldwide commercial rights to PTI-801, PTI-808, and PTI-428, as well as our proprietary combinations. Given the well-characterized and clearly identified patient populations with CF in the United States, Canada, Europe, Australia and New Zealand, we intend to independently commercialize our product candidates, including, without limitation, our combination therapy candidates, in those regions. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

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

We have initiated further studies of the double, with or without PTI-428, in Phase 2, 28-day studies in CF subjects with at least one F508del mutation. The Company completed Phase 2 enrollment in 2019 and is positioned to initiate Phase 3 studies in 2020, as previously guided.

Regulatory

Combination study protocols for trials in CF patients have been reviewed by key patient advocacy and regulatory authorities in the United States, Canada, Europe, Australia, and New Zealand. In January 2018, we announced that our proprietary triple combination clinical study protocol received endorsement and a high strategic fit score from the Therapeutics Development Network, or TDN, and the Clinical Trial Network, CTN. Our double combination protocol has also received the endorsement of the TDN. The TDN and CTN are the drug development arms of the Cystic Fibrosis Foundation, or CFF, and the European CF Society, or ECFS, respectively.  In April 2018, the TDN endorsed the study protocol to investigate PTI-428 in CF patients on background Symdeko® therapy. In May 2019, the TDN and CTN endorsed our Phase 2, 28-day studies in CF subjects with at least one F508del mutation.

In March 2017, the FDA granted Fast Track designation for PTI-801, a corrector molecule, for the investigation of its treatment of CF. In April 2018, the FDA granted Fast Track designation for our proprietary triple combination program for the treatment of CF. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications with the FDA relating to the development plan and clinical trial design and may be eligible for priority review if certain criteria are met.

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

Equity Financings and Research Funding

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

In March 2018, we entered into a sales agreement with Leerink Partners LLC, or Leerink, with respect to an ATM offering program under which we were able to offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $50.0 million. As of March 31, 2019, we sold an aggregate of 3,475,166 shares of our common stock for total net proceeds of approximately $21.6 million under the ATM offering program. On March 28, 2019 we delivered a notice of termination of the ATM offering program to Leerink, effective as of April 7, 2019.

Since our inception, we have incurred significant operating losses. Our net losses were $47.3 million and $44.9 million for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, we had an accumulated deficit of $324.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $77.8 million. We believe that our existing cash, cash equivalents, and short-term investments are sufficient to fund our projected operating expenses and capital requirements for at least the next 12 months. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support its operating and capital needs.  Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. Our ability to raise capital may be hindered by the fact that we are currently not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1), which could ultimately lead to our delisting from The Nasdaq Global Market (“Nasdaq”) if we are unable to regain compliance. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.  See “Liquidity and Capital Resources.”

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue during the nine months ended September 30, 2019 and 2018 was derived from our collaboration and license agreements.

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CF	$6,084	$10,455	$30,546	$22,892
UPR	91	875	303	1,553
Unallocated expenses:
Employee-related	2,755	2,475	8,107	7,563
Facility-related	499	609	1,577	1,891
Other	716	1,177	2,684	2,696
Total research and development expenses	$10,145	$15,591	$43,217	$36,595

If our ongoing studies are successful, we expect that our expenses will increase substantially in connection with our ongoing clinical trials, preclinical development, and commercialization activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of PTI-801, PTI-808 or PTI-428 or our proprietary combination therapies for the treatment of CF or the cost associated with the development of any of our other product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
Revenue	$—	$1,055	$(1,055)
Operating expenses:
Research and development	10,145	15,591	(5,446)
General and administrative	3,154	4,150	(996)
Total operating expenses	13,299	19,741	(6,442)
Loss from operations	(13,299)	(18,686)	(5,387)
Interest income	224	171	53
Other income, net	242	87	155
Net loss	$(12,833)	$(18,428)	$(5,595)

Revenue

There was no revenue for the three months ended September 30, 2019, compared to $1.1 million for the three months ended September 30, 2018.  Revenue for the three months ended September 30, 2018 is related to the collaboration agreement with Astellas, or the Astellas Agreement, which was terminated in the fourth quarter of 2018.

Research and Development Expenses

Research and development expenses were $10.1 million for the three months ended September 30, 2019, compared to $15.6 million for the three months ended September 30, 2018. The decrease of $5.5 million was primarily due to a decrease of approximately $5.6 million in clinical-related research activities and $0.1 million in professional fees, partially offset by an increase of $0.2 million in employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended September 30, 2019, compared to $4.2 million for the three months ended September 30, 2018. The decrease of $1.0 million in general and administrative expenses was primarily due to a decrease of $0.8 million in professional fees and $0.4 million in facility expenses, partially offset by an increase of $0.2 million in employee-related expenses.

Interest Income

Interest income was $0.2 million for each of the three months ended September 30, 2019 and 2018, and consists of interest earned on short-term investments.

Other Income, Net

Other income was $0.2 million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $0.1 million in other income is primarily due to an increase in net accretion of discounts on short-term securities in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Revenue	$5,000	$2,840	$2,160
Operating expenses:
Research and development	43,217	36,595	6,622
General and administrative	10,781	11,931	(1,150)
Total operating expenses	53,998	48,526	5,472
Loss from operations	(48,998)	(45,686)	3,312
Interest income	879	530	349
Other income, net	850	224	626
Net loss	$(47,269)	$(44,932)	$2,337

Revenue

Revenue was $5.0 million for the nine months ended September 30, 2019, compared to $2.8 million for the nine months ended September 30, 2018.  Revenue for the nine months ended September 30, 2019 is related to the Genentech Agreement, while revenue for nine months ended September 30, 2018 is related to the Astellas Agreement. The increase of $2.2 million is due to the $5.0 million up front payment related to the Genentech Agreement recognized in the first quarter of 2019, offset by the Astellas Agreement which was terminated in the fourth quarter of 2018.

Research and Development Expenses

Research and development expenses were $43.2 million for the nine months ended September 30, 2019, compared to $36.6 million for the nine months ended September 30, 2018. The increase of $6.6 million was primarily due to an increase of approximately $5.9 million in clinical-related research activities and $0.7 million in employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the nine months ended September 30, 2019, compared to $11.9 million for the nine months ended September 30, 2018. The decrease of $1.1 million in general and administrative expenses was primarily due to a decrease of $0.8 million in professional fees and $0.4 million in facility costs, partially offset by an increase of $0.1 million in other expenses.

Interest Income

Interest income was $0.9 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively, and consisted of interest earned on short-term investments. The increase of $0.4 million was due to an increase in invested cash during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of the proceeds from the follow-on offering during the fourth quarter of 2018.

Other Income, Net

Other income was $0.9 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $0.7 million in other income is primarily due to an increase in net accretion of discounts on short-term securities in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

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

On August 26, 2019, we received a letter from the Nasdaq staff indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until February 24, 2020, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5450(a)(1) if at any time before February 24, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $77.8 million. As of September 30, 2019, we had an accumulated deficit of $324.8 million. During the nine months ended September 30, 2019, we incurred a loss of $47.3 million and used $41.6 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of September 30, 2019 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, for at least the next 12 months. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(41,555)	$(39,504)
Cash provided by investing activities	47,968	17,840
Cash provided by financing activities	81	10,530
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,494	$(11,134)

Operating Activities

Net cash used in operating activities was $41.6 million during the nine months ended September 30, 2019, primarily driven by our net loss of $47.3 million, partially offset by non-cash charges of $3.2 million and changes in operating assets and liabilities of $2.6 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our clinical trials and preclinical studies. Non-cash charges include $2.7 million of stock-based compensation, $1.1 million of depreciation and amortization, $0.2 million of stock issued for consulting services, partially offset by $0.8 million of accretion of short-term investments. Changes in operating assets and liabilities were primarily related to an increase of $2.2 million in accounts payable, an increase of $0.7 million in accrued expenses and a decrease in prepaid and other current assets of $0.5 million, partially offset by a decrease of $0.8 million in operating lease liabilities.

Net cash used in operating activities was $39.5 million during the nine months ended September 30, 2018, primarily driven by our net loss of $44.9 million, partially offset by non-cash charges of $4.6 million and changes in our operating assets and liabilities of $0.8 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our clinical trials and preclinical studies. Non-cash charges included $2.7 million of stock-based compensation, $1.4 million of depreciation and amortization, $0.7 million of stock issued for consulting services, offset partially by $0.2 million of accretion of short-term investments. Changes in operating assets and liabilities were primarily related to an increase of $2.3 million in accrued expenses and an increase of $0.1 million in account payable, partially offset by a decrease of $1.0 million in operating lease liabilities, and an increase of $0.6 million in prepaids and other current assets.

Investing Activities

During the nine months ended September 30, 2019, net cash provided by investing activities was $48.0 million, consisting of proceeds received from maturities of short-term investments of $111.0 million, partially offset by purchases of our short-term investments of $63.0 million.

During the nine months ended September 30, 2018, net cash provided by investing activities was $17.8 million, consisting of proceeds received from maturities of short-term investments of $48.9 million, partially offset by purchases of short-term investments of $30.6 million and $0.4 million in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2019 net cash provided by financing activities was less than $0.1 million, resulting from the issuance of common stock pursuant to our employee stock purchase plan and stock option exercises.

During the nine months ended September 30, 2018, net cash provided by financing activities was $10.4 million, consisting primarily of proceeds from the issuance of common stock related to our at-the-marketing offering program.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in obtaining regulatory approvals for our product candidates;
•	the timing of, and costs involved in manufacturing our drug candidates and any drugs we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	delays that may be caused by changing regulatory requirements;
•	cost of employees to support our potential growth;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2019, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-801, PTI-808 and PTI-428 for the treatment of CF as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $12.8 million and $47.3 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $324.8 million.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate or candidates. Our several development programs are currently focused on demonstrating their respective clinical benefit for CF patients. We do not anticipate generating revenues from sales of our proprietary combination therapy candidates, or any other product candidate for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on:

•

Vertex’s continued compliance with regulatory requirements, the continued commercial availability of ivacaftor and lumacaftor, and ivacaftor and tezacaftor, with or without elexacaftor, the reimbursement of their cost to CF patients by insurers and their overall success in the market;

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $77.8 million as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that these financial statements are issued. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have three effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million, $100.0 million, and $200.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of November 5, 2019, an aggregate of approximately $327.8 million of securities remain available for issuance under the three shelf registration statements, including up to approximately $56.6 million of our common stock that we may offer and sell, from time to time, at our discretion, through H.C. Wainwright & Co., LLC (“HWC”) as our sales agent under an at-the-market offering program sales agreement that we entered into with HCW in May 2019.  To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We also depend on the success of our product candidate PTI-808, which is currently in early clinical development. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize PTI-808.

Our business depends on the successful clinical development, regulatory approval and commercialization of PTI-808, a CFTR modulator known as a potentiator, and it will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of PTI-808 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that PTI-808 or any of our other product candidates will be successfully developed or commercialized.

We are pursuing a development path for PTI-808 to be administered with other CFTR modulators as part of a proprietary double or triple combination together with PTI-801, or with PTI-428 and PTI-801.  The success of PTI-808 is therefore dependent on the success of our other proprietary agents (alone or in combination with each other), the success of possible future standard of care therapies, and/or continued market acceptance of existing standard of care therapies.

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

If the data from our existing, ongoing and planned preclinical studies and clinical trials of PTI-801, PTI-808 and PTI-428 as part of a proprietary combination therapy, regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve these combination therapies and we may be forced to delay or terminate the development of any of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for any of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

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

Successful completion of the clinical trials for PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect or assume, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Conducting our trials in Europe and other ex-U.S. jurisdictions has and will continue to require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of PTI-428, which we believe contributed to a delay in our now completed PTI-428 Phase 2 trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex, and other companies with greater resources and experience than us.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

•

unfavorable review of or a decision to defer sanctioning or not to sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; while the TDN approved and favorably ranked our proprietary triple combination (for PTI-801, PTI-808 and PTI-428), proprietary double combination (for PTI-801 and PTI-808), PTI-801 protocols as well as our PTI-801 and PTI-428 trials in patients on background Symdeko, we cannot assure you that it will sanction any of our other trials; the CTN has approved and favorably ranked the protocols for our PTI-801, PTI-428 and triple combination trials and we are actively working to continue to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful

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

Positive results from our preclinical testing of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans (including, without limitation, as part of any predicted correlation between in vitro CFTR protein activity as measured by an Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials). Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to PTI-428 were observed to increase proportionally with exposure to PTI-428. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for PTI-428 in healthy volunteers and PTI-428 as an add-on agent to Symdeko confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of one or more of our product candidates, the development timeline and regulatory approval and commercialization prospects for those product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks could also impair our ability to successfully commence, progress or complete studies of our proprietary combination therapy candidates.

Even if we obtain positive clinical results for PTI-801, PTI-808 or PTI-428 or our proprietary combination therapy candidates in early-stage clinical trials (including, without limitation, those involving a relatively short duration in a small number of subjects, with the publication of interim, initial, preliminary or final results), those positive results may not be repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of our product candidates, including PTI-801, PTI-808, PTI-428, and any proprietary combination therapy candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of PTI-801, PTI-808 and PTI-428 and any proprietary combination therapy candidates in the United States. Similar requirements apply in the European Union and other foreign jurisdictions. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary, initial or interim results of a clinical trial do not necessarily predict final results. Our current CF trials involve relatively short duration in a small number of patients, resulting in limited data sets. From time to time, we may publish or report interim, initial or preliminary data from our clinical trials. Interim, initial or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, initial or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data. We may also experience delays in analyzing or an inability to analyze samples, including, without limitation, biomarker data, due to insufficient sample size, errors in collection procedures at one or more sites, or other factors. As a result, interim, initial or preliminary data should be viewed with caution until the final data are available.

Negative or inconclusive results of our clinical trials of PTI-801, PTI-808 or PTI-428, any proprietary combination therapy candidates, or any other clinical trials we conduct, could mandate repeated or additional clinical studies. We do not know whether our clinical trials of any product candidate will demonstrate adequate efficacy and safety to result in regulatory approval to market such product candidate. Even if early-stage clinical results are favorable, if later-stage clinical trials (including, without limitation, those for longer duration with greater numbers of patients) do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including PTI-801, PTI-808 and PTI-428, and any proprietary combination therapy candidates, may be adversely impacted.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates, or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of PTI-428 we observed reduced platelet counts in the animals we tested following administration at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.  Even if approved for marketing, our product candidates could face label restrictions based on the above factors or others.

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

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates or any of our other product candidates.

We cannot commercialize our product candidates, including PTI-801, PTI-808, PTI-428, and our proprietary combination therapy candidates, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for PTI-801, PTI-808, PTI-428, proprietary combination therapy candidates, or our other product candidates at all. Additional delays may result if PTI-801, PTI-808, PTI-428, proprietary combination therapy candidates, or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including PTI-801, PTI-808, PTI-428, and proprietary combination therapy candidates.

Even if we obtain regulatory approval for PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates and/or our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including PTI-801, PTI-808 and PTI-428 and our proprietary combination therapy candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, including Phase 4 clinical trials. For example, the labeling, if approved for our product candidates, including PTI-801, PTI-808 and PTI-428 and our proprietary combination therapy candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications described in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates or any of our other product candidates in the United States, we may never obtain approval for or commercialize PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

Risks Relating to Commercialization of Our Product Candidates

The commercial success of PTI-801, PTI-808, PTI-428, any proprietary combination therapy candidates and our other product candidates will depend upon the acceptance of those products, if approved, by the medical community, including physicians, patients and health care payors.

Even if PTI-801, PTI-808, PTI-428, any proprietary combination therapy candidates or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including PTI-801, PTI-808, and PTI-428 and any proprietary combination therapy candidates, will depend on a number of factors, including:

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

If any of our product candidates, including PTI-801, PTI-808, and PTI-428 and any proprietary combination therapy candidates, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing PTI-801, PTI-808, PTI-428, our proprietary combination therapy candidates or our other product candidates for CF. Further, it is possible that we may advance our clinical trials only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if PTI-801, PTI-808, PTI-428, proprietary combination therapy candidates or our other product candidates are approved for marketing, they may have limited sales due to particularly intense competition in the CF market.

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

Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of PTI-801, PTI-808, and PTI-428. Changes in standard of care or use patterns could also make our combination therapy obsolete. For example, Vertex has developed tezacaftor and ivacaftor as a combination therapy on its own, and with another corrector, elexacaftor, and was recently granted marketing approval for both combinations under the names Symdeko and Trikafta, respectively.

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

We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. For example, actual or perceived risks of our product candidates, such as PTI-428, PTI-808, PTI 801, or our proprietary combination therapy candidates, or actual or perceived benefits of product candidates of our competitors, may negatively affect potential clinical trial participants or patients when deciding whether to participate in our clinical trials, and could result in patients seeking alternative clinical trials or commercial therapies from our competitors. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market. Further, research and discoveries by others may result in breakthroughs that render our product candidates obsolete even before they begin to generate any revenue.

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

Payor approval and reimbursement may not be available for PTI-801, PTI-808, PTI-428, any proprietary combination therapy candidates and our other product candidates, or third party therapies taken with our drugs, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of PTI-801, PTI-808 or PTI-428, any proprietary combination therapy candidates, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Reimbursement levels may be impacted by factors including, without limitation, the perceived safety and efficacy of our products relative to the cost (and relative to the perceived safety and efficacy and cost for available competitive products), the views of independent research organizations on drug pricing and the political climate, many of which factors we cannot control.  Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize PTI-801, PTI-808, PTI-428, any proprietary combination therapy candidates, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including PTI-801, PTI-808, and PTI-428 or any proprietary combination therapy candidates. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of PTI-801, PTI-808, PTI-428, any proprietary combination therapy candidates, and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including PTI-801, PTI-808, and PTI-428 and any proprietary combination therapy candidates, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have one issued U.S. patent relating to our product candidate, PTI-428, and pending patent applications directed to our other product candidates in PTI-801, PTI-808, PTI-428, our combination therapies and our technologies. Many of our patent applications related to our CF program are in the earliest stages, including provisional patent applications, although we do have five (5) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

•	the success of, and fluctuation in, the sales of our product candidates, if approved;

•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	changes in expectations as to our future preclinical or clinical results or prospects, including those of securities analysts and investors;
•	our announcement of significant licensing or collaboration arrangements, or the termination of such arrangements;
•	our announcement of significant contracts, acquisitions, or capital commitments;
•	announcements by our competitors of competing products, clinical data, or other initiatives, including, without limitation, those that lead to the development of a new standard of care;
•	announcements by third parties of significant claims or proceedings against us;
•	regulatory and reimbursement developments in the United States and abroad;
•	future sales of our common stock or debt securities;
•	ability to meet The Nasdaq Global Market’s minimum listing requirements;
•	additions or departures of key personnel; and
•	general domestic and international economic conditions unrelated to our performance.

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

Prior to our initial public offering in February 2016, there was no public market for shares of our common stock. The listing of our common stock on The Nasdaq Global Market (“Nasdaq”) does not assure that a meaningful, consistent and liquid trading market exists. Although our common stock is listed on The Nasdaq Global Market, trading volume in our common stock has been limited and an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future, or impair our ability to license or acquire other product candidates, businesses or technologies using our shares as consideration.

If we fail to regain compliance with the requirements for continued listing on The Nasdaq Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

We must meet certain financial and liquidity criteria to maintain such listing including a requirement for the common stock to trade above $1.00 per share. If we fail to meet any of The Nasdaq Global Market’s listing standards including if our common stock trades below $1.00 per share for 30 consecutive trading days, our common stock may be delisted.

As previously reported, on August 26, 2019, we received a letter from the Listing Qualification Department (the “Staff”) of The Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, our common stock had not maintained the minimum bid price requirement of $1.00 per share pursuant to Nasdaq Listing Rule 5450(a)(1). The Nasdaq letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Global Market under the symbol “PTI” at this time.

We have been provided an initial period of 180 calendar days, or until February 24, 2020, to regain compliance. If at any time before February 24, 2020, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we comply with the minimum closing bid price and our common stock will continue to be eligible for listing on The Nasdaq Global Market and the matter will be closed.

If we are not in compliance by February 24, 2020, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify, we must apply to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid price requirement. In addition, we will be required to pay an application fee to Nasdaq and will need to notify Nasdaq of our intention to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split, during the second compliance period.

No assurance can be given that we will meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to advance our drug development programs, potential loss of confidence by investors and employees, and fewer business development opportunities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company.	S-3	333-228529	3.1	November 23, 2018

3.2	Second Amended and Restated By-laws of the Company.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Company.	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant.	S-1	333-208735	4.3	December 23, 2015

4.4	Form of Senior Indenture	S-3	333-228529	4.6	November 23, 2018

4.5	Form of Subordinated Indenture	S-3	333-228529	4.7	November 23, 2018

10.31	Separation Agreement and General Release between the Company and Po-Shun Lee, dated as of July 22, 2019.				Filed herewith

10.32	Consulting Agreement between the Company and Po-Shun Lee, dated as of July 23, 2019.				Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: November 7, 2019	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Eric Larson
Eric Larson
Controller
(Principal Financial and Accounting Officer)