Form 10-K
period 2019-12-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2020-03-10
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37695

PROTEOSTASIS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8436652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Guest Street, Suite 500 Boston, Massachusetts	02135
(Address of Principal Executive Offices)	(Zip Code)

(617) 225-0096

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.001	PTI	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, based on the last reported sale price of the registrant’s common stock of $0.98 was $46,857,063.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 6, 2020, there were 52,147,656 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this report, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are often identified by the words, “aim,” “anticipate,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “project,” “seek,” “should,” “target,”  “will,” “would” or the negative of these terms or other comparable terminology intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•

the development of our product candidates, including statements regarding the timing of initiation, completion and the outcome of clinical studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	our ability to advance our product candidates into, and successfully complete, clinical trials;
•	our ability to establish additional collaborations for our product candidates;
•	our estimates regarding anticipated filing of investigational new drugs, or INDs and/or amended protocols for our product candidates;
•	our ability to obtain and maintain regulatory approval of our combination solutions, for any indication, and any related restrictions, limitations or warnings of an approved drug or therapy;
•

our ability to obtain and maintain sanctioning or favorable scoring of our clinical trials or protocols from other third parties, such as the Therapeutics Development Network, or TDN, of the Cystic Fibrosis Foundation, or CFF, or the Clinical Trial Network, or CTN, of the European Cystic Fibrosis Society;

•

intense competition in the cystic fibrosis market and the ability of our competitors, many of whom have greater resources than we do, to run clinical trials that may limit the patients available for our trials, and to offer different, better or lower cost therapeutic alternatives than our product candidates;

•	anticipated regulatory developments in the United States and foreign countries;
•	our plans to research, develop, manufacture and commercialize our combination solutions, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for our combination solutions, and our ability to serve those markets;
•	the rate and degree of market acceptance of our combination solutions for any indication;
•	the benefits of FDA and European Commission designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and capital requirements;
•	our ability to attract and retain qualified key scientific or management personnel; and
•	other forward-looking statements discussed elsewhere in this report.

You should refer to “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

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

Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta are trademarks of Vertex Pharmaceuticals Incorporated.

PART I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, through theratyping, or the process of matching modulators to individual response to treatment regardless of CFTR mutations. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR protein. Although, CF is defined as a monogenic recessive genetic disorder caused by mutations in the CFTR gene, there is a broad range of disease activity for different organ systems in CF, including lung disease, meconium ileus, diabetes, and liver disease, even for CF patients who are homozygous for the most common mutation, F508del mutation. In summary, CF genotype does not always match CF phenotype.

CFTR modulators are compounds that affect the synthesis, folding, trafficking, function and clearance of CFTR protein and are potentially disease modifying. However, these modulators are only available to certain patient subsets based on genotype or a classification based on the ways in which they affect CFTR protein. They have been found to substantially improve patient health outcomes compared to best supportive care, although these drugs have variable efficacy among individuals, as has been observed for most drugs.

In a clinical setting when treatment efficacy is uncertain for individuals, and when high costs limit “trial and error” approaches to assessing potential benefit for a patient from a specific drug, the new focus has become  matching individuals with drugs that are most likely to be effective.  Thus, emerging evidence and increased use of CF patient derived cells studied in a laboratory test, such as the organoid assay, have been shown to provide a patient-friendly and cost-effective approach to increasing access to treatment for patients with CF and to optimize the risk-benefit ratio and cost-effectiveness of CFTR modulators. Currently, in many geographies, access to CFTR modulators has been limited because the approved drugs failed to meet cost-effectiveness thresholds required by payors.

Our CF-focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we utilized their novel mechanism of action as a drug screening tool and subsequently identified correctors and potentiators that we are now developing as combination therapies.

We have completed double blind, randomized, placebo-controlled Phase 2 studies with the combination of all three of our investigational CFTR modulators (PTI-801, or posenacaftor, a third generation CFTR corrector; PTI-808, or dirocaftor, a CFTR potentiator; and PTI-428, or nesolicaftor, a CFTR amplifier) in patients with the most common F508del mutations. We are currently investigating combinations of posenacaftor, dirocaftor, and nesolicaftor in an ex vivo study to identify potential clinical responders among subjects with CF who have rare CFTR mutations. Based on the functional response to our investigational CFTR modulators in the ex vivo assay, we will invite select patients to participate in clinical trials with the drug candidates to validate the ability of the ex vivo response to predict clinical benefit.  If approved, we intend to commercialize our combination therapy for CF patients with rare CF mutations and as well as those who have at least a single copy of the F508del mutation.

The approval of CFTR modulator-based therapies, first of a potentiator and then of combinations of a potentiator and correctors, has validated the clinical benefit of a small molecule pharmacological approach to improving CFTR function and has become a standard of care for eligible CF patients. This approval has spurred drug discovery and development of combination therapies of multiple modulators. Correctors, such as lumacaftor, tezacaftor, elexacaftor, and clinical stage posenacaftor, are believed to improve protein folding and trafficking to enable abnormally folded CFTR protein to achieve a higher level of activity without repairing the actual protein mutation. Potentiators, such as ivacaftor and clinical stage dirocaftor, are believed to increase the opening time of the CFTR protein channel, thereby resulting in higher ion flow across the cell membrane.

With the advent of CFTR modulators, the CF treatment paradigm has shifted from palliative care, which addresses only the symptoms of CF, to the use of disease-modifying agents that target the mutated CFTR protein, the direct consequence of the genetic defect. Eligibility of individual patients for approved CFTR modulators is determined on the basis of their genotype. Recently, however, the focus of the medical and payor communities has been on enhancing the cost-effectiveness of CFTR modulators by preselecting drug responsive subjects through laboratory testing of patient derived cells, such as organoids, a methodology that informs treatment decisions on the basis of a “theratype” rather than genotype.

We are developing a disease-modifying combination therapy and, if it is approved, intend to commercialize it for patients with rare CF mutations and for patients with F508del mutation of the CFTR gene, the most common CFTR gene mutation.  Approximately 85% of all CF patients in the United States and 81% of all CF patients in Europe have an F508del mutation of the CFTR gene. These patients are approximately evenly split between F508del homozygotes, which means they have two copies of the F508del mutation, and F508del heterozygotes, which means they have an F508del mutation and one other CF-causing mutation.

In December 2019, we announced topline results from a Phase 2 clinical trial designed to assess the efficacy, safety and tolerability of our once-daily combination of 300 mg of dirocaftor and 600 mg of posenacaftor, which was dosed with and without 10 mg of nesolicaftor, over a four-week treatment period. The global, multicenter, randomized, placebo-controlled trial enrolled 28 F508del homozygous and 40 F508del heterozygous subjects 18 years of age and older into a doublet, triplet or placebo arm. The compounds were generally well tolerated and the majority of reported adverse events were mild to moderate in severity. F508del homozygous subjects receiving what we call our “triple combination”, a combination of posenacaftor, dirocaftor, and nesolicaftor, experienced a mean absolute improvement in ppFEV1 of 8 percentage points over pooled placebo at day 28 (p ≤ 0.01, 95% CI 3, 12; n=11) and an average reduction of sweat chloride concentration of -29 mmol/L (95% CI; -42, -16) (p < 0.0005) compared to pooled placebo. In the F508del heterozygous subjects, improvement in ppFEV1 did not reach statistical significance while reduction of sweat chloride was statistically significant. The observed range of responses were from -13 to +20 in ppFEV1 and from +12 mmol/L to -79 mmol/L in sweat chloride concentration.

In February 2019, we joined the HIT-CF consortium, a pan-European strategic initiative which seeks to validate a personalized therapy approach for CF patients with rare genetic mutations and genotypes that make them ineligible for approved CFTR modulator therapies. As of February 2020, HIT-CF has collected rectal biopsies from over 500 subjects across European Cystic Fibrosis Society, or ECFS, Clinical Trial Network, or CTN, clinical sites out of a population of approximately 2,300 adults in Europe alone who have rare CFTR genotypes. These tissue samples from CF subjects with less-common genotypes are currently assayed as organoids and we are able to use these organoids to test responsiveness to our investigational CFTR modulators. We intend to initiate the CHOICES (Crossover trial based on Human Organoid Individual response in CF - Efficacy Study) trial, which we expect will be the first-ever personalized medicine-based trial in CF, in the second half of 2020. We plan to enroll patients in Europe with CF who are ineligible for current standard of care CFTR modulator therapies due to their genotype. This trial, which is financially supported by the European Commission, is contemplated to be a placebo-controlled, double blind, crossover study with an 8-week treatment period and 6 months of uninterrupted dosing with posenacaftor, dirocaftor, and nesolicaftor. Beyond HIT-CF, other groups in multiple regions have created repositories of patient derived cells, including organoids, that offer additional pools of patients for ex vivo profiling for response to PTI compounds and possible confirmatory clinical trials that would mirror the CHOICES study design.

Our Strategy

Our mission is to improve the lives of patients with CF by providing novel and cost-effective treatment options. In order to accomplish this goal, we plan to execute on the following key strategies:

•

Develop our proprietary triple combination product candidate to address the treatment of rare CFTR mutations and genotypes that are currently not eligible for any approved CFTR modulator products, and rapidly identify targeted patient populations by using our theratyping approach, which is designed to identify individuals most likely to benefit from our therapies.

We are currently investigating combinations of posenacaftor, dirocaftor, and nesolicaftor in an ex vivo study to identify potential clinical responders among subjects with CF who have rare CFTR mutations. Combinations of posenacaftor, dirocaftor, and nesolicaftor are being investigated in organoids for their ability to elicit a functional response ex vivo in CF patient-derived organoid cultures, a laboratory assay which has shown that individual ex vivo CFTR modulator responses correlate with therapeutic in vivo response as measured by ppFEV1 and sweat chloride changes. The published evidence supports that the organoid assay can be used to prospectively select responders and non-responders to CFTR modulator treatments. Data from the organoid study will be used to select a subset of patients for a confirmatory clinical trial to evaluate the predictability of clinical outcomes in the donors. Based on the functional response, we will invite select patients to participate in the CHOICES trial to confirm the translatability of functional ex vivo assays with clinical benefit.  We expect to initiate CHOICES in the second half of 2020, and believe it will be the first-ever personalized medicine-based trial in CF.

•

Continue to use our theratyping approach to identify rare CFTR genotypes to use in the development of our triple combination of posenacaftor, dirocaftor, and nesolicaftor, which is currently being designed to treat CF patients with the more common F508del homozygous genotype.

We identified novel correctors and potentiators that, when combined with a novel class of CFTR modulator called amplifiers, have restored in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del. We nominated posenacaftor, a corrector molecule, and dirocaftor, a potentiator molecule, as drug development candidates that, when combined with nesolicaftor, an amplifier, are active components of our triple combination. All three compounds are being investigated under active INDs under the FDA.

O

Triple Combination: We believe that for the vast majority of patients, the treatment paradigm in CF could be based on combination therapies of CFTR modulators. Based on results from our posenacaftor and nesolicaftor programs, we initiated dosing of our triple combination in CF patients in the first half of 2018 and released preliminary data in the first quarter of 2019. More specifically, our proprietary combination studies explored multiple dose levels of posenacaftor and dirocaftor in combination with nesolicaftor in F508del homozygous CF patients not taking Orkambi or Symdeko. The TDN in the United States and the CTN in Europe have endorsed the protocol for our triple combination and have assigned it a “high strategic fit” score. In December 2019, we announced topline results from our Phase 2 triple combination trial, and we are in the planning stages of a pivotal study of our triple combination. This MORE (Modulator Options to RestorE CFTR) trial will enroll CF subjects with the common F508del homozygous mutation, including collection and organoid profiling of participating subjects.

•	We seek to leverage our knowledge in drug discovery and theratpying to expand our internal capabilities by establishing biobanks of patient derived cells from subjects with CF and other rare diseases.

We plan to establish operations in Europe to expand our research capabilities through close collaboration with existing academic and healthcare provider partners. Our goal is to apply High Throughput Screening, or HTS, of small molecule libraries to patient derived cell-based assays to enable the identification of novel proprietary drug candidates. In addition to cells derived from CF patients, our goal is to expand the biobanking capabilities to other rare and genetic disorders through collaborations with leading medical institutions in Europe.  We may also establish in the future a European satellite office, from which to lead our European-based clinical research activities.

•	Enter into additional collaborative partnerships to develop and commercialize novel compounds in indications outside of our key strategic areas.

Our corporate alliance with Genentech, Inc., or Genentech, provides future aggregate milestone payments of up to approximately $96.0 million. We may enter into other arrangements with partners that can leverage our expertise. Partnership opportunities will be screened and evaluated based on their potential to generate additional value by giving us a stake in the resulting products’ future revenues and to maximize the value of our assets and screening techniques to discover novel drug candidates for use in additional disease indications.

Industry Overview—Cystic Fibrosis

CF is a rare disease that affects an estimated approximately 48,200 patients in Europe, 30,755 patients in the United States, 4,370 patients in Canada and 3,150 patients in Australia. CF is the most common fatal inherited disease in Caucasians. The incidence of CF varies across the globe. CF affects one out of 3,500 births in the United States, one out of 2,000 to 3,000 in Europe, and one out of 2,500 in Australia. There is presently no cure for CF. It is a progressive disease caused by a deficiency in CFTR protein activity, which results in the accumulation of thick mucus in vital organs, particularly in the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience respiratory infections, chronic lung inflammation, poor absorption of nutrients and, in most cases, progressive respiratory failure. Although the life expectancy of CF patients has improved, the median age of death in the United States in 2018 was only 31 years, with a vast majority of deaths resulting from respiratory failure. CF patients undergo lifelong treatment with multiple medications daily, hours of self-care, frequent hospitalizations, and in some cases lung transplants, which, if available, are life extending but not curative.

Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta, products with CFTR modulators, are the only currently approved products that treat the underlying cause of the disease. They are available to eligible CF patients in the United States and to eligible CF patients in certain other geographies where they have obtained marketing and reimbursement approvals. In Europe, the marketing authorization for Trikafta is expected in the fourth quarter of 2020.

Patient advocacy and charitable not-for-profit organizations play an important role in raising disease awareness and advancing research and development of new therapeutic options. In Europe, the European Cystic Fibrosis Society, or ECFS, has paved the way for the CTN which is located in 15 different countries throughout Europe. As of 2020, the CTN will represent 58 CF centers in 17 countries caring for 21,500 CF patients. Similarly, in the United States, the Cystic Fibrosis Foundation, or CFF, a not-for-profit organization has established the TDN to facilitate development of new therapies to people with cystic fibrosis through its 91 CFF-accredited care centers.

Cause and Pathophysiology

CF is caused by mutations in the gene that encodes for CFTR protein, which plays a critical role in regulating the viscosity of the mucus layer that lines human organs. CFTR protein forms an ion channel that regulates the flow of ions in and out of the cells of vital organs such as the lungs, pancreas and gastrointestinal tract. We refer to this as ion flow. When CFTR protein expels the ions, osmosis draws water out of the cell and hydrates the cell surface. Through regulation of the location of the ions across the cell membrane, the amount of salts in the fluid both inside and outside the cell remains balanced. In CF patients, the CFTR gene is defective and, as a result, CF patients lack the functional CFTR protein ion channel necessary to regulate ion flow. Altered ion concentration gradient between the inside and the outside of the cell reduces the amount of water molecules outside the cell, causing the accumulation of thick mucus on the epithelial surface as shown in Figure 1.

Figure 1: Ion Flow in Normal CFTR Protein Compared to Mutant CFTR Protein

The deficiency in CFTR protein activity in CF patients is particularly problematic in the lungs where the build-up of thick mucus obstructs air flow and impairs proper immune response. This leads to chronic infection and persistent inflammation. In the pancreas and gastrointestinal tract, the build-up of mucus prevents the release of digestive enzymes that help the body break down food and impairs the absorption of nutrients, resulting in poor growth and stunted development.

Classes of CFTR Gene Mutations

CF is an autosomal, recessive genetic rare disease caused by mutations in the CFTR gene. A person must have a mutation in both copies of the CFTR gene to be afflicted. If both mutations are the same, the person has a homozygous mutation. If the mutations on both copies of the genes are different from one another, the person has a heterozygous mutation. If someone has a mutation in only one copy of the CFTR gene and no mutation in the other copy, he or she is a carrier but will not have CF.

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

Although F508del is the most common CFTR gene mutation, the frequency of its occurrence in CF patients can vary from region to region. Table 2 below summarizes the prevalence of F508del in CF patients in the regions where CF is most common.

Table 2: Summary of Largest CF Patient Populations by Region

	Number of Patients in National CF Registries	% of Patients Homozygous for F508del	% of Patients Heterozygous for F508del	% of Patients without F508del
United States	30,755	44%	41%	15%
Canada	4,370	47%	41%	12%
Europe (35 countries)	48,204	40%	41%	19%
Australia	3,151	48%	37%	15%

Epidemiological forecasts predict that the total number of CF patients will grow significantly in the near term due to improvements in the standard of care, which have improved life expectancy. It is anticipated that the European CF population will grow by approximately 40% by 2025, reaching over 57,000 patients. The improvements in life expectancy in the United States and Canada suggest that similar trends in the growth of the CF population are likely to occur in these territories.

Current Standard of Care

Presently, there is no cure for CF. Kalydeco, Orkambi, Symdeko/Symkevi, and Trikafta are the only products currently approved to treat the underlying cause of CF. Kalydeco is a potentiator believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time and thereby enhancing ion flow. Kalydeco is presently approved only for the treatment of CF patients with Gating mutations and R117H Conductance mutations, which cumulatively impact less than 10% of the CF patient population in the United States and Canada. It is expected that potentiators, when used alone as a monotherapy, are likely to address only Gating, Conductance, and some Synthesis mutations, addressing only approximately 15% of all CF patients. Orkambi and Symdeko/Symkevi are CFTR modulator combination products that include correctors. It is believed that correctors improve protein folding and trafficking to enable abnormally folded protein to achieve some level of activity without repairing the actual protein. The correctors in Orkambi and Symdeko/Symkevi work together with the same potentiator that is in Kalydeco to enhance overall CFTR protein activity. In Europe, Symkevi, the brand name of the tezacaftor/ivacaftor combination, has a narrower label in terms of eligible genotypes because the European Medicines Agency, or EMA, did not accept in vitro evidence with engineered cells to define the product label. Trikafta, a triple combination consisting of the same corrector and potentiator combination that makes up Symdeko and an additional corrector called elexacaftor, is approved in the US for patients 12 years and older with CF who have at least one F508del mutation in the CFTR gene. This is estimated to represent 85% of the CF population of all ages.

For CF patients who are not eligible for CFTR modulators due to their age, genotype, or market access restrictions, the standard of care remains the management of the disease symptoms. The thick mucus that builds up in the lungs, pancreas, and gastrointestinal tract leads to airway obstruction and difficulty absorbing nutrients, resulting in poor growth and development. CF patients take numerous prescribed and over-the-counter medications to alleviate symptoms and reduce complications. Primary treatment options include inhaled therapies, which thin the mucus in the lungs, as well as pancreatic enzyme replacement therapy, which improves absorption of nutrients. In addition, patients often develop chronic bacterial lung infections due to thick mucus in the lungs that impairs CF patients’ immune response. These infections often require treatment with inhaled antibiotics.

Pipeline Approaches to Improving Standard of Care

The current CF drug development pipeline includes several therapeutic approaches that focus either on the restoration of CFTR activity or on the improvement of symptom management. One of the most promising approaches includes combinations of complementary CFTR modulators which tackle specific steps in the lifecycle of the mutated protein. The approvals of Orkambi, Symdeko and Trikafta validate the rationale for the combination corrector and potentiator CFTR modulator combinations. In addition to us, two other companies are continuing to explore the therapeutic potential of proprietary combinations that involve co-administration of one potentiator and at least one corrector. We believe disease-modifying therapies such as CFTR modulators represent the new standard of care in CF.

Correlation of CFTR Protein Activity to Clinical Benefit

FEV1: Clinical Measurement of Lung Function

Because CF eventually causes significant loss of lung function, the severity of CF progression is often measured by FEV1 (forced expiratory volume in one second), which is expressed as a percentage of the maximum volume of air that a healthy individual of the same height, sex, and race could forcefully exhale from the lungs in one second. Long-term FEV1 is considered the industry-standard efficacy endpoint in clinical trials of CF product candidates. Rate of decline in FEV1 has been demonstrated to correlate with life expectancy and to be the strongest clinical predictor of mortality.

The decline in lung function is progressive and occurs throughout the life of a CF patient. In the vast majority of cases, it leads to respiratory failure and death. The severity of lung disease is categorized as mild (FEV1 >70%), moderate (40%< FEV1<69%) or severe (FEV1<40%). The goal of CF therapy is to halt and reverse the decline of lung function in the hope of extending the life expectancy of patients, thereby eliminating the need for lung transplants and reclassifying the disease from a lethal to a chronic condition.

Sweat Chloride: Measurement of CFTR Activity

Cystic fibrosis is a multi-system disease with many clinical manifestations. Reduced CFTR function causes a defect in the sweat ducts of CF patients, which causes their sweat to contain higher concentration of chloride. Although the rate of decline in FEV1 has been demonstrated to correlate with life expectancy and to be the strongest clinical predictor of mortality, it is the sweat test, which measures the amount of chloride in the sweat, that remains the gold standard for diagnosing CF. It is believed that sweat chloride can predict clinical outcomes at the population level, which supports it being a key outcome measure for clinical trials utilizing corrector and potentiator-based approaches. Analysis of published clinical data from Kalydeco, a CFTR potentiator, found that short-term changes in the sweat chloride concentration in CF patients show a high likelihood for longer-term improvement in pulmonary function and weight gain.

Intestinal Organoid Assay: Ex vivo Measurement of CFTR Protein Activity

Rectal organoids are adult stem cell cultures that can be generated from a single rectal biopsy and cultured over 6 months while maintaining patient-specific CFTR modulator response. The sample collection procedure is accessible in most subjects, independent of age, and samples can be shipped to dedicated centers for organoid testing within weeks and stored in living biobanks.  CF patient derived organoids can be used to quantify the function of the CFTR protein in response to CFTR modulating drugs. The opening of the CFTR ion channel and subsequent ion and fluid transport into the organoid lumen lead to a measurable organoid swelling that is fully dependent on CFTR activity. This readout functionally assesses the impact of both CFTR mutations and additional patient-specific genetic factors that act on CFTR function.

Recent studies, including those co-authored by the HIT-CF participants and published in Cell Reports in 2019, have shown that individual ex vivo CFTR modulator responses in CF patient-derived organoid cultures correlate with therapeutic response to in vivo too as measured by ppFEV1 and sweat chloride changes. The published data support that the organoid assay can be used to prospectively select responders and non-responders to CFTR modulator treatments. Among potential applications is the possibility of patient selection for treatments independent of the CFTR genotype, both for CFTR modulators on the market and in development, a medical approach known as ‘theratyping’.

Ussing Chamber Assay: In vitro Measurement of CFTR Protein Activity

CFTR modulators are typically evaluated by measuring CFTR protein activity in vitro using the Ussing Chamber Assay. In this assay, HBE cells derived from the lungs of CF patients are cultured to resemble the lung epithelium and then placed in the Ussing Chamber between two compartments filled with media, with one compartment containing ions that can only flow to the other compartment through the epithelium. The CFTR protein activity is measured by recording the electrical current generated by ions flowing across the cultured epithelium. CFTR protein activity is expressed as a percentage of the measured current relative to the current generated by ion flow in HBE cells with normal CFTR protein activity.

Our Solution

We are developing a proprietary triple combination therapy for CF patients with at least one F508del allele and for CF patients with rare mutations. Our pipeline currently includes a Phase 3-ready triple combination with posenacaftor, a corrector; dirocaftor, a potentiator; and nesolicaftor, an amplifier. The three classes of CFTR modulators have pharmacological characteristics and a mechanism of action that are synergistic and act in different cellular compartments as shown in Figure 2. Amplifiers, a novel class of CFTR modulators, have been shown in in vitro studies to selectively increase the amount of the newly synthesized and unfolded form of CFTR protein in the cell. This provides additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon, and leads to improved overall CFTR protein activity. The effect of combining amplifiers, correctors, and potentiators further increases the CFTR protein activity, which, as described above, is predicted to correlate with improved clinical outcomes in CF.

Figure 2: CFTR Modulators

Our approach to building a comprehensive portfolio of CFTR modulators has leveraged amplifiers as a screening tool for discovering novel CFTR modulators such as potentiators, correctors, and read-through agents. We plan to continue drug discovery and development programs and to broaden our CF pipeline with additional CFTR modulators that have the potential for combination development and full restoration of CFTR activity in various genotypes.

Our Product Candidates

By combining our understanding of protein homeostasis with our discovery and development expertise, we have built a robust pipeline targeting the key mechanisms underlying CF and other rare diseases. CFTR modulators are compounds that affect the folding, trafficking, and clearance of CFTR protein and can be classified according to ways in which they affect CFTR protein. Despite the approval of Kalydeco, a potentiator; Orkambi and Symdeko, which are both a combination of a potentiator and corrector; and Trikafta, a combination of a potentiator and two correctors, we believe there is still significant potential to improve individual clinical outcomes.

We have identified novel correctors and potentiators that, when combined with our amplifier, restore in vitro CFTR protein activity to approximately 100% of normal in cells homozygous for F508del. Posenacaftor, our lead corrector agent, and dirocaftor, our lead potentiator agent, are in development with nesolicaftor, our lead amplifier. The compounds are active components of our triple combination. We believe that our triple combination has the potential to address a significant portion of underserved patients.

We have demonstrated that the combination of our triple combination can achieve mechanistic synergy and restore in vitro CFTR protein activity to approximately 100% of normal in patient-derived HBE cells homozygous for F508del. In December 2019, we announced results from our Phase 2 clinical trial, where we observed F508del homozygous subjects receiving our triple combination experienced a mean absolute improvement in ppFEV1 of 8 percentage points over pooled placebo at day 28 (p ≤ 0.01, 95% CI 3, 12; n=11).

Combination Therapies

A combination therapy consisting of compounds that act synergistically on CFTR protein biosynthesis, folding, trafficking and conductance has been validated in preclinical models and clinical studies in CF patients. With the approval of CFTR modulators, the CF treatment paradigm has shifted from palliative care to treatment with disease-modifying modulators that target the underlying cause of the disease, which is CFTR protein malfunction. We are taking advantage of the potential ability of nesolicaftor to enhance clinical efficacy of potentiators and correctors to develop novel proprietary combinations.

Using our expertise to screen compounds that are complementary with nesolicaftor, we are designing and developing correctors and potentiators that are optimized to work more synergistically with our proprietary CFTR modulators than third-party CFTR modulators. In addition to having desirable drug-like properties, the molecules have differentiated features from currently approved modulators such as ivacaftor, lumacaftor, tezacaftor and elexacaftor. Posenacaftor acts in a complimentary and synergistic way with other correctors, such as lumacaftor, suggesting a binding site. Furthermore, we have seen in vitro that it prevents ivacaftor-induced destabilization of F508del CFTR upon chronic exposure. Dirocaftor, unlike the approved potentiator ivacaftor that requires twice-a-day dosing, is amenable to once-a-day dosing. Nesolicaftor is an amplifier, a novel CFTR modulator category that has a differentiated mechanism of action.

We are developing a triple combination consisting of posenacaftor, a corrector molecule; dirocaftor, a potentiator molecule; and nesolicaftor, an amplifier.

We have demonstrated that our triple combination of posenacaftor, dirocaftor, and nesolicaftor can achieve mechanistic synergy that leads to a full restoration of in vitro CFTR protein activity in patient-derived HBE cells homozygous for F508del. We anticipate that these findings could potentially translate into a more clinically meaningful benefit for a broader set of mutation classes than those addressed by therapies that are presently approved or known to be under development. In a Phase 2 study, CF patients homozygous for F508del experienced a mean absolute improvement in ppFEV1 of 8 percentage points over pooled placebo at day 28 (p ≤ 0.01, 95% CI 3, 12; n=11).

Additionally, we are currently investigating combinations of posenacaftor, dirocaftor, and nesolicaftor in an ex vivo organoid assay study to identify potential clinical responders among subjects with CF who have rare CFTR mutations. Based on the functional response to our investigational CFTR modulators in the ex vivo assay, we will invite select patients to participate in clinical trials with our drug candidates to validate the ability of the ex vivo response to predict clinical benefit. Based on these results, we plan to advance our triple combination into pivotal studies. As part of our participation in the HIT-CF consortium, we intend to initiate the CHOICES trial, which we expect to be the first ever personalized medicine-based trial in CF, in the second half of 2020. We plan to enroll patients in Europe with CF who are ineligible for current standard of care CFTR modulator therapies due to their genotype. This trial, which is financially supported by the European Commission, is contemplated to be a placebo-controlled, double blind, crossover study with an 8-week treatment period and 6 months of uninterrupted dosing with posenacaftor, dirocaftor, and nesolicaftor. Beyond HIT-CF, other groups in multiple regions have created repositories of patient derived cells, including organoids, that offer additional pools of patients for ex vivo profiling for response to our compounds and possible confirmatory clinical trials that would mirror CHOICES study design.

Mechanism of Action of Nesolicaftor

We have published our findings that amplifiers represent a new class of CFTR modulator, which is distinct from correctors and potentiators, and that amplifiers target CFTR biosynthesis at the upstream translational level in the February 2020 issue of the Journal of Cystic Fibrosis. The Dukovski et al. paper demonstrates that amplifiers directly bind to poly(rC)-binding protein 1 (PCBP1). PCBP1 belongs to a large family of RNA-binding proteins that regulate the production of CFTR just before the protein prepares to fold and assemble itself for delivery to its final destination in the cell membrane where it works by regulating ion flow. The authors show that the binding of amplifiers for PCBP1 is specific to CFTR because the binding affinity is enhanced through a portion of mRNA that is only present in CFTR. This leads to improved stability of CFTR mRNA and results in greater CFTR protein production.  By improving the efficiency by which the CFTR protein is produced, amplifiers are orthogonally delivering more protein for folding and trafficking and thereby increasing CFTR function when coupled with a corrector and a potentiator. Thus, amplifiers represent a promising new and mechanistically novel class of CFTR therapeutic that may be useful as a monotherapy or in combination with other CFTR modulators.

The amplifier CFTR modulators possess novel characteristics relative to other modulator classes in that they stabilize CFTR mRNA and increase the amount of expressed protein. They are thus complementary to other modulator classes, providing more substrate protein for the downstream actions of correctors and potentiators on CFTR. Amplifiers are selective for CFTR. Neither a related ABC transporter nor other control genes showed responses to amplifier for total, ER-associated, or translating (as represented by polysome-bound fraction) mRNA abundance. The amplifier class of modulator does not depend on CFTR elements outside of its open reading frame. Indeed, translational elongation is critical for amplifier activity, consistent with its action early in CFTR biosynthesis, at a point in its life-cycle when protein and mRNA are still interdependent.

A defining feature of the amplifier class of CFTR modulators is that they increase CFTR mRNA levels in primary human bronchial epithelial (HBE) and human nasal epithelial (HNE) cells as well as in reporter cell lines overexpressing CFTR cDNA. Amplifiers work independently from CF-causing mutations, providing similar increases in CFTR mRNA levels across genotypes and mutations in primary HBE cells. In combination with posenacaftor and dirocaftor, nesolicaftor has been observed to selectively increase the amount of the newly synthesized and unfolded form of CFTR protein in patient-derived HBE cells. In clinical studies, nesolicaftor has been shown to synergize with the corrector posenacaftor and the potentiator dirocaftor to provide improved lung function and to reduce sweat chloride concentration in CF patients.

Potentiators, such as ivacaftor, are believed to increase CFTR protein activity by keeping the ion channel of the CFTR protein open for longer periods of time. The distinguishing feature of potentiators is the so-called “acute effect” observed in vitro. It is measured by increased CFTR protein activity immediately upon adding the molecule to the cells.

Clinical Development Programs

All three of our investigational drugs have completed trials in healthy volunteers and CF patients. Cumulatively, we have tested our investigational agents in clinical studies in over 500 healthy volunteers and CF patients.

Triple Combination

While other combination-drug development approaches for CF are built on one potentiator and one or two correctors, our triple combination program includes posenacaftor, a third-generation corrector; dirocaftor, a potentiator; and nesolicaftor, an amplifier, which is a novel CFTR modulator with unique and distinguished molecular properties. All three of our investigational agents are orally bioavailable CFTR modulators that we believe are appropriate for once-daily dosing. Amplifiers, which include nesolicaftor, are CFTR modulators that selectively increase the amount of newly synthesized, unfolded CFTR protein, thereby providing additional substrate for other CFTR modulators, such as correctors and potentiators, to act upon. Using industry-standard in vitro studies, we have demonstrated that co-administration of nesolicaftor with correctors and potentiators significantly improves the in vitro CFTR protein activity to levels above what can be achieved by these CFTR modulators when used alone.

In December 2019, we announced results from the Phase 2 clinical studies of our proprietary CFTR modulators. The 28-day study was designed to assess the safety, tolerability and efficacy, of our once-daily proprietary combinations, 600 mg of posenacaftor (PTI-801) and 300 mg of dirocaftor (PTI-808), with or without 10 mg of nesolicaftor (PTI-428), or placebo. A total of 28 F508del homozygous and 40 F508del heterozygous subjects were enrolled into the doublet, triplet or placebo arms. The compounds were generally well-tolerated and the majority of reported adverse events were mild to moderate in severity. Most subjects enrolled in the Phase 2 study carried a high disease burden. Nonetheless, homozygous subjects receiving the triple combination experienced a mean absolute improvement in ppFEV1 of 8 percentage points over pooled placebo at day 28 (p ≤ 0.01, 95% CI 3, 12; n=11). Improvements in lung function were the highest in high disease burden subgroups, predefined as subjects with ppFEV1 <70 at baseline (+10 ppFEV1, n=9), subjects with at least 2 pulmonary exacerbations within 12 months prior to study (+12 ppFEV1, n=5) and poor responders to prior CFTR modulators (+12 ppFEV1, n=7). Sweat chloride concentration in homozygous subjects receiving posenacaftor, dirocaftor, and nesolicaftor demonstrated a mean improvement of -29 mmol/L at day 28 (p < 0.0005, 95% CI -42, -16; n=11) compared to pooled placebo.

In March 2019, we announced results from the Phase 1 clinical trials of our CFTR modulators posenacaftor, dirocaftor, and nesolicaftor. This comprehensive data set included efficacy and safety data from 14-day studies of PTI’s triple combination therapy (posenacaftor, dirocaftor, and nesolicaftor). The proprietary combination pharmacokinetics, or PK, results were as expected. The compounds were generally well-tolerated with no serious adverse events or discontinuations reported during the triple combination treatment period. In a per protocol analysis, a dose-dependent improvement of ppFEV1 and sweat chloride (SC) concentration was observed across cohorts. Furthermore, ppFEV1 improvement did not reach a plateau by day 14. In the per protocol analysis (n=27), a statistically significant (p<0.001) mean absolute increase in ppFEV1 of 5 percentage points versus baseline was observed at day 14 in the cohort with 600 mg of posenacaftor, 150 mg of dirocaftor, and 30 mg of nesolicaftor. This cohort also showed a statistically significant decrease in sweat chloride concentration at day 14 of -19 mM (p<0.00001) compared to baseline and -24 mM (p<0.001) compared to placebo with individual improvements of up to 50 mM.

In February 2019, we joined the HIT-CF consortium, a pan-European strategic initiative which seeks to apply a theratyping approach for CF patients with rare genetic mutations and to accelerate development of novel therapies for patients who are ineligible for approved CFTR modulators. HIT-CF has collected patient biopsies across ECFS CTN clinical sites from subjects with CF who have rare CFTR mutations and has produced organoids for functional ex vivo assays. We are investigating combinations of posenacaftor, dirocaftor, and nesolicaftor and, based on the functional response, will invite select patients to participate in clinical trials with the investigational drugs to validate the ability of the ex vivo response to predict clinical benefit. This project is funded by a €6.7M award from the Horizon 2020 EU funding program.  If translatability of functional ex vivo assays is confirmed with clinical benefit, organoids might offer an additional regulatory path towards approval or product label expansion. In January 2020, we announced the presentation of results from an ex vivo study of the our proprietary CFTR modulators in organoids from adult individuals with CF who are ineligible for the current standard of care CFTR modulator therapies due to their genotype. The patient population studied in the ex vivo assay is representative of a larger patient population of approximately 2,300 adults in Europe alone.

We also announced a regulatory update following the completion of a scientific advice meeting with the Medicines and Healthcare Products Regulatory Agency (MHRA), United Kingdom, that outlined a clear path forward toward the initiation and execution of our proposed Phase 3 program. We will continue to seek additional advice from other major regulatory agencies throughout 2020.

Commercialization

We have exclusive worldwide commercial rights to posenacaftor, dirocaftor, and nesolicaftor, as well as to our proprietary combinations. Our commercialization strategy will target key prescribing physicians and patient advocacy groups, and provide patients with support programs, ensure product access, and secure reimbursement. We will explore partnering opportunities across our product portfolio and in various geographies including North America, Europe, and Australia with the goal of bringing resources and expertise to maximize the commercial potential of our drug candidates.

The pricing and reimbursement strategies for our therapies will be based on the efficacy and safety profiles that will emerge after registrational studies. Pharmacoeconomic models that could support our potential pricing for a CFTR modulator combination have been widely used in territories where CFTR modulators are approved. This provides us with validated strategies to be used for future pricing and reimbursement negotiations.

Anticipated Regulatory Strategy

We plan to conduct clinical studies for our CF programs in territories with the largest populations of CF patients such as North America, Europe, Australia and New Zealand. We therefore rely on local regulatory and ethics authorities for the review of our INDs and approval of our foreign equivalent submissions. All three compounds are being investigated under active INDs under the FDA in the United States and approvals by regulatory bodies in ex-U.S. territories where the respective study or studies are ongoing and active.

For CF, in addition to regulatory agencies, patient advocacy groups can play a key role in getting access to study subjects. In the United States, the Therapeutics Development Network, or TDN, has developed a network consisting of 92 CF centers to ensure consistency and high quality of clinical study execution. Following protocol endorsement, the TDN provides access to 92 accredited care centers with demonstrated expertise in clinical research and supports study participant recruitment and study execution. Since its founding in 1998, the TDN has conducted more than 130 clinical studies for CF, including studies of CFTR modulators. We believe TDN endorsement is an important factor for CF centers in deciding whether to participate in a CF trial and which trials to prioritize. In Europe, the Clinical Trial Network, or CTN, acts in a somewhat analogous manner as a patient advocacy group that reviews and ranks protocols for CF trials. The CTN provides access to endorsed studies to 43 large and experienced CF centers located in 15 different countries, including the United Kingdom, or the U.K. The TDN and CTN are the drug development arms of the CFF, and the European Cystic Fibrosis Society, or ECFS, respectively.

In January 2018, we announced that our triple combination clinical study protocol received endorsement and a high strategic fit score from the TDN and the CTN. Our double combination protocol has also received the endorsement of the TDN. In April 2018, the TDN endorsed the study protocol to investigate nesolicaftor in CF patients on background Symdeko therapy. In May 2019, the TDN and CTN endorsed our Phase 2, 28-day studies in CF subjects with at least one F508del mutation.

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

In March 2017, the FDA granted Fast Track designation for posenacaftor, a corrector molecule, for the investigation of its treatment of CF. In April 2018, the FDA granted Fast Track designation for our triple combination program for the treatment of CF. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. An investigational drug that receives Fast Track designation is eligible for more frequent communications with the FDA relating to the development plan and clinical trial design and may be eligible for priority review if certain criteria are met.

In March 2018, the FDA granted Breakthrough Therapy designation for nesolicaftor for the treatment of CF in patients homozygous for the F508del mutation who are receiving Orkambi as background therapy. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s).

Also, in March 2018, the FDA granted Orphan Drug Designation for nesolicaftor. The FDA grants Orphan Drug Designation to promote the development of product candidates for rare conditions that affect fewer than 200,000 U.S. patients annually. This designation provides for a seven-year marketing exclusivity period against competition in the U.S., as well as certain incentives, including federal grants, tax credits and a waiver of certain administrative filing fees. In May 2019, the European Commission, or EC, granted Orphan Drug Designation, or ODD, to nesolicaftor for the treatment of CF. Companies that obtain ODD from the EC benefit from a number of incentives, including ten-year marketing exclusivity in the European Union (EU) upon approval, as well as eligibility for protocol assistance, reduced fees, and access to the EU's centralized marketing authorization procedure.

For all our CF programs, we intend to maintain a proactive relationship with the Cystic Fibrosis Foundation, or CFF, and the TDN. We will continue to access patient-derived HBE cells from the Foundation’s database to conduct ongoing preclinical studies. There are a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex and other companies with greater resources and experience than us which may increase competition for patients to enroll in our clinical trials.

Manufacturing and Supply

We do not own, operate, or presently have plans to establish, any manufacturing facilities. We presently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing and for commercial manufacture of any products we may commercialize. We have outsourced the manufacturing of current Good Manufacturing Practice, or cGMP-grade, product for preclinical studies and clinical trials. Our contract manufacturers have had, and we believe that they will have, the capacity to produce adequate quantities of posenacaftor, dirocaftor, and nesolicaftor for both our preclinical and clinical trials. We do not presently have arrangements for redundant supply for bulk drug substance. For all our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA.

We have entered into manufacturing and supply agreements with four vendors and these activities are ongoing. As of the date of this report, we believe we have access to sufficient amounts of cGMP-certified material for use in our clinical trials.

All our compounds are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from inexpensive and readily available starting materials that can be supplied by a number of commercial vendors. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological development. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profiles, reliability, convenience of dosing, price, and reimbursement. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Many of these potential competitors have significantly greater experience in the discovery and development of product candidates, with some obtaining FDA and other regulatory approvals of products and commercializing those products. They may have substantially greater financial, technical, and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for therapies and achieving widespread market acceptance more quickly than us. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. See “Risk Factors—Risks Relating to Commercialization of Our Product Candidates.”

A number of companies are seeking to identify and develop drug candidates for the treatment of CF, including Vertex Pharmaceuticals Incorporated, AbbVie Inc., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona Pharma plc, Spirovant Sciences and several other companies. Of these, Vertex’s Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta are the only drugs approved to treat an underlying cause of CF, rather than the symptoms.

Intellectual Property

Our owned patent applications relate to our amplifiers, correctors, and CFTR modulators and include patent applications directed to new compositions of matter and to methods of treating CF, including combination therapies with existing CFTR modulators and our own proprietary combinations.

As of March 5, 2020, we own two issued U.S. patents, three U.S. patent applications and related foreign patent applications, one Patent Cooperation Treaty patent application, and one pending U.S. provisional patent application family directed to composition of matter, methods of use, and combination therapies relating to nesolicaftor. The issued U.S. patents are expected to expire in 2035. If we continue to pursue protection, and if any patents issue based on the patent applications, we expect such patents, if issued, to expire between 2035 and 2040.

As of March 5, 2020, we own one issued U.S. patent, one U.S. patent application, and related foreign patent applications, and one Patent Cooperation Treaty patent application relating to composition of matter, methods of use, and combination therapies relating to new correctors, including posenacaftor. The issued U.S. patent is expected to expire in 2036. If we continue to pursue protection, and if any patents issue based on this application family, we expect such patents to expire between 2036 and 2038.

As of March 5, 2020, we own one U.S. patent application, and related foreign patent applications and one Patent Cooperation Treaty patent application relating to new potentiators, and combination therapies including PTI-808. If we continue to pursue protection, and if any patents issue based on this application, we expect such patents to expire between 2037 and 2038.

We also own six issued U.S. patents, eight pending U.S. patent applications, and one Patent Cooperation Treaty patent applications, all of which generally relate to other compounds and methods for our CF program.  If we continue to pursue protection and if any patents issue based on these applications in the United States and in selected jurisdictions worldwide, we expect such patents, if issued, to expire between 2034 and 2038.

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

In connection with the agreement, we have received an upfront payment of $5.0 million and are eligible to receive milestone payments in aggregate of approximately $96.0 million, subject to the achievement of specified development, regulatory and commercial milestones. In addition, Genentech is obligated to pay the Company tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the agreement. The royalty term shall terminate on a product-by-product and country-by-country basis on the latest of (i) the ten-year anniversary of the first commercial sale of such product in such country, and (ii) the expiration of the last-to-expire licensed patent that covers such product in such country.

CFF Agreement

In March 2012, we entered into a research, development and commercialization agreement with CFF, or the CFF Agreement, pursuant to which we have collaborated to research, develop and commercialize products for the treatment of CF, non-classical CF, and other pulmonary diseases in the United States or in the European Union. Under this agreement, CFF provided financial support and continues to provide consultation and advice and certain research materials and know-how for our research program.

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

U.S. Government Regulation

Drug Development Process

In the United States, the FDA is the primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining and maintaining regulatory approvals and other compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources in addition to the commitment of dedicated manufacturing, regulatory and compliance personnel, among others. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval, may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal or restriction of an approval; imposition of a clinical hold or other limitation on both ongoing or future research; enforcement letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, or civil or criminal payments or penalties.

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

Concurrent with clinical trials, companies usually complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing both the drug substance and finished drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the finished drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested, and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway.

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

Under PDUFA, each NDA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual prescription drug product program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Market exclusivity provisions under the United States Federal Food, Drug, and Cosmetic Act, or FDCA, also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by the FDA either alone or in combination. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the compound responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or noninfringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Even if the FDA approves NDAs for our drug candidates, sales of our products will depend, in part, on the availability of coverage and reimbursement by third-party payors, such as government health programs, commercial or private insurance, and managed care organizations. In the United States, non-governmental payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Among the provisions of ACA of greatest importance to the biopharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. CMS expanded Medicaid rebate liability to the territories of the United States as well. In addition, ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change under the 340B program. In May 2019, the District Court remanded the matter back to CMS to address the deficient reimbursement formula change. It is unclear how this decision could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

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

There remain judicial and Congressional challenges to certain provisions of the ACA. Since January 20, 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provision of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2027. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement could have on our business.

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

Physician Payments Sunshine Act

The Physician Payments Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS any and all financial arrangements, payments, or other transfers of value made by that entity to physicians, as defined by such law, and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013.

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

Regulation in the European Union

Under European Union regulatory systems, a company may not market a medicinal product without a marketing authorization.

There are four procedures for submitting a Marketing Authorization Application (MAA) in Europe: (i) the national procedure, (ii) the mutual recognition procedure (MRP); (iii) the decentralized procedure (DCP) and (iv) the centralized procedure (CP). The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product, and the marketing plan. The centralized procedure is compulsory for certain medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and for those which are designated as orphan medicinal products. Besides the products falling under the mandatory scope, the centralized procedure is also optional for medicinal products that constitute a significant therapeutic, scientific or technical innovation i.e. new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation, that contain an active substance not authorized in the European Union before 20 May 2004 or for which a centralized procedure would be in the interest of patients.

The centralized procedure leads to approval of the product in all 27 EU member states and in Norway, Iceland and Liechtenstein, collectively referred to herein as the EEA. Submission of one MAA thus leads to one assessment process and one authorization that allows access to the market of the entire EEA. The process of the centralized procedure is triggered when the applicant submits an MAA to the EMA. The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products, or CHMP, representing two EU member states. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Human Medicinal Products (CHMP). At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a decision to grant a marketing authorization. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.

When using the MRP or DCP, the applicant must select which EU member states in which to seek approval. In the case of an MRP, the applicant must initially receive national approval in one EU member state. This will be the so-called reference member state (RMS) for the MRP. Then, the applicant seeks approval for the product in other EU member states, the so-called concerned member states (CMS), in a second step: the mutual recognition process. For the DCP, the applicant will approach all chosen member states at the same time. To do so, the applicant will identify the RMS that will assess the submitted MAA and provide the other selected member states with the conclusions and results of the assessment.

An innovator company enjoys a period of “data exclusivity” during which their pre-clinical and clinical trials data may not be referenced in the regulatory filings of another company (typically a generic company) for the same drug substance.

Data exclusivity in Europe is 8 years from the date of first authorization in Europe with an additional period of 2 years of “market exclusivity.” This is the period of time during which a generic company may not market an equivalent generic version of the originator’s pharmaceutical product. An additional 1 year may be obtained where the innovator company is granted a marketing authorization within the above 8-year period for a significant new indication for the relevant medicinal product.

The Paediatric Regulation provides that an application for a new marketing authorization must include the results of all trials performed and details of all information collected in compliance with an agreed pediatric investigation plan (PIP), unless a deferral or waiver applies on the basis that pediatric use is not relevant. This requirement can also be deferred by agreement.

When the application for marketing authorization is made, the competent authority responsible for granting a marketing authorization must verify whether the application complies with the relevant requirements, including compliance with the agreed PIP. Assuming it does, the marketing authorization may be granted and the relevant results are included in the summary of product characteristics, or SmPC, for the product, along with a statement indicating compliance with the agreed PIP. The applicant then receives the six-month extension to the SPC. It is not necessary for the product to actually be indicated for use in the pediatric population (for example, if the results show that that would not be appropriate).

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

Since we conduct clinical trials in the EEA, we are subject to additional European data privacy laws. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018 and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and recordkeeping.

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

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Further, the impact of “Brexit”, (whereby the United Kingdom left the EEA in January 2020), is uncertain and cannot be predicted at this time.

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

Employees

As of March 5, 2020, we employed 44 full-time employees, including 28 in research and development and 16 in general and administrative, and 1 part-time employee in research and development. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Corporate and Available Information

We were incorporated in Delaware on December 13, 2006 under the name Proteoguard, Inc., and subsequently changed our name to Proteostasis Therapeutics, Inc., on September 17, 2007. Our principal executive offices are located at 80 Guest Street, Suite 500, Boston, Massachusetts 02135, and our telephone number is (617) 225-0096. Our website address is www.proteostasis.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information contained in, or that can be accessed through, our website as part of this report.

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

Risks Related to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-801 or posenacaftor, PTI-808 or dirocaftor and PTI-428 or nesolicaftor for the treatment of CF as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $59.1 million and $61.8 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $336.7 million.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•

continue the clinical development of our lead product candidates, posenacaftor, dirocaftor and nesolicaftor, including, without limitation, as part of our proprietary combination therapy candidates, for the treatment of CF;

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

•	establish outsourcing of the commercial manufacturing of posenacaftor, dirocaftor and nesolicaftor and our other product candidates for any indications for which we may receive regulatory approval;

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

•

obtaining favorable results for and advancing the development of posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates, and our other product candidates, including successfully enrolling patients in and completing our ongoing clinical trials and initiating and completing additional clinical trials;

•	obtaining regulatory approval in the United States of our proprietary combination therapy candidates, and our other product candidates for CF and equivalent foreign regulatory approvals;
•

launching and commercializing our proprietary combination therapy candidates, and our other product candidates, including building a production infrastructure and a sales force, and collaborating with third parties;

•	achieving broad market acceptance of our proprietary combination therapy candidates, and our other product candidates in the medical community and with third-party payors; and
•

generating and advancing through clinical development, a pipeline of product candidates in addition to posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates, and next-generation CFTR modulators.

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

We will require additional capital to fund our operations. If we fail to obtain additional capital, we will be forced to delay, reduce or eliminate one or more of our product research and development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms our rights to technologies or product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs for posenacaftor, dirocaftor, nesolicaftor, which are our proprietary combination therapy candidates, and as we develop any other current or future product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $69.5 million as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to fund our MORE trial and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Our actual cash requirements may vary materially from our current expectations. Should our operating plan change, we will be required to reassess our operating capital needs and there can be no assurance that we will have the cash resources to fund any changed operating plan or that additional funding will be available on terms acceptable to us, if at all. Changing circumstances including those beyond our control may cause us to consume capital more rapidly than we currently anticipate, and we may need additional funds sooner than planned. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, or the FDA may require us or we may choose to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds to support our ongoing programs for posenacaftor, dirocaftor and nesolicaftor, our proprietary combination therapy candidates, and other clinical candidates, through regulatory approval and commercialization, or if we need or opt to seek to obtain regulatory approval for posenacaftor and/or nesolicaftor for administration with other CFTR modulators.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including posenacaftor, dirocaftor and nesolicaftor, and our proprietary combination therapy candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•

significantly delay, scale back or discontinue the research, development or commercialization of our product candidates, including posenacaftor, dirocaftor and nesolicaftor, our proprietary combination therapy candidates, and our other research or preclinical activities;

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have three effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million, $100.0 million, and $200.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of March 10, 2020, an aggregate of approximately $324.4 million of securities remain available for issuance under the three shelf registration statements, including up to approximately $53.1 million of our common stock that we may offer and sell, from time to time, at our discretion, through H.C. Wainwright & Co., LLC, or HWC, as our sales agent under an at-the-market, or ATM, offering program sales agreement that we entered into with HCW in May 2019.  Our $125.0 million shelf registration statement supporting the ATM expires in July 2020, unless extended. We may choose not to file a new shelf or to continue to use the ATM program at that time. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

The unpredictability of the capital markets may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. Moreover, if we fail to advance one or more of our current product candidates to later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates.  The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	Continuing to undertake preclinical development and clinical trials;
•	Participating in regulatory approval processes;
•	Formulating and manufacturing products; and
•	Conducting sales and marketing activities.

We were formed and began operations in December 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities. We have not obtained regulatory approval for any of our product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, more experience with clinical development or approved products on the market.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We depend substantially on the success of our lead product candidates, posenacaftor, dirocaftor and nesolicaftor, which are currently in clinical development. We cannot be certain that we will be able to successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize posenacaftor, dirocaftor and nesolicaftor.

We currently have no products on the market, and our most advanced product candidates, posenacaftor, dirocaftor and nesolicaftor, are currently in clinical development.

Our business depends substantially on the successful clinical development, regulatory approval and commercialization of posenacaftor, dirocaftor and nesolicaftor, and they will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of posenacaftor, dirocaftor and nesolicaftor and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that posenacaftor, dirocaftor, nesolicaftor or any of our other product candidates will be successfully developed or commercialized.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Agency requirements that differ from our assumptions or change can result in delays in starting, conducting and finishing clinical trials that are needed before we can apply for the next phase of development and, if successful, marketing approvals. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to market posenacaftor, dirocaftor, nesolicaftor, our potential combination therapies, or any of our other product candidates in the United States or the European Union until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the European Commission, respectively. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we will need to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

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

•	the FDA or the EMA may require that we conduct additional clinical trials or cohorts or run cohorts sequentially, all of which could delay our trial completion timelines;
•	the FDA or the EMA may not approve the formulation, labeling or specifications of posenacaftor, dirocaftor, nesolicaftor, or our other product candidates;
•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that posenacaftor, dirocaftor, nesolicaftor, our potential combination therapies, and/or our other product candidates’ clinical and other benefits outweigh their safety or other risks, including, without limitation, the potential for drug-drug interaction;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market posenacaftor, dirocaftor, nesolicaftor, our potential combination therapies, or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

Our lead product candidates, are designed to be administered with other CF therapies. Developing product candidates for administration with other therapies may lead to unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

We are exploring proprietary combination therapies consisting of combinations of posenacaftor and dirocaftor, as a double combination, and posenacaftor, dirocaftor and nesolicaftor, as a triple combination.  We anticipate that if one or more of our product candidates is approved for marketing, it may be approved to be administered with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the potential use of other therapies in combination with our product candidates. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures, or impact from drug-drug interactions. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience safety or toxicity issues in our clinical trials or with any approved products, we may not receive approval to market any products, which could prevent us from ever generating revenues or achieving profitability.

If the data from our existing, ongoing and planned preclinical studies and clinical trials of posenacaftor, dirocaftor and nesolicaftor as part of a proprietary combination therapy, regarding the safety or efficacy of these combinations are not favorable, the FDA and comparable foreign regulatory authorities may not approve these combination therapies and we may be forced to delay or terminate the development of any of these combination therapies, which would materially harm our business. Further, even if we gain marketing approvals for any of these combination therapies from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be certain that they will be commercially successful. If the results of the anticipated or actual timing of marketing approvals for these combination therapies, or the market acceptance of these combination therapies, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.  Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for these products, it could increase the cost of our trials in such jurisdictions and decrease the possible market for any approved combination therapy that includes these co-administered drugs.

Failures or delays in the commencement, progress or completion of our clinical trials of our product candidates, including due to competition from competing trials for CF patients, amended or additional trials or cohorts, lack of sufficient approvals including from the FDA, local regulatory and ethics bodies and those of therapeutic development networks of patient advocacy groups, or trial holds or stoppage due to interim results or safety concerns, could result in increased costs to us and could delay, prevent or limit our ability to generate clinical trial data, advance our product candidates in the clinic, submit an NDA (or foreign equivalent) for any of our product candidates for U.S. or foreign marketing approval, derive revenue and continue our business.

Successful completion of the clinical trials for posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates, and our other candidates is a prerequisite to submitting an NDA to the FDA or a MAA to the EMA and, consequently, the ultimate approval and commercial marketing of posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates, and our other candidates in the United States and the European Union. Similar prerequisites apply in other foreign jurisdictions and for all of our product candidates in any jurisdiction. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, tolerability, toxicology, efficacy, changing standards of medical care and other variables. If the FDA requires us to complete, or we choose to implement, amended or additional studies beyond what we currently expect or assume, or to run additional cohorts or conduct cohorts sequentially, we may be delayed in completing our clinical trials and our expenses will increase. Conducting our trials in Europe and other ex-U.S. jurisdictions has and will continue to require IND-equivalent submissions to, and the approval of, local regulatory and ethics bodies, and we cannot assure you we will receive these approvals, or receive them in a timely manner. If therapeutic development networks of CF patient advocacy groups in the United States and/or other jurisdictions such as Europe do not timely sanction or highly rate or score our trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials and we may need to look to other jurisdictions where we can more efficiently run our trials.  Many CF clinical trial sites place importance on the review, ranking and sanctioning of therapeutic development networks of CF patient advocacy groups. In the U.S., we believe many sites consider sanctioning from the Protocol Review Committee, or PRC, of the Therapeutic Development Network of the U.S.-based Cystic Fibrosis Foundation, or the TDN, when deciding whether and when to participate in a trial or which trials to prioritize. For example, the TDN deferred sanctioning of nesolicaftor, which we believe contributed to a delay in our now completed nesolicaftor Phase 2 trial. There is also a large number of CF programs in clinical development at this time, including numerous corrector and combination trials from Vertex, and other companies with greater resources and experience than us.  We face intense competition for eligible CF patients, which has and could continue to hamper our recruitment efforts. We do not know whether all of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•

delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of or access to a product candidate or other materials, necessary to conduct clinical trials;
•	difficulties obtaining institutional review board, or IRB, or ethics committee, or EC, approval to conduct a clinical trial at a prospective site or sites;
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

•

unfavorable review of or a decision to defer sanctioning or not to sanction one or more of our clinical trials by the TDN, or the CTN, each of which may not sanction our trials for conduct at prospective trial sites, may change or alter any approval it may grant, or may provide a ranking or revised ranking of an amended protocol that adversely impacts recruitment in our clinical trials compared with other investigational new drugs in CF; while the TDN approved and favorably ranked our proprietary triple combination (for posenacaftor, dirocaftor and nesolicaftor), proprietary double combination (for posenacaftor and dirocaftor), posenacaftor protocols as well as our posenacaftor and nesolicaftor trials in patients on background Symdeko, we cannot assure you that it will sanction any of our other trials; the CTN has approved and favorably ranked the protocols for our posenacaftor, nesolicaftor and triple combination trials and we are actively working to continue to expand into Europe with its member sites, subject to regulatory and ethics approvals in local jurisdictions, but we cannot assure you that such expansion will be successful

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

Positive results from preclinical or in vitro and in vivo testing of our product candidates are not necessarily predictive of the results of our ongoing and future clinical trials of these candidates. If we cannot achieve positive results in our clinical trials for our proprietary candidates, or our other candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize our proprietary candidates.

Positive results from our preclinical testing of posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates, and our other candidates in vitro and in vivo may not necessarily be predictive of the results from our clinical trials in humans (including, without limitation, as part of any predicted correlation between in vitro CFTR protein activity as measured by an Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials). Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we may face similar setbacks. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to nesolicaftor were observed to increase proportionally with exposure to nesolicaftor. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for nesolicaftor in healthy volunteers and nesolicaftor as an add-on agent to Symdeko confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of one or more of our product candidates, the development timeline and regulatory approval and commercialization prospects for those product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks could also impair our ability to successfully commence, progress or complete studies of our proprietary combination therapy candidates.

Even if we obtain positive clinical results for our proprietary candidates in early-stage clinical trials (including, without limitation, those involving a relatively short duration in a small number of subjects, with the publication of interim, initial, preliminary or final results), those positive results may not be repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of our product candidates, including posenacaftor, dirocaftor, nesolicaftor, and any proprietary combination therapy candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of posenacaftor, dirocaftor and nesolicaftor and any proprietary combination therapy candidates in the United States. Similar requirements apply in the European Union and other foreign jurisdictions. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary, initial or interim results of a clinical trial do not necessarily predict final results. Our current CF trials involve relatively short duration in a small number of patients, resulting in limited data sets. From time to time, we may publish or report interim, initial or preliminary data from our clinical trials. Interim, initial or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, initial or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data. We may also experience delays in analyzing or an inability to analyze samples, including, without limitation, biomarker data, due to insufficient sample size, errors in collection procedures at one or more sites, or other factors. As a result, interim, initial or preliminary data should be viewed with caution until the final data are available.

Negative or inconclusive results of our clinical trials of posenacaftor, dirocaftor or nesolicaftor, any proprietary combination therapy candidates, or any other clinical trials we conduct, could mandate repeated or additional clinical studies. We do not know whether our clinical trials of any product candidate will demonstrate adequate efficacy and safety to result in regulatory approval to market such product candidate. Even if early-stage clinical results are favorable, if later-stage clinical trials (including, without limitation, those for longer duration with greater numbers of patients) do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including posenacaftor, dirocaftor and nesolicaftor, and any proprietary combination therapy candidates, may be adversely impacted.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the development of posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates, or our other product candidates, results of our studies and clinical trials could reveal an unacceptable severity and prevalence of side effects and/or drug-drug interactions. For example, in preclinical testing of nesolicaftor we observed reduced platelet counts in the animals we tested following administration at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims or result in delays in the trials due to requirements to provide new informed consents to patients to disclose new or changed risks or side effects.  Even if approved for marketing, our product candidates could face label restrictions based on the above factors or others.

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

In order to obtain approval of a product candidate, we must demonstrate safety in various nonclinical and clinical tests. At the time of initiating human clinical trials, we may not have conducted or may not conduct the types of nonclinical testing ultimately required by regulatory authorities, or future nonclinical tests may indicate that our product candidates are not safe for use. Nonclinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes. For example, results of an earlier laboratory study of PTI-130, a former amplifier candidate, in non-rodent species suggested potential hematologic and reproductive toxicology issues that we believe are specific to the non-rodent species. We cannot predict whether future safety and toxicology studies may produce these same problems or cause other undesirable effects. We also observed certain undesired hematological (including reduced platelet count) side effects in animals dosed at levels of nesolicaftor that are higher than those intended for our clinical studies. We plan to complete additional toxicity studies of reproductive toxicity, carcinogenicity and long-term side effects prior to or concurrent with any Phase 3 clinical trials of our product candidates, and we cannot exclude the possible occurrence of these or other side effects in future nonclinical or clinical studies. In addition, success in initial tests does not ensure that later testing will be successful. We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

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

Nesolicaftor is based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval, or personnel issues that may keep us from being able to develop our product candidates.

Our product candidate nesolicaftor is based on our novel amplifier technology. We are not aware of other drugs that work in a manner that we believe our amplifier technology does. We cannot assure you that development problems related to our novel technology will not arise in the future that could cause significant delays or that we are not able to resolve.

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

Even if we meet safety and efficacy endpoints in clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates or any of our other product candidates.

We cannot commercialize our product candidates, including posenacaftor, dirocaftor, nesolicaftor, and our proprietary combination therapy candidates, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for posenacaftor, dirocaftor, nesolicaftor, proprietary combination therapy candidates, or our other product candidates at all. Additional delays may result if posenacaftor, dirocaftor, nesolicaftor, proprietary combination therapy candidates, or any other product candidate is brought before an FDA advisory committee or an analogous foreign body, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including posenacaftor, dirocaftor, nesolicaftor, and proprietary combination therapy candidates.

Even if we obtain regulatory approval for our proprietary candidates and/or our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including posenacaftor, dirocaftor and nesolicaftor and our proprietary combination therapy candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, including Phase 4 clinical trials. For example, the labeling, if approved for our product candidates, including posenacaftor, dirocaftor and nesolicaftor and our proprietary combination therapy candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

Posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications described in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for our proprietary candidates or any of our other product candidates in the United States, we may never obtain approval for or commercialize these candidates or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

If we are not able to obtain or maintain orphan product status for our product candidates for which we seek this status, we will not be able to claim the tax credits for our clinical trials of such products provided by this status or potentially take advantage of other benefits of orphan drug status.

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

If we do not obtain orphan drug exclusivity or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. If we do not obtain orphan designation for posenacaftor or our other product candidates (and maintain such designation as to nesolicaftor), we will lose out on such benefits associated with orphan designation.

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

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and several European countries, including countries in which we have planned or ongoing clinical trials. If the COVID-19 coronavirus continues to spread in the United States, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, as well as diversion of the attention of infectious disease physicians who serve as our clinical trial investigators;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

For our clinical trials that are being conducted at sites outside the United States, particularly in countries which are experiencing heightened impact from the COVID-19 coronavirus, in addition to the risks listed above, we may also experience the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in these affected geographies.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Dependence on Third Parties

If third parties on which we depend to conduct our preclinical studies or any ongoing or future clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with materially adverse effects on our business and prospects.

We rely on clinical research organizations, clinical data management organizations and consultants, collectively referred to as CROs, to design, conduct, supervise and monitor preclinical and clinical studies of our product candidates and plan to do the same for our ongoing and future clinical trials for posenacaftor, dirocaftor, nesolicaftor, proprietary combination therapy candidates and any other clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice, or GCP, requirements, which are enforced by the FDA, and guidelines of the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites, as well as third party contractors. If we or any of our CROs fail to comply with applicable requirements, or the CRO does not perform its contractually required obligations (or makes errors or mistakes), the clinical data, including, without limitation, biomarker data, generated in our clinical trials may not be collected or may be collected but be deemed unreliable, and the FDA, the EMA or other comparable foreign regulatory authorities may require us (or we may choose ourselves) to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to delay or repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

We rely on third-party manufacturers and suppliers and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of posenacaftor, dirocaftor, nesolicaftor and any future product candidates. These third parties may not perform as contractually required or expected and issues may arise that could delay the commencement or completion of clinical trials.

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

If one of our collaborative partners, such as Genentech, does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected.

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

•

exercise their unilateral right to terminate the collaboration agreement including, without limitation, if research does not produce a viable lead candidate or meet specified criteria during the applicable research term;

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of posenacaftor, dirocaftor, nesolicaftor, any proprietary combination therapy candidates and our other product candidates will depend upon the acceptance of those products, if approved, by the medical community, including physicians, patients and health care payors.

Even if posenacaftor, dirocaftor, nesolicaftor, any proprietary combination therapy candidates or our other product candidates are approved for sale, they may not achieve sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including posenacaftor, dirocaftor and nesolicaftor and any proprietary combination therapy candidates, will depend on a number of factors, including:

•	demonstration of safety and efficacy in our clinical trials and in any post-marketing studies;
•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;
•	the prevalence and severity of any adverse effects;
•	limitations or warnings contained in the FDA-approved label for the relevant product candidate;
•	availability of alternative treatments;
•	pricing and cost-effectiveness;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies; and
•	our ability to obtain and maintain healthcare payor approval and reimbursement, which may vary from country to country and within a country.

If any of our product candidates, including posenacaftor, dirocaftor and nesolicaftor and any proprietary combination therapy candidates, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

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

The clinical and commercial landscape for CF is highly competitive and subject to rapid and significant technological change. New data from clinical-stage products continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates or our other product candidates for CF. Further, it is possible that we may advance our clinical trials only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if posenacaftor, dirocaftor, nesolicaftor, proprietary combination therapy candidates or our other product candidates are approved for marketing, they may have limited sales due to particularly intense competition in the CF market.

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex Pharmaceuticals Incorporated, AbbVie Inc., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona Pharma plc, Spirovant Sciences and several other companies.

Vertex or other competitors could develop other drugs or combinations that may obviate the applicability of posenacaftor, dirocaftor and nesolicaftor. Changes in standard of care or use patterns could also make our combination therapy obsolete. For example, Vertex has developed tezacaftor and ivacaftor as a combination therapy on its own, and with another corrector, elexacaftor, and was recently granted marketing approval for both combinations under the names Symdeko and Trikafta, respectively. Also, if gene therapy is able to successfully cure CF, the clinical need for our product candidates would diminish.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

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

If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered,  the extent to which physicians and patients accept combination therapies and, for nesolicaftor, new classes of modulators, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including being more effective, safer, or less expensive, or could be marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop, or products with which we are approved for use in combination, obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors.

We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. For example, actual or perceived risks of our product candidates, such as posenacaftor, dirocaftor, nesolicaftor, or our proprietary combination therapy candidates, or actual or perceived benefits of product candidates of our competitors, may negatively affect potential clinical trial participants or patients when deciding whether to participate in our clinical trials, and could result in patients seeking alternative clinical trials or commercial therapies from our competitors. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market. Further, research and discoveries by others may result in breakthroughs that render our product candidates obsolete even before they begin to generate any revenue.

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

Payor approval and reimbursement may not be available for posenacaftor, dirocaftor, nesolicaftor, any proprietary combination therapy candidates and our other product candidates, or third-party therapies taken with our drugs, which could make it difficult or impossible for us to sell our products profitably.

Market acceptance and sales of posenacaftor, dirocaftor or nesolicaftor, any proprietary combination therapy candidates, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related third party treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit management organizations, decide which medications they will pay for, at what tier level and establish reimbursement levels. In the United States, non-governmental payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Even if we are successful in gaining reimbursement in one country, that does not mean we will achieve reimbursement at the same levels or at all in any other country. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. Reimbursement levels may be impacted by factors including, without limitation, the perceived safety and efficacy of our products relative to the cost (and relative to the perceived safety and efficacy and cost for available competitive products), the views of independent research organizations on drug pricing and the political climate, many of which factors we cannot control.  Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize posenacaftor, dirocaftor, nesolicaftor, any proprietary combination therapy candidates, or any other product candidates that we develop. We will also be required to establish systems and programs that assist patients in determining the reimbursement level and in some instances establishing patient economic support programs to alleviate the economic burden of co-pays and/or co-insurance. These patient support programs are complex, costly and require knowledge and expertise that we currently do not possess.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including posenacaftor, dirocaftor and nesolicaftor or any proprietary combination therapy candidates. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of posenacaftor, dirocaftor, nesolicaftor, any proprietary combination therapy candidates, and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including posenacaftor, dirocaftor and nesolicaftor and any proprietary combination therapy candidates, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Risks Related to Government Regulations

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and health information privacy and security laws. Some of these laws were recently amended, and their interpretation following such amendments remains unclear. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our current and future operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our research, proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

the federal false claims laws, including civil whistleblower or qui tam actions, and civil monetary penalties, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the rule, such as health plans, clearinghouses and certain healthcare providers and their business associates that create, use or disclose individually identifiable health information on their behalf;

•	the Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the distribution of adulterated or misbranded drugs or medical devices;
•

the federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the Affordable Care Act, or the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report to CMS information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

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

Possible sanctions for violation of these laws include significant monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs, forfeiture of amounts collected in violation of such prohibitions, imprisonment, and integrity oversight and ongoing monitoring. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

•

new requirements to report certain financial arrangements with physicians, as defined by thereunder, and teaching hospitals, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting any ownership interests held by physicians and their immediate family members;

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

At this time, the full effect that the ACA would have on our business remains unclear. There remain judicial, Congressional and efforts by the current administration to challenge certain aspects of the ACA. Legislation has been drafted and enacted to repeal and replace parts of the ACA, but no comprehensive ACA replacement law has been enacted. However, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District

Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. We cannot predict any initiatives that may be adopted in the future.

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

The withdrawal of the United Kingdom, or U.K., from the European Union, or E.U., commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the E.U., result in restrictions or imposition of taxes and duties for importing our product candidates into the E.U., and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the E.U.

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules will continue to apply.  Negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from E.U. directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the E.U. [For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (the “EMA”) relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear.] Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the E.U., or we may incur expenses in establishing a manufacturing facility in the E.U. in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the E.U. for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the E.U.

Risks Related to Protecting Our Intellectual Property

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have two issued U.S. patents relating to our product candidate PTI-428, one issued U.S. patent to our product candidate PTI-801, and pending patent applications directed to our other product candidates, in PTI-801, PTI-808, PTI-428, our combination therapies and our technologies. Many of our patent applications related to our CF program are in the earliest stages, including provisional patent applications, although we do have five (5) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For posenacaftor, dirocaftor and nesolicaftor, all of the statutory deadlines have passed.  For certain patent applications related to our CFTR modulators, their use, and related technology, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, particularly those that we believe provide coverage for these product candidates, we will need to decide whether and where to pursue protection outside the United States by the relevant deadlines, and we will only have the opportunity to obtain patent protection in those jurisdictions where we file for protection, and prosecute and obtain issued claims.

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

Risks Related to Our Business Operations and Industry

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

We carry clinical trial and product liability insurance. However, there can be no assurance that we will be able to obtain the amount of insurance necessary to cover potential claims or liabilities. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance, if obtained, will continue to be available on terms acceptable to us. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

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

The stock markets in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the risks described in this “Risk Factors” section of this Annual Report, market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our shares.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms.

Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our stock.

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

Our business and operations would suffer in the event of system failures.

Our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We might not be able to utilize all or a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law.  Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law.  Under the Tax Cuts and Jobs Act, our federal NOLs generated in tax years ending after December 31, 2017 are permitted to be carried forward indefinitely under applicable U.S. tax law. As of December 31, 2019, we had federal and state NOL carryforwards of $308.8 million and $295.4 million, respectively, of which less than $0.1 million and $10.7 million begin to expire in 2026 and 2030, respectively. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $11.6 million and $4.1 million, respectively, of which less than $0.1 million begin to expire in 2027 and 2025, respectively.

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

In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs from taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of March 5, 2020, we had 44 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of our triple combination product, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•

continue the hiring and training of an effective commercial organization in anticipation of the potential approval of our triple combination product, and establish appropriate systems, policies and infrastructure to support that organization;

•	ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;
•	continue to carry out our own contractual obligations to our licensors and other third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.
•	We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team, including Meenu Chhabra, our Chief Executive Officer. Our senior management may terminate their employment with us at any time. If we lose one or more members of our senior management team, our ability to successfully implement our business strategy could be seriously harmed. Replacing these employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and an active, liquid and orderly trading market may not develop for our common stock. As a result, you may not be able to resell your shares at or above your purchase price.

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

•	the success of, and fluctuation in, the sales of our product candidates, if approved;
•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	changes in expectations as to our future preclinical or clinical results or prospects, including those of securities analysts and investors;
•	our announcement of significant licensing or collaboration arrangements, or the termination of such arrangements;
•	our announcement of significant contracts, acquisitions, or capital commitments;
•	announcements by our competitors of competing products, clinical data, or other initiatives, including, without limitation, those that lead to the development of a new standard of care;
•	announcements by third parties of significant claims or proceedings against us;
•	regulatory and reimbursement developments in the United States and abroad;
•	changes in the structure of healthcare payment systems;
•	future sales of our common stock or debt securities;
•	ability to meet The Nasdaq Global Market’s minimum listing requirements;
•	additions or departures of key personnel; and
•	general domestic and international economic conditions unrelated to our performance.

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

Although our common stock is listed on The Nasdaq Global Market, trading volume in our common stock has been limited and an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future or impair our ability to license or acquire other product candidates, businesses or technologies using our shares as consideration.

If we fall out of compliance with the requirements for continued listing on The Nasdaq Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to access the capital markets.

Our common stock is listed on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock and would impair the ability to sell or purchase our common stock when persons wish to do so.

As previously reported, on August 26, 2019, we received a letter from the Listing Qualification Department (the “Staff”) of The Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, our common stock had not maintained the minimum bid price requirement of $1.00 per share pursuant to Nasdaq Listing Rule 5450(a)(1).

We had been provided an initial period of 180 calendar days, or until February 24, 2020, to regain compliance. If at any time before February 24, 2020, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we comply with the minimum closing bid price and our common stock will continue to be eligible for listing on The Nasdaq Global Market and the matter will be closed.

On December 2, 2019, we issued a press release announcing that we received a letter dated November 27, 2019 from the Staff of The Nasdaq Stock Market notifying us that we have regained compliance with the requirement of The Nasdaq Global Market to maintain a minimum bid price of $1.00 per share and that the matter is now closed.

Although we have regained compliance with the Nasdaq listing requirements, Nasdaq will continue to monitor our ongoing compliance. We may in the future become immediately subject to delisting without a cure period. We would be permitted to appeal any delisting determination to a Nasdaq Hearings Panel, and our ordinary shares would remain listed on the Nasdaq Global Market pending the panel’s decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, our ordinary shares would be removed from trading on the Nasdaq Global Market.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market believes that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

In addition, we have filed registration statements on Form S-8 registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

In addition, a holder of our common stock, or their transferee, has rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is believed that they will be sold, in the public market, the trading price of our common stock could decline.

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We are an emerging growth company and a smaller reporting company, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an emerging growth company and we are taking advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company until December 31, 2021.

Even following the termination of our status as an emerging growth company, we will be able to take advantage of the reduced disclosure requirements applicable to smaller reporting companies (as that term is defined in Rule 12b-2 of the Exchange Act) and, in particular, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To the extent that we are no longer eligible to use exemptions from various reporting requirements, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Form 10-K. However, while we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be an emerging growth company, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.

We may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities.

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

As a public company, we are incurring and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Dodd-Frank Act and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costlier. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Additionally, we are currently searching for a new senior financial officer, and we expect that we may need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements may increase our legal and financial compliance costs and may make some activities more time-consuming and costlier. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a continued increase in legal, accounting, insurance and certain other expenses in the future, which may negatively impact our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our office and laboratory space, which consists of approximately 30,000 square feet of laboratory and office space located in Boston, Massachusetts. This lease commencement date was April 15, 2018 and is for a period of 10 years, expiring on April 30, 2028.

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

Stockholders

As of March 6, 2020, there were 21 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference. Refer to Item 12 of Part III of this report for additional information.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Consolidated Financial Data.

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

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis, or CF, through theratyping, or the process of matching modulators to individual response to treatment regardless of CFTR mutations. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator, or CFTR protein. Although, CF is defined as a monogenic recessive genetic disorder caused by mutations in the CFTR gene, there is a broad range of disease activity for different organ systems in CF, including lung disease, meconium ileus, diabetes, and liver disease, even for CF patients who are homozygous for the most common mutation, F508del mutation. In summary, CF genotype does not always match CF phenotype.

CFTR modulators are compounds that affect the synthesis, folding, trafficking, function and clearance of CFTR protein and are potentially disease modifying. However, these modulators are only available to certain patient subsets based on genotype or a classification based on the ways in which they affect CFTR protein. They have been found to substantially improve patient health outcomes compared to best supportive care, although these drugs have variable efficacy among individuals, as has been observed for most drugs.

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

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC, or HCW, with respect to an at-the-market, or ATM, offering program, or the HCW ATM program, under which we may issue and sell, from time to time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $56.6 million. HCW acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. Common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. We will pay HCW up to 3% of the gross proceeds from any common stock sold under the sales agreement. As of December 31, 2019, we have sold 987,653 shares of our common stock for total net proceeds of approximately $3.5 million under the HCW ATM program.

Since our inception, we have incurred significant operating losses. Our net losses were $59.1 million and $61.8 million for the twelve months ended December 31, 2019 and 2018, respectively.  As of December 31, 2019, we had an accumulated deficit of $336.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand and/or advance our proprietary combination therapy candidates, posenacaftor, dirocaftor and nesolicaftor, into Phase 3 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, the TDN, the CTN, and other interested parties;

•	hire personnel to support our product development, manufacturing, commercialization and administrative efforts;
•	advance the research and development efforts of our CF and other product candidates, including, without limitation, back-up compounds; and
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

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $69.5 million. We believe that our existing cash, cash equivalents, and short-term investments are sufficient to fund our projected operating expenses and capital requirements for at least the next 12 months. However, additional funding will be necessary to fund our MORE trial and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support our operating and capital needs.  Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.  See “Liquidity and Capital Resources.”

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All our revenue for the years ended December 31, 2019 and 2018 has been derived from our collaboration and license agreements.

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

The table below summarizes our research and development expenses incurred by development program:

	Years Ended December 31,
	2019	2018
	(in thousands)
CF	$35,683	$32,660
UPR	402	1,477
Unallocated expenses	16,234	16,175
Total research and development expenses	$52,319	$50,312

If our ongoing studies and clinical trials are successful, and if we can raise adequate funding, we expect that our expenses will increase substantially in connection with our ongoing and anticipated clinical trials, preclinical development and commercialization activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of posenacaftor, dirocaftor or nesolicaftor or our proprietary combination therapies for the treatment of CF or the cost associated with the development of any of our other product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $308.8 million and $295.4 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $11.6 million and $4.1 million, respectively, which begin to expire in 2027 and 2025, respectively.

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

As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.  We record any amounts received prior to satisfying the revenue recognition criteria as deferred revenue.  Amounts recognized as revenue, but not yet received or invoiced are recorded as current assets.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2021 or until we no longer meet the other requirements for being an “emerging growth company,” whichever occurs first.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,		Increase
	2019	2018	(Decrease)
Revenue	$5,000	$2,840	$2,160
Operating expenses:
Research and development	52,319	50,312	2,007
General and administrative	13,835	15,710	(1,875)
Total operating expenses	66,154	66,022	132
Loss from operations	(61,154)	(63,182)	(2,028)
Interest income	1,093	872	221
Other income (expense), net	936	478	458
Net loss	$(59,125)	$(61,832)	$(2,707)

Revenue

Revenue was $5.0 million for the year ended December 31, 2019, compared to $2.8 million for the year ended December 31, 2018.  Revenue for the year ended December 31, 2019 is related to the Genentech Agreement, while revenue for the year ended December 31, 2018 is related to the Astellas Agreement, which was terminated in the fourth quarter of 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,		Increase
	2019	2018	(Decrease)
Direct research and development by program:
CF	$35,683	$32,660	$3,023
UPR	402	1,477	(1,075)
Unallocated expenses:
Employee-related	10,182	10,065	117
Facility related	2,031	2,397	(366)
Other	4,021	3,713	308
Total research and development expenses	$52,319	$50,312	$2,007

Research and development expenses were $52.3 million for the year ended December 31, 2019, compared to $50.3 million for the year ended December 31, 2018. The increase of $2.0 million was primarily due to an increase of $1.7 million in clinical related activities and an increase of $0.3 million in employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $13.8 million for the year ended December 31, 2019 compared to $15.7 million for the year ended December 31, 2018. The decrease of $1.9 million was primarily due to a decrease in professional fees of $1.6 million and a decrease in facilities expenses of $0.4 million, offset by an increase in other costs of $0.1 million.

Interest Income

We recorded $1.1 million of interest income for the year ended December 31, 2019, compared to $0.9 million of interest income for the year ended December 31, 2018. The increase of $0.2 million was due to an increase in interest earned on cash equivalents and short-term investments held during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to an increase in average invested cash.

Other Income, Net

We recorded $0.9 million of other income for the year ended December 31, 2019, as compared to other income of $0.5 million for the year ended December 31, 2018. The increase of $0.4 million in other income is primarily due to net accretion of discounts on short-term securities in 2019 compared to 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials; and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from our initial public offering and subsequent follow-on offerings, the sale of preferred stock, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant, as well as sales of stock under our ATM programs.

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $69.5 million. As of December 31, 2019, we had an accumulated deficit of $336.7 million. During the year ended December 31, 2019, we incurred a loss of $59.1 million and used $53.2 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of December 31, 2019 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, for at least the next 12 months. However, additional funding will be necessary to fund our MORE trial and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.  If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Years Ended December 31,
	2019	2018
Cash used in operating activities	$(53,222)	$(58,844)
Cash provided by (used in) investing activities	46,065	(44,805)
Cash provided by financing activities	3,355	101,613
Net decrease in cash, cash equivalents and restricted cash	$(3,802)	$(2,036)

Operating Activities

During the year ended December 31, 2019, we used $53.2 million of cash for operating activities, primarily resulting from our net loss of $59.1 million, partially offset by $4.1 million of non-cash charges and $1.8 million of changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily related to a decrease of $1.1 million in prepaids and other current assets, an increase of $1.4 million in accrued expenses, and an increase of $0.4 million in accounts payable, partially offset by a decrease in operating lease liabilities of $1.1 million.

During the year ended December 31, 2018, we used $58.8 million of cash for operating activities, primarily resulting from our net loss of $61.8 million and $2.8 million from changes in our operating assets and liabilities, partially offset by non-cash charges of $5.8 million. Changes in operating assets and liabilities were primarily related to a decrease of $1.3 million in operating lease liabilities, an increase of $1.1 million in prepaids and other current assets, a decrease of $0.2 million in accrued expenses, and a decrease of $0.2 million in accounts payable.

Investing Activities

During the year ended December 31, 2019, cash provided by investing activities totaled $46.1 million, consisting of proceeds received from maturities of short-term investments of $134.6 million, partially offset by purchases of short-term investments of $88.5 million.

During the year ended December 31, 2018, cash used in investing activities totaled $44.8 million, consisting of purchases of short-term investments of $111.2 million and purchases of property and equipment of $0.4 million, partially offset by proceeds received from maturities of short-term investments of $66.8 million.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $3.4 million, primarily resulting from $3.5 million of net proceeds from the issuance of common stock related to our at-the-market offering program.

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

Our expenses will also increase as we:

•	continue to pursue the clinical development of our most advanced product candidates, including posenacaftor, dirocaftor and nesolicaftor, as well as our combination therapies;
•	seek support and approval from our collaboration partners, the TDN and other interested parties;
•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval;

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

Until such time, if ever, as we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements, for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to fund our MORE trial and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support our operating and capital needs. In the event sufficient funds are not available, we may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing research and development and general and administrative activities. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.

Commitments

Under various agreements, we will be required to make milestone payments and pay royalties and other amounts to third parties.

Under the CFF agreement, we have agreed to make future sales-based milestone payments (which the agreement refers to as royalties) to CFF of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. We have also agreed to pay to CFF royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by us from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by us through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. All services required by us under the CFF agreement had been completed by December 31, 2014. As of December 31, 2019, we had not developed a commercial product in connection with this collaboration, and we had not sold, licensed or transferred rights in the technology resulting from this collaboration to a third party.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our controller, who is our principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal officer have concluded, based upon the evaluation described above, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Resignation of Principal Financial Officer and Principal Accounting Officer; Appointment of Interim Principal Financial Officer and Interim Principal Accounting Officer

On March 4, 2020, Eric Larson, who currently serves as our principal financial officer and principal accounting officer, notified us of his intention to resign from the position of controller, effective March 19, 2020.   Mr. Larson’s resignation is not the result of any disagreement with our Board, our audit committee or our auditors.

On March 10, 2020, our Board appointed Meenu Chhabra, our current Chief Executive Officer, to serve as the interim principal financial officer and interim principal accounting officer, effective March 19, 2020. The Board is actively searching for qualified candidates to perform the functions of our principal financial officer and principal accounting officer.

Ms. Chhabra, age 47, has served as our President and Chief Executive Officer and a member of our Board since May 2014. Prior to joining us, from August 2007 to May 2014, she served as President and Chief Executive Officer of Allozyne, Inc., a biopharmaceutical company. From December 2006 to August 2007, she served as Vice President of Business Development and Licensing at the Novartis Pharmaceuticals division of Novartis AG. She obtained her M.B.A. from York University and her B.Sc. from the University of Toronto.

Ms. Chhabra was not appointed to serve as interim principal financial officer and interim principal accounting officer pursuant to any arrangements or understandings with us or with any other person, and there are no related party transactions between Ms. Chhabra and us that would require disclosure under Item 404(a) of Regulation S-K. Her compensation will not be changed in connection with her designation as interim principal financial officer and interim principal accounting officer.

Amendments to Executive Employment Arrangements

On March 9, 2020, the Compensation Committee of the Board of Directors reviewed our existing employment arrangements with our employees holding the position of Vice President and higher as part of the Compensation Committee’s ongoing evaluation of our compensation programs. After its review, the Compensation Committee determined that it was in the best interests of the Company and our stockholders to update severance arrangements with our executives.

The Compensation Committee approved (i) a new form of amended and restated employment agreement to be entered into with all of our employees currently holding the position of Vice President or higher (other than Meenu Chhabra, our Chief Executive Officer, and Geoffrey S. Gilmartin, M.D., M.M.Sc., our Chief Medical Officer) and previously having an employment agreement with us (the “Amended and Restated Agreement”) and (ii) a new form of employment agreement to be entered into going forward with any employee who will serve in the position of Vice President or higher and who has not previously entered into an employment agreement with us (the “New Executive Agreement”).

The severance benefits set forth in the Amended and Restated Agreement will be applicable to our executive officers including Benito Munoz, M.Sc., Ph.D., our Chief Scientific Officer and Marija Zecevic, our Chief Commercial Officer, but are not applicable to Ms. Chhabra or Dr. Gilmartin, each of whom have separate individual severance benefits contained in their existing employment arrangements.

The definitions of “Cause,” “Good Reason” and “Disability” have been updated in the Amended and Restated Agreement and the New Executive Agreement, and the form of Confidential Information and Invention Assignment Agreement was also updated. The Amended and Restated Agreement and the New Executive Agreement also contain updated noncompete and release provisions, including an updated form of separation agreement and release following termination.

Under the terms of the Amended and Restated Agreement and the New Executive Agreement, in the event of termination of the executive’s employment by us without “Cause” or by the executive with “Good Reason” (as such terms are defined in the Amended and Restated Agreement or New Executive Agreement, respectively) prior to or within twelve (12) months following a “Change in Control” applicable to us (as such term is defined in the Amended and Restated Agreement or New Executive Agreement, respectively), the executive’s severance period shall be a nine (9) month period from the date of termination. Such severance period reflects an increase from the prior six (6) month period contained in the prior executive employment agreements.

The foregoing summary descriptions of the Amended and Restated Agreement and the New Executive Agreement do not purport to be complete and are qualified in their entirety by reference to the full texts of the Amended and Restated Agreement and the New Executive Agreement, which are attached as Exhibits 10.27 and Exhibit 10.28 to this Annual Report and are incorporated herein by reference. The amended and restated employment agreement we entered into with Dr. Munoz is attached as Exhibit 10.25 to this Annual Report and is incorporated herein by reference. The amended and restated employment agreement we entered into with Dr. Zecevic is attached as Exhibit 10.26 to this Annual Report and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, under the sections titled Proposals—Election of Directors, Current Directors, Director Nominees and Executive Officers, Information Regarding the Board of Directors and Corporate Governance and Stock Ownership

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, under the section entitled Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, under the section titled Stock Ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, under the section titled Certain Relationships and Related Transactions and Information Regarding the Board of Directors and Corporate Governance.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, under the section titled Independent Registered Public Accounting Firm Fees and Other Matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	S-3	333-228529	3.1	November 23, 2018

3.2	Second Amended and Restated By-laws of the Registrant	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Registrant	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant	S-1	333-208735	4.3	December 23, 2015

4.4	Form of Senior Indenture	S-3	333-228529	4.6	November 23, 2018

4.5	Form of Subordinated Indenture	S-3	333-228529	4.7	November 23, 2018

4.6	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				Filed herewith

10.1†	Research, Development and Commercialization Agreement by and between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated March 20, 2012, as amended on May 6, 2013, and January 1, 2014	S-1	333-208735	10.1	December 23, 2015

10.2#	2008 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-208735	10.5	December 23, 2015

10.3#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-208735	10.6	February 1, 2016

10.4	Form of Indemnification Agreement, between the Registrant and its officers and directors	S-1	333-208735	10.8	December 23, 2015

10.5#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-208735	10.10	February 1, 2016

10.6#	Form of Offer Letter by and between the Registrant and the executive officers of the Registrant	S-1/A	333-208735	10.11	February 1, 2016

10.7#	2016 Employee Stock Purchase Plan	S-1/A	333-208735	10.15	February 1, 2016

10.8#	Non-Employee Director Compensation Policy	10-K	001-37695	10.13	March 14, 2018

10.9	Amendment No. 4 to Collaboration and License Agreement by and between Registrant and Astellas Pharma, Inc., dated as of May 23, 2016 (effective as of January 31, 2016)	8-K	001-37695	10.1	May 27, 2016

10.10#	Consulting Agreement, by and between the Registrant and Stelios Papadopoulos, dated as of May 25, 2016	8-K	001-37695	10.2	May 27, 2016

10.11#	Amended and Restated Employment Agreement, by and between the Registrant and Meenu Chhabra, dated October 21, 2016	10-Q	001-37695	10.2	November 10, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date
10.12#	Amended and Restated Employment Agreement, by and between the Registrant and Po-Shun Lee, dated October 21, 2016	10-Q	001-37695	10.3	November 10, 2016

10.13	Lease between the Registrant, as Tenant, and Ice Box, LLC, as Landlord, dated as of September 19, 2017.	10-Q	001-37695	10.2	November 14, 2017

10.14#	Employment Agreement between the Registrant and Benito Munoz, dated as of October 17, 2016	10-K	001-37695	10.21	March 14, 2018

10.15#	Sales Agreement by and between the Registrant and Leerink Partners LLC, dated March 23, 2018	10-Q	001-37695	10.2	May 9, 2018

10.16	Fourth Amendment to Lease by and between the Registrant and ARE-Tech Square, LLC, dated April 13, 2018	10-Q	001-37695	10.3	August 8, 2018

10.17	First Amendment to Lease by and between the Registrant and Ice Box, LLC	10-Q	001-37695	10.2	August 8, 2018

10.18#	Employment Agreement between the Registrant and Marija Zecevic, dated as of March 8, 2017	10-K	001-37695	10.27	March 8, 2019

10.19#	Employment Agreement between the Registrant and Sheila Wilson, dated as of May 18, 2017	10-K	001-37695	10.28	March 8, 2019

10.20# †	Technology Transfer and License Agreement between the Registrant and Genentech, Inc., dated December 13, 2018	10-K	001-37695	10.29	March 8, 2019

10.21	Assignment and Release Agreement between the Registrant and Cystic Fibrosis Foundation, dated December 19, 2018	10-K	001-37695	10.30	March 8, 2019

10.22	Separation Agreement and General Release between the Registrant and Po-Shun Lee, dated as of July 22, 2019	10-Q	001-37695	10.31	November 7, 2019

10.23	Consulting Agreement between the Registrant and Po-Shun Lee, dated as of July 23, 2019	10-Q	001-37695	10.32	November 7, 2019

10.24	Sales Agreement dated May 9, 2019 by and between the Registrant and H.C. Wainwright & Co., LLC	8-K	001-37695	1.1	May 9, 2019

10.25	Amended and Restated Employment Agreement between the Registrant and Ben Munoz, dated March 9, 2020				Filed herewith

10.26	Amended and Restated Employment Agreement between the Registrant and Marija Zecevic, dated March 9, 2020				Filed herewith

10.27	Form of Amended and Restated Executive Agreement				Filed herewith

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

10.28	Form of Executive Employment Agreement				Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm				Filed herewith

24.1	Power of Attorney (included on signature page)				Furnished herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document				Filed herewith

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
#	Represents management contract or compensation plan, contract, or agreement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: March 10, 2020	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Meenu Chhabra and Eric Larson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney in fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys in fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Meenu Chhabra	President and Chief Executive Officer	March 10, 2020
Meenu Chhabra	(Principal Executive Officer)

/s/ Eric Larson	Controller	March 10, 2020
Eric Larson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Franklin M. Berger	Chairman of the Board of Directors	March 10, 2020
Franklin M. Berger, CFA

/s/ Jeffery W. Kelly	Director	March 10, 2020
Jeffery W. Kelly, Ph.D.

/s/ Kim C. Drapkin	Director	March 10, 2020
Kim C. Drapkin

/s/ Emmanuel Dulac	Director	March 10, 2020
Emmanuel Dulac
/s/ David Arkowitz	Director	March 10, 2020
David Arkowitz
Badrul Chowdhury	Director	March 10, 2020
Badrul Chowdhury

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Proteostasis Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Proteostasis Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2020

We have served as the Company’s auditor since 2010.

PROTEOSTASIS THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,008	$28,810
Short-term investments	44,459	89,569
Prepaids and other current assets	1,404	2,481
Total current assets	70,871	120,860
Operating lease, right-of-use asset	12,631	13,849
Property and equipment, net	394	605
Restricted cash, net of current portion	828	828
Total assets	$84,724	$136,142
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,283	$1,884
Accrued expenses	6,864	5,661
Operating lease liabilities	1,153	1,056
Total current liabilities	10,300	8,601
Derivative liability	3	3
Operating lease liabilities, net of current portion	12,043	13,196
Total liabilities	22,346	21,800
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 52,116,629 and 50,808,422 shares issued and outstanding as of December 31, 2019 and 2018, respectively	52	51
Additional paid-in capital	398,979	391,825
Accumulated other comprehensive income	7	1
Accumulated deficit	(336,660)	(277,535)
Total stockholders’ equity	62,378	114,342
Total liabilities and stockholders’ equity	$84,724	$136,142

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Revenue	$5,000	$2,840
Operating expenses:
Research and development	52,319	50,312
General and administrative	13,835	15,710
Total operating expenses	66,154	66,022
Loss from operations	(61,154)	(63,182)
Interest income	1,093	872
Other income (expense), net	936	478
Net loss	$(59,125)	$(61,832)
Net loss per share—basic and diluted	$(1.16)	$(1.61)
Weighted average common shares outstanding—basic and diluted	51,139,531	38,495,103
Other comprehensive loss:
Unrealized gain on investments	6	3
Comprehensive loss	$(59,119)	$(61,829)

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
	Common Stock		Additional Paid-	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	34,416,088	$35	$285,583	$(2)	$(216,808)	$68,808
Exercise of stock options	8,775	—	21	—	—	21
Stock-based compensation expense	—	—	3,526	—	—	3,526
Issuance of common stock pursuant to employee stock purchase plan	18,903	—	55	—	—	55
Issuance of common stock for payment of consulting services	239,490		889	—	—	889
Issuance of common stock related to at-the-market offering program, net	3,475,166	3	21,638	—	—	21,641
Issuance of common stock upon completion of follow-on offering, including overallotment, net	12,650,000	13	80,113	—	—	80,126
Impact of adoption of ASC 606	—	—	—	—	1,105	1,105
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(61,832)	(61,832)
Balance at December 31, 2018	50,808,422	51	391,825	1	(277,535)	114,342
Exercise of stock options	2,543	—	3	—	—	3
Stock-based compensation expense	—	—	3,352	—	—	3,352
Issuance of common stock pursuant to employee stock purchase plan	52,284	—	78	—	—	78
Issuance of common stock for payment of consulting services	102,302	—	242	—	—	242
Vesting of restricted stock units	163,425	—	—	—	—	—
Issuance of common stock related to at-the-market offering program, net	987,653	1	3,479	—	—	3,480
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(59,125)	(59,125)
Balance at December 31, 2019	52,116,629	$52	$398,979	$7	$(336,660)	$62,378

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(59,125)	$(61,832)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,414	1,778
Amortization (accretion) of short-term investments	(958)	(438)
Stock-based compensation expense	3,352	3,526
Stock issued for consulting services	242	889
Change in fair value of derivative liability	—	(22)
Loss on disposal of property and equipment	24	41
Changes in operating assets and liabilities:
Prepaids and other current assets	1,077	(1,104)
Other assets	—	33
Accounts payable	406	(204)
Accrued expenses	1,402	(242)
Operating lease liabilities	(1,056)	(1,269)
Net cash used in operating activities	(53,222)	(58,844)
Cash flows from investing activities:
Purchases of short-term investments	(88,508)	(111,240)
Proceeds received from maturities of short-term investments	134,582	66,850
Purchases of property and equipment	(9)	(415)
Net cash provided by (used in) investing activities	46,065	(44,805)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of follow-on public offering, net	—	80,265
Proceeds from issuance of common stock related to at-the-market offering program, net	3,504	21,703
Proceeds from exercise of stock options	3	21
Proceeds from issuance of stock pursuant to employee stock purchase plan	78	55
Deferred offering costs	(230)	(431)
Net cash provided by financing activities	3,355	101,613
Net decrease in cash, cash equivalents and restricted cash	(3,802)	(2,036)
Cash, cash equivalents and restricted cash at beginning of year	29,638	31,674
Cash, cash equivalents and restricted cash at end of year	$25,836	$29,638
Supplemental disclosure of non-cash investing and financing activities:
Addition of operating lease, right-of-use asset	$—	$14,962
Deferred offering costs included in accounts payable and accrued expenses	$24	$230

The accompanying notes are an integral part of these financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis (“CF”) through theratyping, or the process of matching modulators to individual response to treatment regardless of CFTR mutations. CF is a disease caused by defects in the function or abundance of cystic fibrosis transmembrane conductance regulator (“CFTR”) protein. Although, CF is defined as a monogenic recessive genetic disorder caused by mutations in the CFTR gene, there is a broad range of disease activity for different organ systems in CF, including lung disease, meconium ileus, diabetes, and liver disease, even for CF patients who are homozygous for the most common mutation, F508del mutation. In summary, CF genotype does not always match CF phenotype.

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

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2019, the Company had an accumulated deficit of $336.7 million. The Company has incurred losses and negative cash flows from operations since its inception, including net losses of $59.1 million and $61.8 million for the years ended December 31, 2019 and 2018, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $69.5 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to fund our MORE trial and to advance the Company’s proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Public Offerings

In May 2019, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $56.6 million (the “HCW ATM program”). HCW acts as the Company’s sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from the Company. Common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay HCW up to 3% of the gross proceeds from any common stock sold through the sales agreement. As of December 31, 2019, the Company has sold 987,653 shares of its common stock for total net proceeds of approximately $3.5 million under the HCW ATM program.

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

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an ATM offering program under which the Company could have issued and sold, from time to time at its sole discretion, shares of its common stock, in aggregate offering amount of up to $50.0 million. In 2018, the Company had sold an aggregate of 3,475,166 shares of its common stock for total net proceeds of approximately $21.6 million under the Leerink ATM program.  On March 28, 2019 the Company delivered a notice of termination of the ATM offering program to Leerink, effective as of April 7, 2019.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, including clinical trials, stock-based compensation, determining the value of the operating lease right of use asset and the valuation of the derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company mitigates its risk with respect to cash, cash equivalents and short-term investments by maintaining its balances at two accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s only customer in 2019 was Genentech, Inc. (“Genentech”) and as of December 31, 2019, all amounts due were paid in full.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019 and 2018, the Company’s cash equivalents consisted of money market funds, U.S. government-sponsored securities and U.S. treasury securities.

Restricted Cash

As of December 31, 2019 and 2018, long-term restricted cash represents cash pledged as collateral to secure the Company’s long-term Boston lease obligation. Amounts are reported as noncurrent unless the restrictions are expected to be released in the next 12 months.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing therapeutics to treat protein conformational diseases. All of the Company’s tangible assets are held in the United States. To date, all of the Company’s revenue is collaboration or license revenue earned from activities in the United States.

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

Recently Issued Accounting Pronouncements

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of the Company’s investment portfolio and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards are not expected to have a material impact on results of operations and related disclosures.

ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measure in Topic 820, including removals of existing disclosures, modifications of existing disclosures, and additions of new disclosures. Certain amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair values measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim of annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all period presented upon their effective date. Early adoption is permitted for any removed or modified disclosure. The new standard is effective for the Company on January 1, 2020.  The Company does not believe that the adoption of ASU 2018-13 will have a material impact on its results of operations.

3.	Short-Term Investments

The following is a summary of the Company’s short-term investments as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$20,456	$2	$(1)	$20,457
U.S. treasury securities	23,996	7	(1)	$24,002
	$44,452	$9	$(2)	$44,459

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$41,478	$2	$(3)	$41,477
U.S. treasury securities	48,090	3	(1)	48,092
	$89,568	$5	$(4)	$89,569

The Company did not have any realized gains or losses on its short-term investments for the years ended December 31, 2019 and 2018. There were no other-than-temporary impairments recognized for the years ended December 31, 2019 and 2018.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,906	$—	$—	$23,906
Short-term investments:
U.S. government-sponsored enterprise securities	—	20,457	—	20,457
U.S. treasury securities	—	24,002	—	24,002
	$23,906	$44,459	$—	$68,365
Liabilities:
Derivative liability	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$26,806	$—	$—	$26,806
U.S. treasury securities	—	500	—	500
Short-term investments:
U.S. government-sponsored enterprise securities	—	41,477	—	41,477
U.S. treasury securities	—	48,092	—	48,092
	$26,806	$90,069	$—	$116,875
Liabilities:
Derivative liability	$—	$—	$3	$3

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

Derivative Liability

The derivative liability relates to a cash settlement option associated with the changes of control provision in the Company’s CFF agreement, which meets the definition of an embedded derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments. The fair value of the derivative liability was not material at December 31, 2019 and 2018.

5.Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid clinical, manufacturing and scientific expenses	$767	$1,660
Prepaid insurance expenses	125	108
Other prepaid expenses and other current assets	512	713
	$1,404	$2,481

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	December 31,
	(Years)	2019	2018
Laboratory equipment	5 years	$2,600	$2,715
Furniture and fixtures	5 years	379	368
Computer and office equipment	3 – 5 years	127	209
Construction-in-progress		—	8
		3,106	3,300
Less: Accumulated depreciation and amortization		(2,712)	(2,695)
		$394	$605

Depreciation and amortization expense was $1.4 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively. The Company retired $0.2 million of assets in 2019 with a net book value of less than $0.1 million.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and related expenses	$3,203	$2,746
Accrued research and development expenses	3,186	1,965
Accrued professional fees	397	799
Accrued other	78	151
	$6,864	$5,661

8.Common and Preferred Stock

As of December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, all of which is undesignated. Each share of common stock entitles the holder to one vote for the election of directors and on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders.

The Company has reserved for future issuance the following number of shares of common stock:

	Years Ended December 31,
	2019	2018
2016 and 2008 Stock option incentive plan	5,351,340	4,258,783
2016 Employee stock purchase plan	473,012	386,539
	5,824,352	4,645,322

9.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan is 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. As of December 31, 2019, the total number of shares reserved under the 2016 Plan and 2008 Plan was 5,351,340 and the Company had 986,501 shares available for future issuance under the 2016 Plan.

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

During the years ended December 31, 2019 and 2018, 52,284 and 18,903 shares were issued under this plan, respectively. As of December 31, 2019, the total number of shares reserved under the 2016 ESPP was 473,012 shares. The Company recognized less than $0.1 million of stock-based compensation during 2019 related to this plan.

Stock Option Grants and Shares to Nonemployees

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of December 31, 2019, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones, and had an aggregate fair value of $0.1 million. During the years ended December 31, 2019 and 2018, the Company did not grant any options to nonemployees under this plan.

Bonus Restricted Stock Units (RSUs)

On February 1, 2018, the Company’s board approved executive bonuses for the year ended December 31, 2017, and elected payment to be made through a grant of an equivalent number of RSUs based on the February 1, 2018, closing share price of the Company’s common stock.  The requisite service period for the awards was from February 1, 2018, to February 1, 2019 (the vesting period).  The Company recognized employee stock-based compensation expense for the bonus RSU grants on a straight-line basis over the vesting period of the awards. On February 1, 2019, the outstanding RSUs fully vested and were converted to 163,425 shares of common stock. As of December 31, 2019, there were no RSUs outstanding and less than $0.1 million of expense was recognized for the year ended December 31, 2019. As of December 31, 2018, there were 163,425 RSUs remaining to vest and $0.5 million of expense recognized for the year ended December 31, 2018.

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	163,425	$3.20
Granted	—	—
Vested	(163,425)	3.20
Forfeited	—	—
Unvested balance at December 31, 2019	—	$—

Stock Option Valuation

The fair value of each option awards was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018
Risk-free interest rates	2.56%	2.68%
Expected term (in years)	6.00	6.00
Expected volatility	83.33%	78.47%
Expected dividend yield	—	—

Stock Options

The following table summarizes the Company’s stock option activity (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2018	3,158,676	$5.93	7.53	$471
Granted	1,514,700	4.04
Exercised	(2,543)	1.09
Forfeited	(305,994)	5.59
Outstanding at December 31, 2019	4,364,839	$5.30	7.32	$132
Vested and expected to vest at December 31, 2019	4,281,589	$5.36	7.43	$132
Options exercisable at December 31, 2019	2,428,147	$6.11	6.45	$43

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was less than $0.1 million.

The Company received cash proceeds from the exercise of stock options of less than $0.1 million during the years ended December 31, 2019 and 2018.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2019 and 2018, was $4.04 and $3.22, respectively.

The total fair value of options vested during the years ended December 31, 2019 and 2018, was $2.9 million and $3.5 million, respectively.

Stock-based Compensation

Stock-based compensation expense was classified in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$1,441	$1,571
General and administrative	2,153	2,844
	$3,594	$4,415

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $4.6 million, which is expected to be recognized over a weighted average period of 2.33 years.

10.	Significant Agreements

Genentech

In December 2018, the Company entered into a Technology Transfer and License Agreement (the “Genentech Agreement”) with Genentech under which the Company granted Genentech an exclusive worldwide license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network.  The rights do not include CFTR modulators and are unrelated to the Company’s investigational medicines or other ongoing research programs in cystic fibrosis. In connection with the terms of the Genentech Agreement, the Company is entitled to a nonrefundable cash payment of $5.0 million following the successful completion of the technology and materials transfer to Genentech and future milestone payments in the aggregate of approximately $96.0 million upon the achievement of specified development, regulatory and commercial milestones.  In addition, Genentech is obligated to pay the Company tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement.  There are no cancellation, termination or refund provisions in the Genentech Agreement that contain material financial consequences to the Company.  Unless earlier terminated, the Genentech Agreement continues in full force and effect until the passing or expiration of all royalty payment obligations.  Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy.  Genentech may terminate the Genentech Agreement in its entirety for convenience upon thirty days’ notice to the Company.

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

As of December 31, 2019, the Company has measured the transaction price solely in reference to the $5.0 million payment due upon receipt of notice from Genentech regarding the satisfactory completion of the technology and materials transfer.  None of the variable consideration payable under the arrangement has been included in the transaction price as of December 31, 2019.  Through December 31, 2019, the Company has not achieved any research, development, regulatory or commercial milestones or earned any royalties under the Genentech Agreement.  The Company utilizes the most likely amount method to estimate the amount of research, development and regulatory milestone payments to be received.  As part of the evaluation for the research and development milestone payments, the Company considers several factors, including the stage of research and development of the compounds included in the arrangement, the risk associated with the remaining research and development work required to achieve the milestone and the Company’s level of involvement in the research and development activities.  None of the variable consideration payable has been included in the transaction price through December 31, 2019.  Regulatory milestone payments are triggered upon the first commercial sale following receipt of regulatory approval from the FDA or other global regulatory authorities; therefore, such amounts will be excluded from the transaction price until the associated regulatory approval is received.  The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of:  (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate.  As all performance obligations have been satisfied the Company will recognize royalty revenue at the date the sales occur. The Company did not adjust the promised amount of consideration for the effects of a significant financing component because the Company expects that the period between when the promised goods and services are transferred and when the customer pays for those goods and services will be one year or less.  There were no changes in the transaction price for the twelve months ended December 31, 2019.

The Company allocated the transaction price of $5.0 million to the sole identified performance obligation in its entirety.  Amounts allocated to the combined performance obligation comprised of the exclusive license and the associated technology and materials transfer will be recognized as revenue at a point in time based on the date on which Genentech provides notice regarding the satisfactory completion of the technology and materials transfer.  Upon the successful execution of the technology and materials transfer, control is considered to be transferred to both the exclusive license and the technology and materials transfer promises due primarily to the payment contingency and timing of the conveyance of risks and rewards of ownership. In February 2019, the Company completed the technology and materials transfer and received the upfront payment of $5.0 million.  The Company recognized revenue of $5.0 million for the twelve months ended December 31, 2019 as the technology and materials transfer has been completed. As of December 31, 2019, the Company did not have any receivables or deferred revenue related to the Genentech Agreement because neither had any payments under the arrangement become due nor had the underlying performance obligation been satisfied.

Astellas

In November 2014, the Company entered into the Collaborative Research, Development, Commercialization and License Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). The focus of the Astellas Agreement was to identify, develop and commercialize therapeutic candidates relating to the Unfolded Protein Response (“UPR”) pathway. Under terms of the Astellas Agreement, Astellas purchased from the Company convertible promissory notes totaling $5.0 million with terms consistent with those of other investors that purchased convertible promissory notes issued during 2014. In addition, the Company was eligible to receive research funding support, based on the establishment of an annual research budget, and future research, development and sales milestone payments of up to $398.5 million, as well as tiered royalty payments ranging in the mid-single-digit to low double-digit percentages of net sales, as defined in the agreement. Under the agreement, the companies conducted research during the initial research term, which was approximately 3 ½ years, to identify lead compounds for clinical development. At the end of the research term, Astellas, in its sole discretion, could designate a development compound and make a milestone payment to the Company. The Company had the right, but not the obligation, to co-develop the compound.  If the Company did not exercise its option to co-develop the compound, Astellas had an exclusive right to the compound and sole right and responsibility for the development of the compound. As of December 31, 2018, the Astellas Agreement was complete and all of the Company’s performance obligations under the contract have been satisfied.

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

Revenue associated with the performance obligation was recognized as the research and development services were provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over this period and in management’s judgment, was the best measure of progress towards satisfying the performance obligation. As of December 31, 2018, the research and development services related to this performance obligation were complete. The Company recognized revenue of $2.8 million for the year ended December 31, 2018.

Presidents and Fellows of Harvard College Licensing Agreement

The Company has acquired certain exclusive and nonexclusive rights to use, research, develop and offer for sale certain products and patents under a licensing agreement, as amended in December 2013, with Presidents and Fellows of Harvard College (the “Harvard Agreement”). The Harvard Agreement was terminated in December 2017. The surviving rights obligate the Company to make payments to the licensor for milestones and royalties. Due to the termination of the Harvard Agreement, the future development, clinical and commercialization and sales milestone payments under the licensing agreement are up to $2.4 million. Under the surviving provisions of the licensing agreement, the Company will also owe low single-digit royalties on sales of commercial products, if any, developed using the licensed technologies for ten years following the first commercial sale. As of December 31, 2019 and 2018, the Company had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved.

Cystic Fibrosis Foundation, Inc.

In March 2012, the Company entered into a Research, Development and Commercialization Agreement (the “CFF Agreement”) with CFF. Under terms of the CFF Agreement, which was subsequently amended in May 2013 and January 2014, CFF agreed to provide up to $5.7 million (the “Award’) in research funding to the Company over two non-consecutive one-year periods from March 2012 to March 2013 and from January 2014 to December 2014. The Company did not recognize any revenue under the CFF Agreement during the years ended December 31, 2019 and 2018.

Under the CFF agreement, the Company has agreed to make future sales-based milestone payments, which the agreement refers to as royalties, to CFF of up to $34.2 million upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the collaboration agreement. The Company has also agreed to pay to CFF royalties of a mid single-digit percentage, up to an aggregate of $22.8 million, on any amounts received by the Company from the sale, license or transfer to a third party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the first three sales-based milestone payments owed by the Company through the second anniversary of the first commercial sale of a product developed as a result of this collaboration. As of December 31, 2019 and 2018, the Company had not developed a commercial product in connection with this collaboration, and it had not sold, licensed or transferred rights in the technology resulting from this collaboration.

In lieu of the milestone and royalty payments described above, in the event of a change of control of the Company, CFF may elect to accept a one-time payment equal to the consideration CFF would have received if it had owned (a) 268,265 shares of the Company’s common stock if the change of control occurs prior to the selection by the Company of a compound intended for product approval, or (b) 444,025 shares of the Company’s common stock if the change of control occurs after the selection by the Company of a compound intended for product approval. This alternative payment option upon a change of control would be cash settled in the event of a change of control and meets the definition of an embedded derivative. The Company estimated the fair value of this liability and concluded that the liability was immaterial as of the inception date of the CFF Agreement. The Company estimated the fair value of this derivative liability to be less than $0.1 million as of December 31, 2019 and 2018 (see Note 4). The CFF Agreement will expire when there are no longer any payment obligations, unless terminated earlier. Each party may terminate for an uncured material breach of any material covenants or obligations or if any representation or warranty is materially untrue as of the date made and uncured after 30 days from notice. CFF may also terminate if a case or proceeding under the bankruptcy laws is filed against the Company and not dismissed within 60 days, or if the Company files for insolvency, reorganization, receivership, dissolution or liquidation.

11.	Income Taxes

During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items. All the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.2)	(6.1)
Research and development tax credit carryforwards	(3.5)	(3.9)
Return to provision	0.3	(0.6)
Nondeductible expenses	0.3	0.4
Change in deferred tax asset valuation allowance	30.1	31.2
Effective income tax rate	0.0%	0.0%

Net deferred tax assets (liabilities) as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	83,514	68,219
Research and development tax credit carryforwards	14,874	12,799
Accrued expenses and other	5,822	5,850
Total deferred tax assets before valuation allowance	104,210	86,868
Valuation allowance	(100,678)	(82,965)
Net deferred tax assets	3,532	3,903
Depreciation	(81)	(119)
Right-of-use asset	(3,451)	(3,784)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2019, the Company had federal and state net operating loss carryforwards (“NOLs”) of $308.8 million and $295.4 million, respectively, which may be available to offset future taxable income and federal and state NOLs begin to expire in 2026 and 2030, respectively. As of December 31, 2019, the Company also had federal and state research and development tax credit carryforwards of $11.6 million and $4.1 million, respectively, which may be available to offset future income tax liabilities. Federal and state research and development tax credit carryforwards begin to expire in 2027 and 2025, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2019 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Valuation allowance at beginning of year	$(82,965)	$(63,660)
Increases recorded to income tax provision	(17,713)	(19,305)
Valuation allowance at end of year	$(100,678)	$(82,965)

The Company has not yet recorded any amounts for unrecognized tax benefits, interest or penalties historically through December 31, 2019. The Company files income tax returns in the U.S. federal and state jurisdictions in which it operates. The Company’s income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

12.	Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(59,125)	$(61,832)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	51,139,531	38,495,103
Net loss per share—basic and diluted	$(1.16)	$(1.61)

The following common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	December 31,
	2019	2018
Options to purchase common stock	4,364,839	3,158,676
Restricted stock units	—	163,425
	4,364,839	3,322,101

13.	Leases

The Company has an operating lease for office and laboratory space for its corporate headquarters in Boston, Massachusetts. The lease commenced in January 2018 and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.

The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations.  Per the terms of the lease agreement, the Company does not have any residual value guarantees.  In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component and its associated non-lease components as a single lease component. It has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company’s real estate lease in Boston is considered a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.  The Company’s prior lease in Cambridge, Massachusetts expired in May 2018. As of December 31, 2019 and 2018, assets under operating lease were $12.6 million and $13.8 million, respectively.  The elements of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Lease cost
Operating lease cost	$1,849	$2,232
Variable lease cost (1)	676	619
Total lease cost	$2,525	$2,851

Other information
Operating cash flows used for operating leases	$1,686	$1,634
Operating lease liabilities arising from obtaining right-of-use assets	$13,196	$14,252
Weighted-average remaining lease term	8.34 years	9.34 years
Weighted-average discount rate	4.50%	4.50%

(1)	The variable lease costs for the year ended December 31, 2019 include common area maintenance charges.

Future lease payments under noncancelable leases as of December 31, 2019 (in thousands):

2020	$1,733
2021	1,780
2022	1,829
2023	1,880
2024	1,931
Thereafter	6,825
Total lease payments	15,978
Less: imputed interest	(2,782)
Total	$13,196

14.	Commitments and Contingencies

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs due to such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2019 and 2018.

Purchase Commitments

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities within the Company’s clinical research organization.

15.	401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2019 the Company matches 50% of employee contributions up to 6% of annual eligible compensation. As of December 31, 2019, contributions by the Company total $0.2 million.

16.	Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except for share and per share amounts).

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$5,000	$—	$—	$—
Operating expenses:
Research and development	16,148	16,925	10,145	9,101
General and administrative	3,943	3,682	3,154	3,056
Total operating expenses	20,091	20,607	13,299	12,157
Loss from operations	(15,091)	(20,607)	(13,299)	(12,157)
Interest income	357	297	224	215
Other income (expense), net	316	292	242	86
Net loss	$(14,418)	$(20,018)	$(12,833)	$(11,856)
Net loss per share—basic and diluted	$(0.28)	$(0.39)	$(0.25)	$(0.23)
Weighted average common shares outstanding—basic and diluted	50,976,907	51,097,456	51,099,307	51,351,763

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$942	$843	$1,055	$—
Operating expenses:
Research and development	8,400	12,604	15,591	13,717
General and administrative	3,823	3,957	4,150	3,780
Total operating expenses	12,223	16,561	19,741	17,497
Loss from operations	(11,281)	(15,718)	(18,686)	(17,497)
Interest income	165	194	171	342
Other income, net	90	46	87	255
Net loss	$(11,026)	$(15,478)	$(18,428)	$(16,900)
Net loss per share—basic and diluted	$(0.32)	$(0.43)	$(0.50)	$(0.36)
Weighted average common shares outstanding—basic and diluted	34,474,004	36,009,109	36,694,957	46,687,910