Form 10-Q
period 2020-03-31
PROTEOSTASIS THERAPEUTICS, INC.
filed 2020-05-15
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37695

Proteostasis Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8436652
(State or Other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
80 Guest Street, Suite 500 Boston, Massachusetts	02135
(Address of Principal Executive Offices)	(Zip Code)

(617) 225-0096

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.001 per share	PTI	The Nasdaq Stock Market LLC

Securities registered pursuant to the Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 11, 2020, there were 52,147,656 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this report, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are often identified by the words, “aim,” “anticipate,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “project,” “seek,” “should,” “target,”  “will,” “would” or the negative of these terms or other comparable terminology intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•

our planned Phase 3 clinical trials with our combination therapy candidates, nesolicaftor (PTI-428), posenacaftor (PTI-801), and dirocaftor (PTI-808), including timing of the progress and the potential filing of a Marketing Authorization Application, or MAA;

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

•	anticipated regulatory developments in the United States and foreign countries;
•	our plans to research, develop, manufacture and commercialize our combination solutions, including expected preclinical and clinical results and timing;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size and growth of the potential markets for our combination solutions, and our ability to serve those markets;
•	the rate and degree of commercial scope and potential, as well as market acceptance of our combination solutions for any indication;
•	the benefits of U.S. Food and Drug Administration, or FDA, and European Commission designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and anticipated capital requirements;
•	our ability to attract and retain qualified key scientific or management personnel;
•

our expectations regarding the impact of the ongoing coronavirus disease 2019, or COVID-19, pandemic, including the expected duration of disruption and immediate and long-term impact and effect on our business and operations; and

•	other forward-looking statements discussed elsewhere in this report.

You should refer to “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

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

Symdeko/Symkevi and Trikafta are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$33,351	$25,008
Short-term investments	23,753	44,459
Prepaids and other current assets	2,489	1,404
Total current assets	59,593	70,871
Operating lease, right-of-use asset	12,318	12,631
Property and equipment, net	350	394
Restricted cash	828	828
Total assets	$73,089	$84,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,201	$2,283
Accrued expenses	4,725	6,864
Operating lease liabilities	1,179	1,153
Short-term borrowings	1,099	—
Total current liabilities	8,204	10,300
Derivative liability	3	3
Operating lease liabilities, net of current portion	11,742	12,043
Total liabilities	19,949	22,346
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 52,147,656 and 52,116,629 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	52	52
Additional paid-in capital	399,583	398,979
Accumulated other comprehensive income	43	7
Accumulated deficit	(346,538)	(336,660)
Total stockholders’ equity	53,140	62,378
Total liabilities and stockholders’ equity	$73,089	$84,724

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$5,000
Operating expenses:
Research and development	6,518	16,148
General and administrative	3,587	3,943
Total operating expenses	10,105	20,091
Loss from operations	(10,105)	(15,091)
Interest income	207	357
Interest expense	(3)	—
Other income, net	23	316
Net loss	$(9,878)	$(14,418)
Net loss per share—basic and diluted	$(0.19)	$(0.28)
Weighted average common shares outstanding—basic and diluted	52,146,633	50,976,907
Other comprehensive income:
Unrealized gain on investments	36	17
Comprehensive loss	$(9,842)	$(14,401)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at December 31, 2019	52,116,629	$52	$398,979	$7	$(336,660)	$62,378
Stock-based compensation expense	—	—	578	—	—	578
Issuance of common stock pursuant to employee stock purchase plan	31,027	—	26	—	—	26
Other comprehensive income	—	—	—	36	—	36
Net loss	—	—	—	—	(9,878)	(9,878)
Balances at March 31, 2020	52,147,656	$52	$399,583	$43	$(346,538)	$53,140

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balances at December 31, 2018	50,808,422	$51	$391,825	$1	$(277,535)	$114,342
Exercise of stock options	2,543	—	3	—	—	3
Stock-based compensation expense	—	—	801	—	—	801
Issuance of common stock for payment of consulting services	46,153	—	169	—	—	169
Issuance of common stock pursuant to employee stock purchase plan	22,615	—	53	—	—	53
Vesting of restricted stock units	163,425	—	—	—	—	—
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(14,418)	(14,418)
Balances at March 31, 2019	51,043,158	$51	$392,851	$18	$(291,953)	$100,967

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,878)	$(14,418)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	357	351
Accretion of short-term investments	(26)	(317)
Stock-based compensation expense	578	801
Stock issued for consulting services	—	169
Changes in operating assets and liabilities:
Prepaids and other current assets	(1,085)	(653)
Other assets	—	(88)
Accounts payable	(1,082)	120
Accrued expenses	(2,139)	858
Operating lease liabilities	(275)	(252)
Net cash used in operating activities	(13,550)	(13,429)
Cash flows from investing activities:
Purchases of short-term investments	(5,232)	(20,844)
Proceeds received from maturities of short-term investments	26,000	37,000
Purchases of property and equipment	—	(9)
Net cash provided by investing activities	20,768	16,147
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Proceeds from issuance of common stock pursuant to employee stock purchase plan	26	53
Proceeds from issuance of short-term borrowings	1,220	—
Repayment of short-term borrowings	(121)	—
Net cash provided by financing activities	1,125	56
Net increase in cash, cash equivalents and restricted cash	8,343	2,774
Cash, cash equivalents and restricted cash at beginning of period	25,836	29,638
Cash, cash equivalents and restricted cash at end of period	$34,179	$32,412

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

Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities. It has funded its operations to date with proceeds from the sale of preferred stock, the issuance of convertible promissory notes, proceeds from its initial public offering in February 2016, proceeds from its follow-on public offerings, and payments received in connection with collaboration agreements and a research grant, as well as funds from the sale of stock under the at-the-market offering program described below. The Company does not have any products approved for sale and has not generated any revenue from product sales.

The Company has not generated any revenue since inception. As a result, the Company has incurred recurring losses and requires significant cash resources to execute its business plans. In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2020, the Company had an accumulated deficit of $346.5 million. The Company has incurred losses and negative cash flows from operations since its inception. During the three months ended March 31, 2020, the Company incurred losses of $9.9 million and used $13.6 million of cash in operations. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $57.1 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to fund its proposed Phase 3 Modulator Options to RestorE CFTR (“MORE”) trial and to advance the Company’s proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. The novel coronavirus (“COVID-19”) pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, the Company could experience an inability to access additional capital, when and if needed. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

At-the-Market Offering Program

In May 2019, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time-to-time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $56.6 million (the “HCW ATM program”). HCW acts as the Company’s sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction from the Company. Common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. The Company will pay HCW up to 3% of the gross proceeds from any common stock sold through the sales agreement. As of December 31, 2019, the Company sold 987,653 shares of its common stock for total net proceeds of approximately $3.5 million under the HCW ATM program. The Company did not sell any shares of its common stock under the ATM program during the three months ended March 31, 2020.

In March 2018, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) with respect to an ATM offering program under which the Company could have issued and sold, from time to time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $50.0 million. As of March 31, 2019, the Company had sold an aggregate of 3,475,166 shares of its common stock for total net proceeds of approximately $21.6 million under the ATM program. Effective April 7, 2019, the Company terminated this ATM offering program.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements, as of March 31, 2020 and for the three months ended March 31, 2020, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of March 31, 2020, results of its operations for the three months ended March 31, 2020, and cash flows for the three months ended March 31, 2020, have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2020. There were no changes to significant accounting policies during the three months ended March 31, 2020, except for the items noted below.

Risks and Uncertainties

The Company is monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets. To date, the Company has not experienced material business disruption, nor has it incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business, clinical development and regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the biopharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its late-stage product candidates; delays or problems in obtaining clinical supply, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; biopharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of complying with applicable regulatory requirements.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, and the valuation of common stock and the derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Recently Issued and Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2022, as the Company is a smaller reporting company. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of the Company’s investment portfolio and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards is not expected to have a material impact on results of operations and related disclosures.

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$16,455	$29	$—	$16,484
U.S. treasury securities	7,255	14	—	7,269
	$23,710	$43	$—	$23,753

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$20,456	$2	$(1)	$20,457
U.S. treasury securities	23,996	7	(1)	24,002
	$44,452	$9	$(2)	$44,459

Short-term investments represent holdings of available-for-sale debt securities and are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income. The Company did not have any realized gains or losses on its short-term investments for the three months ended March 31, 2020 and 2019. There were no other-than-temporary impairments recognized for the three months ended March 31, 2020 and 2019.

4.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,873	$—	$—	$32,873
Short-term investments:
U.S. government-sponsored enterprise securities	—	16,484	—	16,484
U.S. treasury securities	—	7,269	—	7,269
	$32,873	$23,753	$—	$56,626
Liabilities:
Derivative liability	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,906	$—	$—	$23,906
Short-term investments:
U.S. government-sponsored enterprise securities	—	20,457	—	20,457
U.S. treasury securities	—	24,002	—	24,002
	$23,906	$44,459	$—	$68,365
Liabilities:
Derivative liability	$—	$—	$3	$3

During the periods ended March 31, 2020 and December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

The derivative liability relates to a cash settlement option associated with the change of control provision in the Company’s Cystic Fibrosis Foundation, Inc. (“CFF”) agreement, which meets the definition of a derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments. The fair value of the derivative liability was not material at March 31, 2020 and December 31, 2019.

5.Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid clinical, manufacturing and scientific expenses	$429	$767
Prepaid insurance expenses	1,629	125
Other prepaid expenses and other current assets	431	512
	$2,489	$1,404

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued research and development expenses	$3,127	$3,186
Accrued payroll and related expenses	1,118	3,203
Accrued professional fees	429	397
Accrued other	51	78
	$4,725	$6,864

7.	Short-Term Borrowings

As of March 31, 2020, the Company had short-term borrowings of $1.1 million consisting of a Commercial Insurance Premium Finance and Security Agreement (the “Finance and Security Agreement”) entered into on February 27, 2020. The Finance and Security Agreement has a ten-month repayment period with an annual interest rate of 2.59% and a maturity of December 11, 2020. Collateral under the Finance and Security Agreement includes the right, title and interest in certain business insurance policies. As of March 31, 2020, the Company has paid less than $0.1 million in interest on short-term borrowings.

8.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2020, an additional 1,563,498 shares were reserved for issuance under the 2016 Plan. As of March 31, 2020, the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 9,972,038 and the Company had 4,441,627 shares available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective in connection with the completion of the Company’s initial public offering. A total of 138,757 shares of common stock were initially reserved for issuance under the 2016 ESPP. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase each January 1, beginning January 1, 2017, by the lesser of (i) 138,757 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31, or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors.

During the three months ended March 31, 2020, 31,027 shares of common stock were issued pursuant to the 2016 ESPP. As of March 31, 2020, the total number of shares reserved under the 2016 ESPP was 580,742 shares. The Company recognized less than $0.1 million of stock-based compensation during the three months ended March 31, 2020 related to the 2016 ESPP.

Restricted Stock Units (RSUs)

On February 4, 2020, the Company’s board approved payment to be made to a nonemployee through a grant of RSUs based on the February 4, 2020 closing share price of the Company’s common stock. The grant did not meet the criteria for liability classification as there was a fixed number of shares to be issued and there is no variability in the number of shares which had been granted. The requisite service period for the awards is from February 4, 2020 to August 4, 2020 (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. As of March 31, 2020, 4,519 RSUs were granted and the Company recognized less than $0.1 million of stock-based compensation expense during the three months ended March 31, 2020.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	—	$—
Granted	4,519	1.77
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2020	4,519	$—

Stock-Based Compensation

Stock-based compensation expense, including shares issued to a nonemployee for consulting services, was classified in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$230	$370
General and administrative	348	600
	$578	$970

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020 (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2019	4,364,839	$5.30	7.32	$132
Granted	1,528,600	1.57
Forfeited	(363,028)	6.34
Outstanding at March 31, 2020	5,530,411	$4.20	7.85	$14
Exercisable at March 31, 2020	2,509,969	$5.79	6.48	$5
Vested and expected to vest at March 31, 2020	5,447,161	$4.23	7.96	$14

The grant date fair value of options granted during the period was $1.7 million, or $1.10 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of four years.

As of March 31, 2020, there was $5.5 million of unrecognized compensation cost related to employee and nonemployee unvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.55 years. Stock compensation costs have not been capitalized by the Company.

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of March 31, 2020, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones.

9.	Significant Agreements

Genentech

In December 2018, the Company entered into a Technology Transfer and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”) under which the Company granted Genentech an exclusive worldwide license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network. The rights do not include CFTR modulators and are unrelated to the Company’s investigational medicines or other ongoing research programs in cystic fibrosis. In connection with the terms of the Genentech Agreement, the Company is entitled to a nonrefundable cash payment of $5.0 million following the successful completion of the technology and materials transfer to Genentech and future milestone payments in the aggregate of approximately $96.0 million upon the achievement of specified development, regulatory, and commercial milestones. In addition, Genentech is obligated to pay the Company tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement. There are no cancellation, termination, or refund provisions in the Genentech Agreement that contain material financial consequences to the Company. Unless earlier terminated, the Genentech Agreement continues in full force and effect until the passing or expiration of all royalty payment obligations. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy. Genentech may terminate the Genentech Agreement in its entirety, for convenience, upon thirty days’ notice to the Company.

The Company evaluated the Genentech Agreement in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s obligations under the Genentech Agreement are the following promises: (i) exclusive license to certain intellectual property associated with a specific target and (ii) technology and materials transfer related to the intellectual property underlying the licensed technology. The Company determined that the exclusive license is not distinct from the associated technology and materials transfer because the customer cannot benefit from, or utilize, the license without the technology and materials transfer. Specifically, the Company concluded that the exclusive license is not capable of being distinct from the associated technology and materials transfer because Genentech does not have the knowledge or expertise to fully exploit potential product candidates without the accompanying technology and materials provided pursuant to the transfer, and no other third party can perform the transfer due to the Company’s proprietary knowledge and specialized expertise with respect to the licensed intellectual property. Accordingly, the Company concluded that these promises should be combined into a single performance obligation (the “License and Transfer Performance Obligation”).

As of March 31, 2020, the Company has measured the transaction price solely in reference to the $5.0 million payment due upon receipt of notice from Genentech regarding the satisfactory completion of the technology and materials transfer. None of the variable consideration payable under the arrangement has been included in the transaction price as of March 31, 2020. Through March 31, 2020, the Company has not achieved any research, development, regulatory, or commercial milestones, or earned any royalties under the Genentech Agreement. The Company utilizes “the most likely” amount method to estimate the amount of research, development, and regulatory milestone payments to be received. As part of the evaluation for the research and development milestone payments, the Company considers several factors including the stage of research and development of the compounds included in the arrangement, the risk associated with the remaining research and development work required to achieve the milestone, and the Company’s level of involvement in the research and development activities.

Regulatory milestone payments are triggered upon the first commercial sale following receipt of regulatory approval from the FDA or other global regulatory authorities; therefore, such amounts will be excluded from the transaction price until the associated regulatory approval is received. The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of:  (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate. As all performance obligations are satisfied, the Company will recognize royalty revenue at the date the sales occur. The Company did not adjust the promised amount of consideration for the effects of a significant financing component because the Company expects that the period between when the promised goods and services are transferred and when the customer pays for those goods and services will be one year or less. There were no changes in the transaction price for the three months ended March 31, 2020.

The transaction price of $5.0 million allocated to the combined performance obligation was recognized as revenue in February 2019 at the point in time that Genentech provided notice regarding the satisfactory completion of the technology and materials transfer. Upon that successful execution of the technology and materials transfer, control was deemed to be transferred for both the exclusive license and the technology and materials transfer promises, therefore the risks and rewards of ownership had been conveyed. As of March 31, 2020, the Company did not have any receivables or deferred revenue related to the Genentech Agreement because no payments under the arrangement became due, nor had the underlying performance obligation been satisfied.

10.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three months ended March 31, 2020 and 2019, respectively, due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets. All the Company’s losses before income taxes were generated in the United States.

11.	Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(9,878)	$(14,418)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	52,146,633	50,976,907
Net loss per share—basic and diluted	$(0.19)	$(0.28)

The following common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	March 31,
	2020	2019
Options to purchase common stock	5,530,411	4,564,427
Restricted stock units	4,519	—
	5,534,930	4,564,427

12. Leases

The Company has an operating lease for office and laboratory space for its corporate headquarters in Boston, Massachusetts. The lease commenced in January 2018 and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.

The Company has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease if the Company defaults on the lease financial obligations. Per the terms of the lease agreement, the Company does not have any residual value guarantees. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate based on electing the original lease term to account for each lease component and its associated non-lease components as a single lease component. It has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company’s real estate lease in Boston is considered a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent, based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of March 31, 2020, and December 31, 2019, assets under operating lease were $12.3 million and $12.6 million, respectively. The elements of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Lease cost
Operating lease cost	$462	$462
Variable lease cost (1)	103	137
Total lease cost	$565	$599

Other information
Operating cash flows used for operating leases	$425	$414
Operating lease liabilities arising from obtaining right-of-use assets	$12,921	$14,000
Weighted-average remaining lease term	8 years	9 years
Weighted-average discount rate	4.50%	4.50%

(1)	The variable lease costs for the three months ended March 31, 2020 and 2019 include common area maintenance charges.

Future lease payments under noncancelable leases as of March 31, 2020 (in thousands):

Future Operating Lease Payments
2020	$1,308
2021	1,780
2022	1,829
2023	1,880
2024	1,931
Thereafter	6,825
Total lease payments	15,553
Less: imputed interest	(2,632)
Total operating lease liabilities	$12,921

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020, or the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described, in or implied by, the forward-looking statements contained in the following discussion and analysis. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

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

CFTR modulators are compounds that affect the synthesis, folding, trafficking, function, and clearance of CFTR protein and are potentially disease modifying. However, these modulators are only available to certain patient subsets based on genotype or a classification based on the ways in which they affect CFTR protein. They have been found to substantially improve patient health outcomes compared to best supportive care, although these drugs have variable efficacy among individuals as has been observed for most drugs.

In a clinical setting, when treatment efficacy is uncertain for individuals and when high costs limit “trial and error” approaches to assessing potential benefit for a patient from a specific drug, the new focus has become matching individuals with drugs that are most likely to be effective. Thus, emerging evidence and increased use of CF patient-derived cells studied in a laboratory test, such as the organoid assay, have been shown to provide a patient-friendly and cost-effective approach to increasing access to treatment for patients with CF and to optimize the risk-benefit ratio and cost-effectiveness of CFTR modulators. Currently, in many geographies, access to CFTR modulators has been limited because the approved drugs failed to meet cost-effectiveness thresholds required by payors.

Our CF-focused pipeline consists of novel CFTR modulators including correctors, potentiators and amplifiers. Upon discovery of amplifiers, a novel class of CFTR modulators, we utilized their novel mechanism of action as a drug screening tool and subsequently identified correctors and potentiators that we are now developing as combination therapies. We have completed double blind, randomized, placebo-controlled Phase 2 clinical trials with the combination of all three of our investigational CFTR modulators (PTI-801, or posenacaftor, a third generation CFTR corrector; PTI-808, or dirocaftor, a CFTR potentiator; and PTI-428, or nesolicaftor, a CFTR amplifier) in patients with the most common F508del mutations. We are currently investigating combinations of posenacaftor, dirocaftor, and nesolicaftor in an ex vivo study to identify potential clinical responders among subjects with CF who have rare CFTR mutations. Based on the functional response to our investigational CFTR modulators in the ex vivo assay, we will invite select patients to participate in clinical trials with the drug candidates to validate the ability of the ex vivo response to predict clinical benefit. If approved, we intend to commercialize our combination therapy for CF patients with rare CF mutations and as well as those who have at least a single copy of the F508del mutation.

In February 2019, we joined the HIT-CF consortium, a pan-European strategic initiative which seeks to validate a personalized therapy approach for CF patients with rare genetic mutations and genotypes that make them ineligible for approved CFTR modulator therapies. As of February 2020, HIT-CF has collected rectal biopsies from over 500 subjects across European Cystic Fibrosis Society, or ECFS, Clinical Trial Network, or CTN, clinical sites out of a population of approximately 2,300 adults in Europe alone who have rare CFTR genotypes. These tissue samples from CF subjects with less-common genotypes are currently assayed as organoids and we are able to use these organoids to test responsiveness to our investigational CFTR modulators. We intend to initiate the CHOICES (Crossover trial based on Human Organoid Individual response in CF - Efficacy Study) trial, which we expect will be the first-ever personalized medicine-based trial in CF, in the second half of 2020. We plan to enroll patients in Europe with CF who are ineligible for current standard of care CFTR modulator therapies due to their genotype. This trial, which is financially supported by the European Commission, is contemplated to be a placebo-controlled, double blind, crossover study with an 8-week treatment period and six months of uninterrupted dosing with posenacaftor, dirocaftor, and nesolicaftor. Beyond HIT-CF, other groups in multiple regions have created repositories of patient-derived cells, including organoids, that offer additional pools of patients for ex vivo profiling for response to PTI compounds and possible confirmatory clinical trials that would mirror the CHOICES study design. We have completed scientific advice meetings with Medicines and Healthcare Products Regulatory Agency (MHRA), in the United Kingdom

and the Dutch Medicines Evaluation Board (MEB) on the CHOICES program for the treatment of people living with CF.  In addition to the positive scientific advice from the MHRA and MEB, we received a High Strategic Fit score from the Clinical Trials Network (CTN) for the HIT-CF – CHOICES protocol.

Equity Financings and Research Funding

In addition to our wholly owned CF programs, in December 2018, we entered into a Technology Transfer and License Agreement, or the Genentech Agreement, with Genentech, Inc., or Genentech. We granted Genentech a worldwide, exclusive license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network. The rights do not include CFTR modulators and are unrelated to our investigational products or other ongoing research programs in cystic fibrosis. In connection with the Genentech Agreement, we have received an upfront payment, and are eligible to receive additional milestone payments, which are approximately $96.0 million in the aggregate, subject to the achievement of specified development, regulatory, and commercial milestones. In addition, Genentech is obligated to pay us tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement.

Since our inception in 2006, we have devoted substantially all our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds received from equity offerings, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC, or HCW, with respect to an at-the-market, or ATM, offering program, or the HCW ATM program, under which we may issue and sell, from time to time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $56.6 million. HCW acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. Common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. We will pay HCW up to 3% of the gross proceeds from any common stock sold under the sales agreement. As of December 31, 2019, we have sold 987,653 shares of our common stock for total net proceeds of approximately $3.5 million under the HCW ATM program. We did not sell any shares of our common stock under the ATM program during the three months ended March 31, 2020.

Since our inception, we have not generated significant revenue and have incurred significant operating losses. Our net losses were $9.9 million and $14.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $346.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	expand and/or advance our proprietary combination therapy candidates, posenacaftor, dirocaftor, and nesolicaftor, into Phase 3 clinical trials;
•	seek regulatory approval for our product candidates;
•	seek support and approval from our collaboration partners, HIT-CF, the TDN, the CTN, and other interested parties;
•	hire personnel to support our product development, manufacturing, commercialization, and administrative efforts;
•	advance the research and development efforts of our CF and other product candidates, including, without limitation, back-up compounds; and
•

scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, and distribution. In addition, we will continue to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of public or private equity, debt financings, or other capital sources, including potential collaborations with other companies, or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $57.1 million. We believe that our existing cash, cash equivalents, and short-term investments are sufficient to fund our projected operating expenses and capital requirements for at least the next 12 months. However, additional funding will be necessary to fund our MORE trial and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. We intend to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to support our operating and capital needs. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we may experience an inability to access additional capital, when and if needed. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Recent Developments

In April 2020, we announced that we have completed scientific advice meetings with the Dutch Medicines Evaluation Board, or MEB, on the CHOICES trial for the treatment of people living with CF. The MEB is the Dutch regulatory agency responsible for assessing, monitoring and promoting the proper use of medicines. We believe that CHOICES is the first ever personalized medicine-based study in CF and will test PTI drug combinations in an ex vivo study and then in a clinical trial to assess the predictability of the organoid assay for clinical benefit.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials, supply chains and third-party providers.  We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic so our workforce transitioned to working remotely. We are currently evaluating plans to reopen our office to allow employees to return to the office, which will be based on a phased approach that is principles-based and local in design, with a focus on patient continuity, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development

With respect to clinical development, we have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. As the COVID-19 pandemic continues, we anticipate an impact on patient enrollment.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Regulatory Activities

With respect to regulatory activities, it is possible that we could experience delays in the timing of review and/or our interactions with the FDA or the European Commission, or EC, due to, for example, absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of efforts of the FDA or EC and attention to approval of other therapeutics or other activities related to COVID-19, which could delay approval decisions with respect to the preparation and submission to the FDA of a new drug application, or NDA, or the preparation and submission to the EC of a Marketing Authorization Application, or MAA, and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

Financial Impact

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We did not recognize any revenue during the three months ended March 31, 2020. All of our revenue during the three months ended March 31, 2019 was derived from our Genentech Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses, which include costs of research services incurred in connection with our collaboration agreements and research grant, consist primarily of costs incurred in connection with the discovery and development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel, and stock-based compensation expense for employees engaged in research and development functions;
•

expenses incurred in connection with the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs;

•	costs of research services incurred in connection with our collaboration agreement;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and supplies; and
•	payments made under third-party licensing agreements.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CROs, and CMOs in connection with our clinical trials and preclinical development activities. We do not allocate employee costs, costs associated with our platform technology, facility expenses, including depreciation, or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources to manage our preclinical development activities and perform data analysis for such activities. These employees work across multiple development programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended March 31,
	2020	2019
CF	$3,531	$11,855
UPR	2	112
Unallocated expenses:
Employee-related	2,248	2,813
Facility-related	411	550
Other	326	818
Total research and development expenses	$6,518	$16,148

If our ongoing studies and clinical trials are successful, and if we can raise adequate funding, we expect that our expenses will increase substantially in connection with our ongoing and anticipated clinical trials, preclinical development, and commercialization activities. At this time, we cannot reasonably estimate the costs for completing the clinical development of posenacaftor, dirocaftor, nesolicaftor, or our proprietary combination therapies for the treatment of CF, or the cost associated with the development of any of our other product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome, and costs of our preclinical development activities, clinical trials, and other research and development activities;
•	establishing an appropriate safety profile with IND and registration or approval-enabling studies;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	the cooperation and approval we receive from third parties including clinical investigators, HIT-CF, CROs, the TDN, and CTN;
•	the timing, receipt, and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining, maintaining, defending, and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, travel, and stock-based compensation for personnel in executive, finance, and administrative functions. General and administrative expenses also include facilities, which include direct and allocated expenses for rent and maintenance of facilities, depreciation, insurance, and supplies, as well as professional fees for legal, consulting, accounting, and audit services.

We anticipate that our general and administrative expenses will increase in the future to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, patent, regulatory, compliance, director and officer insurance costs, and director expenses, as well as investor and public relations expenses associated with being a public company.

Interest Income

Interest income consists of interest earned on cash equivalents and short-term investments held by us during the reporting periods.

Interest Expense

Interest expense consists of interest paid on our short-term borrowings during the reporting periods.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report and the notes to the financial statements appearing elsewhere in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition;
•	accrued research and development expenses; and
•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
Revenue	$—	$5,000	$(5,000)
Operating expenses:
Research and development	6,518	16,148	(9,630)
General and administrative	3,587	3,943	(356)
Total operating expenses	10,105	20,091	(9,986)
Loss from operations	(10,105)	(15,091)	(4,986)
Interest income	207	357	(150)
Interest expense	(3)	—	(3)
Other income, net	23	316	(293)
Net loss	$(9,878)	$(14,418)	$(4,540)

Revenue

There was no revenue for the three months ended March 31, 2020, as compared to revenue related to the Genentech Agreement of $5.0 million for the three months ended March 31, 2019.

Research and Development Expenses

Research and development expenses were $6.5 million for the three months ended March 31, 2020, compared to $16.1 million for the three months ended March 31, 2019. The decrease of $9.6 million was due to a decrease of approximately $8.7 million in clinical-related research activities, $0.6 million in employee-related expenses, $0.2 million in professional fees, and $0.1 million in facility expenses.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2020, compared to $3.9 million for the three months ended March 31, 2019. The decrease of $0.3 million in general and administrative expenses was primarily due to a decrease of $0.7 million in professional fees, partially offset by an increase of $0.2 million in employee-related expenses, $0.1 million in facility expenses, and $0.1 million in other expenses.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. The decrease of $0.2 million in interest earned on cash equivalents and short-term investments is due to a decrease in average balance of invested cash held during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2020 and consisted of interest paid on short-term borrowings. There was no interest expense for the three months ended March 31, 2019.

Other Income, Net

Other income was less than $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.2 million in other income is primarily due to a decrease in net accretion of discounts on short-term securities in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements and research grant. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from equity offerings, the issuance of convertible promissory notes and, to a lesser extent, payments received in connection with collaboration agreements and a research grant.

As of March 31, 2020, we had cash, cash equivalents and short-term investments of approximately $57.1 million. As of March 31, 2020, we had an accumulated deficit of $346.5 million. During the three months ended March 31, 2020, we incurred a loss of $9.9 million and used $13.6 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of March 31, 2020 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, for at least the next 12 months. We will need additional financing to support our long-term plans for clinical trials, including the MORE trial. Further, while we have limited financial impact to date, it is difficult to assess or predict the future impact of COVID-19, and sustained economic uncertainty could negatively impact our liquidity. Our operation plans may change as a result of many factors, including as a result of COVID and otherwise, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all. The ongoing COVID-19 pandemic is also impacting the global financial markets and could impair our ability to raise additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(13,550)	$(13,429)
Cash provided by investing activities	20,768	16,147
Cash provided by financing activities	1,125	56
Net increase in cash, cash equivalents and restricted cash	$8,343	$2,774

Operating Activities

Net cash used in operating activities was $13.6 million during the three months ended March 31, 2020, primarily driven by our net loss of $9.9 million and changes in operating assets and liabilities of $4.6, partially offset by non-cash charges of $0.9 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our clinical trials and preclinical studies. Changes in operating assets and liabilities were primarily related to a decrease of $2.1 million in accrued expenses, a decrease of $1.1 million in accounts payable, an increase in prepaid and other current assets of $1.1 million, and a decrease of $0.3 million in operating lease liabilities. Non-cash charges include $0.6 million of stock-based compensation, $0.4 million of depreciation and amortization, partially offset by $0.1 million of accretion of short-term investments.

Net cash used in operating activities was $13.4 million during the three months ended March 31, 2019, primarily driven by our net loss of $14.4 million, offset by non-cash charges of $1.0 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our preclinical studies and clinical trials. Non-cash charges include $0.8 million of stock-based compensation, $0.3 million of depreciation and amortization, $0.2 million of stock issued for consulting services, offset by $0.3 million of accretion of short-term investments.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $20.8 million, consisting of proceeds received from maturities of short-term investments of $26.0 million, partially offset by purchases of our short-term investments of $5.2 million.

During the three months ended March 31, 2019, net cash provided by investing activities was $16.1 million, consisting of proceeds received from maturities of short-term investments of $37.0 million, partially offset by purchases of short-term investments of $20.8 million and $0.1 million in purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $1.1 million, primarily related to proceeds from the issuance of short-term borrowings of $1.2 million, offset by payments made on short-term borrowings of $0.1 million.

During the three months ended March 31, 2019, net cash provided by financing activities was less than $0.1 million, primarily resulting from the issuance of common stock pursuant to our employee stock purchase plan and stock option exercises.

Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development.

Our expenses will also increase as we:

•	continue to pursue the clinical development of our most advanced product candidates, including posenacaftor, dirocaftor and nesolicaftor, as well as our combination therapies;
•	seek support and approval from our collaboration partners, the TDN, HIT-CF, CTN, and other interested parties;
•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing, and distribution capabilities for our product candidates for which we obtain marketing approval;
•

scale up our manufacturing processes and capabilities to support our ongoing preclinical activities, clinical trials of our product candidates, and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand, and protect our intellectual property portfolio;
•

expand our operational, financial, and management systems, and increase personnel, including personnel to support our clinical development, manufacturing, and commercialization efforts, and our operations as a public company; and

•	increase our product liability and clinical trial insurance coverage as we initiate additional clinical trials, expand our existing clinical trials, and launch commercialization efforts.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the scope, initiation, progress, results, and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•

the outcome, timing of, and the costs involved in, obtaining regulatory approvals for any of our product candidates from the FDA, EC and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;

•	market acceptance of our drug candidates;
•	the timing of, and costs involved in, manufacturing our drug candidates and any drugs we successfully commercialize;
•	the cost of establishing sales, marketing and distribution capabilities for our drug candidates if either candidate receives regulatory approval and we determine to commercialize it ourselves;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements, and the financial terms of such agreements;
•	delays that may be caused by changing regulatory requirements;
•

diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;

•	cost and timing of hiring new employees to support our continued growth;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, amount and receipt of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, or marketing and distribution arrangements. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts.

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

We enter into contracts in the normal course of business with CROs for clinical trials, preclinical research studies, testing and other services, and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Management’s Evaluation of our Disclosure Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and our interim principal financial officer, and our Head of Finance, who is our principal accounting officer, to allow timely decisions regarding required disclosure.

As of March 31, 2020, our management, with the participation of our principal executive officer, who is also our interim principal financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer, who is also our interim principal financial officer, and our principal accounting officer, have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2020, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information in this Quarterly Report on Form 10-Q, or this report, including our financial statements and related notes, before investing in our common stock. Any of the risks we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. The impact of COVID-19 may also exacerbate other risks discussed in this filing, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Statements” in this report.

Risks Related to Our Business and Industry

We are in the planning stages for a Phase 3 clinical trial of our triple combination of posenacaftor, dirocaftor, and nesolicaftor in patients with the most common F508del mutation and if such trial fails to demonstrate safety and efficacy to the satisfaction of regulatory authorities or does not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our lead product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our proprietary triple combination product candidates, we or a potential collaborator must conduct extensive trials to demonstrate the safety and efficacy of our proprietary triple combination in humans. We will not be able to submit an NDA or MAA unless and until we receive data demonstrating that a pivotal trial has achieved its primary endpoints.

Despite the results reported in our Phase 2 clinical trials, we do not know whether a potential Phase 3 clinical trial will demonstrate adequate efficacy and safety to result in regulatory approval to market our proprietary triple combination to address the treatment of rare CFTR mutations in any particular jurisdiction.

Clinical testing is expensive and difficult to design and implement, can take many years to complete and is inherently uncertain as to the outcome. A failure of one or more trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later trials, and interim results of a trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-801 or posenacaftor, PTI-808 or dirocaftor and PTI-428 or nesolicaftor for the treatment of CF as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $9.9 million and $14.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $346.5 million.

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
•

prepare for Phase 3 trials, including, without limitation, trial design, conducting additional preclinical or nonclinical studies, manufacturing Phase 3 drug substance and drug product, analyzing Phase 2 data and other necessary work to support commencement of Phase 3 trials;

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

We do not have any drugs that have received regulatory approval. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our current and future drug candidates in a timely manner. An inability to effectively commercialize our current and future product candidates and to maximize their potential where possible through successful research and development activities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, could have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the data necessary to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of any product candidate is delayed. An inability to effectively commercialize our current and future drug candidates and to maximize their potential where possible through successful research and development activities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Further, activities associated with the development and commercialization of our current and future drug candidates are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and similar regulatory authorities outside the United States. In particular, if we are required by the FDA and comparable regulatory authorities in other countries to perform studies or trials in addition to those that we currently expect to undertake, we would likely incur higher costs and it will likely take more time than we anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs. Failure to obtain regulatory approval in the United States or other jurisdictions would prevent us from commercializing and marketing our current and future drug candidates.

Even if we obtain approval from the FDA and comparable foreign regulatory authorities for our current and future drug candidates, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of that drug candidate or any other drug candidate that we may in-license, develop or acquire in the future.

Furthermore, even if we obtain regulatory approval for our current and future drug candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize our current and future drug candidates, we may not be able to generate sufficient revenue to continue our business. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved product candidates, or that we will achieve or maintain profitability even if we do generate sales.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $57.1 million as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that these financial statements are issued. However, additional funding will be necessary to fund our MORE trial and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.  If we are unable to obtain funding, we would be forced to delay, reduce or eliminate one or more of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including posenacaftor, dirocaftor and nesolicaftor, and our proprietary combination therapy candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The impact of COVID-19 on global financial markets may increase the likelihood that we are unable to raise capital. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, we have three effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $125.0 million, $100.0 million, and $200.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of May 7, 2020, an aggregate of approximately $324.4 million of securities remain available for issuance under the three shelf registration statements, including up to approximately $53.1 million of our common stock that we may offer and sell, from time to time, at our discretion, through H.C. Wainwright & Co., LLC, or HWC, as our sales agent under an at-the-market offering program sales agreement that we entered into with HCW in May 2019.  Our $125.0 million shelf registration statement supporting the ATM expires in July 2020, unless extended. We may choose not to file a new shelf registration, or we may choose not to continue using the ATM program at that time. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

The unpredictability of the capital markets may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. Furthermore, the impact of COVID-19 on global financial markets could make the terms of any available financing less attractive to us and more dilutive to our existing stockholders. Moreover, if we fail to advance one or more of our current product candidates to later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.

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

•	the royalties we are eligible to receive from Genentech may be reduced or eliminated based upon their and our ability to maintain or defend our intellectual property rights; and
•

our license partners and potential license partners may be impacted by external business disruptions resulting from geopolitical actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability, or public health emergencies, such as the novel COVID-19 coronavirus and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions.

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

Furthermore, certain of the above risks and uncertainties may be amplified as a result of the impact of COVID-19. The extent to which COVID-19 may impact our license agreement with Genentech, or any other third-party partner, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

The effects of health epidemics, including the global coronavirus pandemic, in regions where we, or the third parties on which we rely, have business operations could have a material adverse impact on our business, including our clinical trials, preclinical studies, supply chain and manufacturing, as well as third-parties which whom we conduct business.

Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and contract research organizations, or CROs, upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Israel and many other European countries in which we have planned or ongoing clinical trials. Our company headquarters is located in Boston, and our CROs and CMOs are located in the United States and abroad. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the Governor has clarified to MassBio that all biopharma research and development is essential and exempt.

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. We have closed our offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, and work in has been minimized to reduce the risk of COVID-19 transmission.

The regions in which we operate are currently being affected by COVID-19.  Further, timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by COVID-19. We are currently planning for new clinical trials for our product candidates in countries, including the U.S. and throughout the E.U. Shutdowns or other restrictions related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, many of our clinical trials involve patients who have severe medical conditions and are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high-risk areas.

The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines (for example, our timelines for any of our product candidates), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•

delays or difficulties in enrolling and maintaining patients in our clinical trials, including patients that may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;

•	delays or disruptions in our ability to manufacture our product candidates due to supply chain disruptions, lack of clinical staff or restrictions on the availability of shared hospital resources;
•

increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or being unable to visit clinical trial locations;

•

diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, and because, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations;

•

interruption of our key clinical trial activities, such as clinical assessments at pre-specified timepoints during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by governmental entities, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•

interruption or delays in the operations of the FDA, European Medicines Agency, or EMA, and comparable foreign regulatory agencies or their refusal to accept data from clinical trials in affected geographies, which may impact approval timelines;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and

•	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

To date, we have already experienced certain disruptions, including the closure of certain facilities in Europe and delays in ex vivo testing of organoids. Such disruptions could lead to a delay in patient selection and recruitment. Such delay could result in broader impact to our contemplated timeline and clinical trial generally.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could continue to adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading price for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on global financial markets. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing shareholders will be diluted.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Our business depends substantially on the successful clinical development, regulatory approval and commercialization of posenacaftor, dirocaftor and nesolicaftor, and they will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of posenacaftor, dirocaftor and nesolicaftor and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S., the E.U. and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that posenacaftor, dirocaftor, nesolicaftor or any of our other product candidates will be successfully developed or commercialized.

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

Clinical development and commercialization of combination therapies, such as our potential proprietary double and triple combinations, involve additional complexity and risk, including without limitation, those involving preclinical studies, drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. For example, if we or regulatory bodies identify concerns in preclinical and/or combination toxicology studies, we may need to run additional studies before commencing or continuing clinical development. Combination therapy clinical development may also involve more restrictive inclusion criteria based on the profiles of multiple investigational products, which could delay enrollment. We have limited experience developing and commercializing combination therapies and are competing with industry players with greater resources than us. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, our proposed combination program could be delayed, halted or otherwise fail to receive approval.

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

Disruptions at the FDA and any comparable agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Positive results from preclinical or in vitro, in vivo and ex vivo testing of our product candidates are not necessarily predictive of the results of our ongoing and future clinical trials of these candidates. If we cannot achieve positive results in our clinical trials for our proprietary candidates, or our other candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize our proprietary candidates.

Positive results from our preclinical testing of posenacaftor, dirocaftor, nesolicaftor, our proprietary combination therapy candidates, and our other candidates in vitro, in vivo and ex vivo may not necessarily be predictive of the results from our clinical trials in humans (including, without limitation, as part of any predicted correlation between in vitro CFTR protein activity as measured by an Ussing Chamber Assay and lung function improvement measured by FEV1 improvement in clinical trials). Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical in vitro and in vivo studies, and we may face similar setbacks in our ex vivo organoid studies. For example, CFTR mRNA levels in target tissues of rats and monkeys exposed to nesolicaftor were observed to increase proportionally with exposure to nesolicaftor. Additionally, preliminary exploratory biomarker nasal CFTR mRNA and protein data from the SAD and MAD cohorts in our Phase 1 clinical trial for nesolicaftor in healthy volunteers and nesolicaftor as an add-on agent to Symdeko confirm target engagement. However, later clinical trials may not show that this biomarker is predictive of clinical efficacy or we may not be able to successfully obtain sufficient biomarker data to analyze. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials of one or more of our product candidates, the development timeline and regulatory approval and commercialization prospects for those product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.  These risks could also impair our ability to successfully commence, progress or complete studies of our proprietary combination therapy candidates.

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

Even if we obtain regulatory approval for our proprietary candidates or any of our other product candidates in the one geographical area, we may never obtain approval for or commercialize these candidates or any of our other product candidates outside of that area, which would limit our ability to realize their full market potential.

In order to market any products in the United States or European Union, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA or EMA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Successful approval by one jurisdiction does not necessarily guarantee approval in any other jurisdiction. Further, the disparate impact of COVID-19 across the United States and the European Union could result in yet further differences in their respective regulatory regimes, and an unwillingness for the FDA or EMA to accept data from clinical trials conducted in certain geographies.

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

We also rely on clinical investigators and clinical research organizations, as well as therapeutics development arms of patient advocacy groups, such as the HIT-CF, TDN and CTN, to assist in the design and review of our clinical trials, including supporting the enrollment of qualified patients.  If these third parties do not approve or sanction our trial protocols to facilitate enrollment, our ability to conduct clinical trials may be impeded.  Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated or inadvertently be made publicly-available. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, and other third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

In addition, our CROs and collaborators have been and may continue to be affected by the COVID-19 pandemic. Clinical site closure and other activities that require visits to clinical sites, have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. This is particularly true of our European-based collaborators, in which we are aware of certain disruptions and potential delays in ex vivo in testing of organoids due to the research personal transitioning to working in shifts to reduce the number of people gathered together at one time in any given laboratory or temporary closures of research laboratories. Disruption of our collaborators’ and CRO’s business as a result of COVID-19 could increase the likelihood that they are unable to perform as contractually required, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Additionally, our third-party manufacturers and suppliers have been impacted and may continue to be impacted by the COVID-19 pandemic. We depend on personnel at third-party manufacturing facilities in the United States and other countries to manufacture products used in our preclinical studies and clinical trials. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States, European Union and other countries, or the availability or cost of materials, which could disrupt our supply chain.

If our relationships with our manufacturers, suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Further, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.

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

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include Vertex Pharmaceuticals Incorporated, AbbVie Inc., F. Hoffmann-LaRoche Ltd., Novartis AG, Gilead Sciences, Inc., Laurent Pharmaceuticals Inc., Pfizer Inc., AstraZeneca, Translate Bio Inc., Sanofi Genzyme, Bayer AG, Corbus Pharmaceuticals Holdings, Inc., Eloxx Pharmaceuticals, Verona Pharma plc, Spirovant Sciences, Enterprise Therapeutics Ltd. and several other companies.

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

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including posenacaftor, dirocaftor and nesolicaftor or any proprietary combination therapy candidates. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of posenacaftor, dirocaftor, nesolicaftor, any proprietary combination therapy candidates, and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Risks Related to Government Regulation

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

At this time, the full effect that the ACA would have on our business remains unclear. There remain judicial, Congressional and efforts by the current administration to challenge certain aspects of the ACA. Legislation has been drafted and enacted to repeal and replace parts of the ACA, but no comprehensive ACA replacement law has been enacted. However, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. We cannot predict any initiatives that may be adopted in the future.

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

Additionally, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from E.U. directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the E.U. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (the “EMA”) relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the E.U., or we may incur expenses in establishing a manufacturing facility in the E.U. in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the E.U. for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the E.U.

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

The stock markets in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume and impact of COVID-19 on market performance. In addition to the risks described in this “Risk Factors” section of this Annual Report, market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our shares.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law.  Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law.  Under the Tax Cuts and Jobs Act, or the Tax At, our federal NOLs generated in tax years ending after December 31, 2017 are permitted to be carried forward indefinitely under applicable U.S. tax law. Also under the Tax Act, as modified by the CARES Act, the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.  As of December 31, 2019, we had federal and state NOL carryforwards of $308.8 million and $295.4 million, respectively, of which less than $0.1 million and $10.7 million begin to expire in 2026 and 2030, respectively. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $11.6 million and $4.1 million, respectively, of which less than $0.1 million begin to expire in 2027 and 2025, respectively.

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

Accordingly, there is a risk that due to changes under the Tax Act, an ownership change, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2020, we had 42 full-time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of our triple combination product, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

Risks Related to the Ownership of Our Common Stock

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

•	the support and approval, if any, that we receive from our collaboration partners, the TDN, CTN, HIT-CF and other interested parties;
•

performance of third parties on whom we rely to conduct preclinical studies, manage our clinical trials, and manufacture our products, product components and product candidates, including their ability to comply with regulatory requirements;

•	the success of, and fluctuation in, the sales of our product candidates, if approved;
•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	changes in expectations as to our future preclinical or clinical results or prospects, including those of securities analysts and investors;
•	our announcement of significant licensing or collaboration arrangements, or the termination of such arrangements;
•	our announcement of significant contracts, acquisitions, or capital commitments;

•	announcements by our competitors of competing products, clinical data, or other initiatives, including, without limitation, those that lead to the development of a new standard of care;
•	announcements by third parties of significant claims or proceedings against us;
•	regulatory and reimbursement developments in the United States and abroad;
•	changes in the structure of healthcare payment systems;
•	future sales of our common stock or debt securities;
•	ability to meet minimum listing requirements of the Nasdaq Stock Market;
•	additions or departures of key personnel; and
•	general domestic and international economic conditions unrelated to our performance.

The stock market in general, and the Nasdaq Global Market and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively. These broad market factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in significant liabilities and, regardless of the outcome, could result in substantial costs and the diversion of our management’s attention and resources.

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

Although we have regained compliance with the requirements for continued listing on The Nasdaq Global Market, we could in the future fail to satisfy the Nasdaq continued listing requirements and our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to access the capital markets.

Our common stock is listed on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market, or Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock and would impair the ability to sell or purchase our common stock when persons wish to do so.

On August 26, 2019, we received a letter from the Listing Qualification Department of The Nasdaq Stock Market, or the Staff, notifying us that, for the last 30 consecutive business days, our common stock had not maintained the minimum bid price requirement of $1.00 per share pursuant to Nasdaq Listing Rule 5450(a)(1).

We were provided an initial period of 180 calendar days, or until February 24, 2020, to regain compliance. On December 2, 2019, we issued a press release announcing that we received a letter dated November 27, 2019 from the Staff notifying us that we had regained compliance with the requirement of The Nasdaq Global Market to maintain a minimum bid price of $1.00 per share.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Form 10-Q. However, while we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be an emerging growth company, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.

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

Appointment of Principal Accounting Officer

Effective May 12, 2020, the Board of Directors appointed Michael L. Alfieri, our interim Head of Finance, to serve as our principal accounting officer, effective immediately. Mr. Alfieri is assuming the role of principal accounting officer from Meenu Chhabra, who will continue, in her role as President and Chief Executive Officer, to serve as our principal executive officer and interim principal financial officer.

Mr. Alfieri, 55, was appointed to serve as our Head of Finance through a consulting agreement between us and Danforth Advisors, LLC, a life sciences consultancy focusing on accounting and financial matters. Mr. Alfieri has served as a consultant for Danforth Advisors since September 2019. Prior to then, Mr. Alfieri served as Vice President, Finance and Principal Financial Officer of Genocea Biosciences, Inc., a biopharmaceutical company, from April 2018 through March 2019. Prior to Genocea, Mr. Alfieri served as Vice President, Finance of Radius Health, Inc., a biopharmaceutical company, from January 2017 through April 2018. Prior to Radius, Mr. Alfieri served as Corporate Controller of Merrimack Pharmaceuticals, Inc., a biopharmaceutical company from 2014 to 2017. Mr. Alfieri holds both a B.S. and a M.S. from Bentley University.

Mr. Alfieri was not appointed to serve as our principal accounting officer pursuant to any arrangements or understandings with us or with any other person, and there are no related party transactions between Mr. Alfieri and us that would require disclosure under Item 404(a) of Regulation S-K. We have not entered into any material plan, contract, arrangement or amendment with Mr. Alfieri, and no compensatory grants or awards were made to Mr. Alfieri, in connection with his appointment as our principal accounting officer.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-228529	3.1	November 23, 2018

3.2	Second Amended and Restated By-laws of the Registrant.	S-1/A	333-208735	3.4	February 1, 2016

4.1	Specimen Common Stock Certificate.	S-1/A	333-208735	4.1	February 1, 2016

4.2	Third Amended and Restated Stockholders’ Agreement of the Registrant.	S-1/A	333-208735	4.2	February 1, 2016

4.3	Form of Preferred Stock Warrant.	S-1	333-208735	4.3	December 23, 2015

4.4	Form of Senior Indenture	S-3	333-228529	4.6	November 23, 2018

4.5	Form of Subordinated Indenture	S-3	333-228529	4.7	November 23, 2018

31.1

Certification of Principal Executive Officer and Interim Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

					Filed herewith

31.2

Certification of Principal Accounting Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

					Filed herewith

32.1*

Certification of Principal Executive Officer and Interim Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350., as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*This certification is being furnished herewith and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEOSTASIS THERAPEUTICS, INC.

Date: May 15, 2020	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer and Interim Principal Financial Officer)
Date: May 15, 2020	By:	/s/ Michael L. Alfieri
Michael L. Alfieri
Head of Finance
(Principal Accounting Officer)