Form 10-Q
period 2020-06-30
PROTEOSTASIS THERAPEUTICS, INC.
filed 2020-08-06
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 52,175,861 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Symdeko/Symkevi and Trikafta are trademarks of Vertex Pharmaceuticals Incorporated.

Proteostasis Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED Financial Statements (Unaudited)

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$42,868	$25,008
Short-term investments	5,998	44,459
Prepaids and other current assets	1,964	1,404
Total current assets	50,830	70,871
Operating lease, right-of-use asset	12,002	12,631
Property and equipment, net	308	394
Restricted cash	828	828
Total assets	$63,968	$84,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,504	$2,283
Accrued expenses	4,157	6,864
Operating lease liabilities	1,204	1,153
Short-term borrowings	735	—
Total current liabilities	7,600	10,300
Derivative liability	3	3
Operating lease liabilities, net of current portion	11,429	12,043
Total liabilities	19,032	22,346
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 52,147,656 and 52,116,629 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	52	52
Additional paid-in capital	400,315	398,979
Accumulated other comprehensive income	—	7
Accumulated deficit	(355,431)	(336,660)
Total stockholders’ equity	44,936	62,378
Total liabilities and stockholders’ equity	$63,968	$84,724

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$5,000
Operating expenses:
Research and development	4,584	16,925	11,102	33,072
General and administrative	4,366	3,682	7,953	7,626
Total operating expenses	8,950	20,607	19,055	40,698
Loss from operations	(8,950)	(20,607)	(19,055)	(35,698)
Interest income	54	297	261	654
Interest expense	(6)	—	(9)	—
Other income, net	9	292	32	608
Net loss	$(8,893)	$(20,018)	$(18,771)	$(34,436)
Net loss per share—basic and diluted	$(0.17)	$(0.39)	$(0.36)	$(0.67)
Weighted average common shares outstanding—basic and diluted	52,147,656	51,097,456	52,147,145	51,037,514
Other comprehensive income:
Unrealized gain (loss) on investments	(43)	15	(7)	32
Comprehensive loss	$(8,936)	$(20,003)	$(18,778)	$(34,404)

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2020	52,147,656	$52	$399,583	$43	$(346,538)	$53,140
Stock-based compensation expense	—	—	732	—	—	732
Other comprehensive income (loss)	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(8,893)	(8,893)
Balances at June 30, 2020	52,147,656	$52	$400,315	$—	$(355,431)	$44,936

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	52,116,629	$52	$398,979	$7	$(336,660)	$62,378
Stock-based compensation expense	—	—	1,310	—	—	1,310
Issuance of common stock pursuant to employee stock purchase plan	31,027	—	26	—	—	26
Other comprehensive income (loss)	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(18,771)	(18,771)
Balances at June 30, 2020	52,147,656	$52	$400,315	$—	$(355,431)	$44,936

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2019	51,043,158	$51	$392,851	$18	$(291,953)	$100,967
Stock-based compensation expense	—	—	949	—	—	949
Issuance of common stock for payment of consulting services	56,149	—	72	—	—	72
Other comprehensive income (loss)	—	—	—	15	—	15
Net loss	—	—	—	—	(20,018)	(20,018)
Balances at June 30, 2019	51,099,307	$51	$393,872	$33	$(311,971)	$81,985

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	50,808,422	$51	$391,825	$1	$(277,535)	$114,342
Exercise of stock options	2,543	—	3	—	—	3
Stock-based compensation expense	—	—	1,749	—	—	1,749
Issuance of common stock for payment of consulting services	102,302	—	242	—	—	242
Issuance of common stock pursuant to employee stock purchase plan	22,615	—	53	—	—	53
Vesting of restricted stock units	163,425	—	—	—	—
Other comprehensive income (loss)	—	—	—	32	—	32
Net loss	—	—	—	—	(34,436)	(34,436)
Balances at June 30, 2019	51,099,307	$51	$393,872	$33	$(311,971)	$81,985

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,771)	$(34,436)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	86	101
Non-cash lease expense	629	603
Accretion of short-term investments	(34)	(614)
Stock-based compensation expense	1,310	1,749
Stock issued for consulting services	—	242
Changes in operating assets and liabilities:
Prepaids and other current assets	(560)	(585)
Other assets	—	(75)
Accounts payable	(779)	1,276
Accrued expenses	(2,707)	1,202
Operating lease liabilities	(563)	(514)
Net cash used in operating activities	(21,389)	(31,051)
Cash flows from investing activities:
Purchases of short-term investments	(11,229)	(43,170)
Proceeds received from maturities of short-term investments	49,717	74,000
Purchases of property and equipment	—	(9)
Net cash provided by investing activities	38,488	30,821
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Proceeds from issuance of common stock pursuant to employee stock purchase plan	26	53
Proceeds from issuance of short-term borrowings	1,220	—
Repayment of short-term borrowings	(485)	—
Net cash provided by financing activities	761	56
Net increase in cash, cash equivalents and restricted cash	17,860	(174)
Cash, cash equivalents and restricted cash at beginning of period	25,836	29,638
Cash, cash equivalents and restricted cash at end of period	$43,696	$29,464

The accompanying unaudited notes are an integral part of these condensed financial statements.

PROTEOSTASIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business

Proteostasis Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 13, 2006. The Company is a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat cystic fibrosis (“CF”) through theratyping, or the process of matching modulators to individual response to treatment regardless of cystic fibrosis transmembrane conductance regulator (“CFTR”) mutations. CF is a disease caused by defects in the function or abundance of CFTR protein. Although, CF is defined as a monogenic recessive genetic disorder caused by mutations in the CFTR gene, there is a broad range of disease activity for different organ systems in CF, including lung disease, meconium ileus, diabetes, and liver disease, even for CF patients who are homozygous for the most common mutation, F508del mutation. In summary, CF genotype does not always match CF phenotype.

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

The Company has not generated any commercial revenue since inception. As a result, the Company has incurred recurring losses and requires significant cash resources to execute its business plans. In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2020, the Company had an accumulated deficit of $355.4 million. The Company has incurred losses and negative cash flows from operations since its inception. During the six months ended June 30, 2020, the Company incurred losses of $18.8 million and used $21.4 million of cash in operations. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company currently expects that its cash, cash equivalents and short-term investments of $48.9 million will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least 12 months from the date that these financial statements are issued. The Company will require additional funding to fund its proposed Phase 3 Modulator Options to RestorE CFTR (“MORE”) trial, its CHOICES program, and to advance its proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. Accordingly, the Company is in the process of considering various financing alternatives to support its operating and capital needs, including public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The Company is also considering strategic alternatives for its CF portfolio, including its proprietary combination therapy candidates posenacaftor, dirocaftor, and nesolicaftor, with the goal of maximizing stockholder value of these assets. However, the Company does not currently have any commitments for future external funding and additional financing may not be available on a timely basis, on acceptable terms, or at all.

The novel coronavirus (“COVID-19”) pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, the Company could experience an inability to access additional capital, when and if needed. If the Company is unable to implement any strategic or financing alternative and adequate funds are not available in the future, the Company may be required to delay, limit, reduce or terminate its clinical development or future commercialization efforts or obtain funds through arrangements with collaborators or others that may require it to relinquish rights to develop and market product candidates that it would otherwise prefer to develop and market themselves.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements, as of June 30, 2020 and for the three and six months ended June 30, 2020, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of June 30, 2020, results of its operations for the three and six months ended June 30, 2020, stockholders’ equity for the three and six months ended June 30, 2020, and cash flows for the six months ended June 30, 2020, have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2019 and the notes thereto, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2020. There were no changes to significant accounting policies during the three and six months ended June 30, 2020.

Risks and Uncertainties

The Company is monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets. To date, the Company has not experienced material business disruption, nor has it incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business, clinical development and regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, and the valuation the derivative liability. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. An adjustment has also been made to the condensed statement of cash flows for the period ended June 30, 2019, to reclassify non-cash lease expense out of depreciation and amortization.

Recently Issued and Adopted Accounting Pronouncements

ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measure in Topic 820, including removals of existing disclosures, modifications of existing disclosures, and additions of new disclosures. Certain amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair values measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim of annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted for any removed or modified disclosure. The new standard is effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed financial statements.

Recently Issued Accounting Pronouncements

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2022, as the Company is a smaller reporting company. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of the Company’s investment portfolio and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards is not expected to have a material impact on the Company’s condensed financial statements.

3.	Short-Term Investments

The following table summarizes the Company’s short-term investments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$5,998	$—	$—	$5,998
	$5,998	$—	$—	$5,998

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government-sponsored enterprise securities	$20,456	$2	$(1)	$20,457
U.S. treasury securities	23,996	7	(1)	24,002
	$44,452	$9	$(2)	$44,459

Short-term investments represent holdings of available-for-sale debt securities and are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income. The Company did not have any realized gains or losses on its short-term investments for the three and six months ended June 30, 2020 and 2019. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2020 and 2019.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$27,873	$—	$—	$27,873
U.S. treasury securities	—	13,998	—	13,998
Short-term investments:
U.S. treasury securities	—	5,998	—	5,998
	$27,873	$19,996	$—	$47,869
Liabilities:
Derivative liability	$—	$—	$3	$3

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,906	$—	$—	$23,906
Short-term investments:
U.S. government-sponsored enterprise securities	—	20,457	—	20,457
U.S. treasury securities	—	24,002	—	24,002
	$23,906	$44,459	$—	$68,365
Liabilities:
Derivative liability	$—	$—	$3	$3

During the periods ended June 30, 2020 and December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

The derivative liability relates to a cash settlement option associated with the change of control provision in the Company’s Cystic Fibrosis Foundation, Inc. (“CFF”) agreement, which meets the definition of a derivative. The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative instrument was originally determined using the Monte-Carlo simulation analysis. In determining the fair value of the derivative liability, the inputs impacting fair value include the fair value of the Company’s common stock, expected term of the derivative instrument, expected volatility of the common stock price, risk-free interest rate, expected sales-based milestone payments, discount rate, probability of a change of control event, and the probability that the counterparty would elect to accept the alternative cash payment in lieu of its right to the future sales-based milestone payments.

The fair value of the derivative liability was not material at June 30, 2020 and December 31, 2019.

5.	Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid clinical, manufacturing and scientific expenses	$398	$767
Prepaid insurance expenses	1,174	125
Other prepaid expenses and other current assets	392	512
	$1,964	$1,404

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll and related expenses	2,095	3,203
Accrued research and development expenses	$1,075	$3,186
Accrued professional fees	964	397
Accrued other	23	78
	$4,157	$6,864

7.	Short-Term Borrowings

As of June 30, 2020, the Company had short-term borrowings of $0.7 million consisting of a Commercial Insurance Premium Finance and Security Agreement (the “Finance and Security Agreement”) entered into on February 27, 2020. The Finance and Security Agreement has a ten-month repayment period with an annual interest rate of 2.59% and a maturity of December 11, 2020. Collateral under the Finance and Security Agreement includes the right, title, and interest in the underlying business insurance policies. As of June 30, 2020, the Company has paid less than $0.1 million in interest on short-term borrowings.

8.	Stock-Based Compensation

2016 Stock Option and Incentive Plan

On February 3, 2016, the Company’s stockholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”), which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 1,581,839 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2020, an additional 1,563,498 shares were reserved for issuance under the 2016 Plan. As of June 30, 2020, the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 6,914,838, of which 1,275,795 shares are available for future issuance under the 2016 Plan.

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

During the six months ended June 30, 2020, 31,027 shares of common stock were issued pursuant to the 2016 ESPP. As of June 30, 2020, the total number of shares reserved under the 2016 ESPP was 580,742 shares. The Company recognized less than $0.1 million of stock-based compensation during the three and six months ended June 30, 2020 related to the 2016 ESPP.

Restricted Stock Units (RSUs)

On February 4, 2020, the Company’s board approved payment to be made to a nonemployee through a grant of RSUs based on the February 4, 2020 closing share price of the Company’s common stock. The requisite service period for the awards is from February 4, 2020 to August 4, 2020 (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. As of June 30, 2020, 4,519 RSUs were granted and the Company recognized less than $0.1 million of stock-based compensation expense during the three and six months ended June 30, 2020.

On June 29, 2020, the Company’s board approved the grant of RSU awards with an aggregate fair market value equal to the RSU value of $1.2 million (each an “Award”) to two consultants (each, a “Grantee”) in consideration for services. Each Award shall vest in full immediately prior to, but subject to the occurrence of, a specific strategic event (the “Vesting Date”), so long as the respective Grantee remains in service to the Company through the Vesting Date. If the Awards vest as provided for above, the Company shall issue a number of shares of stock equal to the RSU value, divided by the volume-weighted average price per share of the Company’s stock for the 10-day period ending on the Vesting Date. The Company also has the option to issue each Grantee the respective cash equivalent of the Award in part or in full satisfaction of the delivery of the stock in connection with the vesting of each Award. As of June 30, 2020, the Company recognized no compensation costs associated with the Awards as the performance condition of the completion of certain strategic events is not considered probable.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	—	$—
Granted	4,519	1.77
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2020	4,519	$—

Stock-Based Compensation

Stock-based compensation expense, including shares issued to consultants for services, was classified in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$266	$399	$496	$769
General and administrative	465	622	814	1,222
	$731	$1,021	$1,310	$1,991

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020 (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2019	4,364,839	$5.30	7.32	$132
Granted	1,663,000	1.56
Forfeited	(388,796)	6.11
Outstanding at June 30, 2020	5,639,043	$4.14	7.65	$33
Exercisable at June 30, 2020	2,675,930	$5.72	6.34	$16
Vested and expected to vest at June 30, 2020	5,555,793	$4.17	7.76	$33

The grant date fair value of options granted during the period was $1.8 million, or $1.09 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of four years.

As of June 30, 2020, there was $4.9 million of unrecognized compensation cost related to employee and nonemployee unvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.4 years. Stock compensation costs have not been capitalized by the Company.

Prior to 2013, the Company issued options to purchase 203,964 shares of common stock to nonemployees, primarily members of the Company’s scientific advisory board, that vest upon the achievement of specified development and clinical milestones. As of June 30, 2020, options for the purchase of 83,250 shares held by nonemployees remained unvested, pending achievement of the specified milestones.

9.	Significant Agreements

Genentech

In December 2018, the Company entered into a Technology Transfer and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”) under which the Company granted Genentech an exclusive worldwide license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network. The rights do not include CFTR modulators and are unrelated to the Company’s investigational medicines or other ongoing research programs in cystic fibrosis. In connection with the terms of the Genentech Agreement, the Company was entitled to a nonrefundable cash payment of $5.0 million following the successful completion of the technology and materials transfer to Genentech and future milestone payments in the aggregate of approximately $96.0 million upon the achievement of specified development, regulatory, and commercial milestones. In addition, Genentech is obligated to pay the Company tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement. There are no cancellation, termination, or refund provisions in the Genentech Agreement that contain material financial consequences to the Company. Unless earlier terminated, the Genentech Agreement continues in full force and effect until the passing or expiration of all royalty payment obligations. Reciprocal termination rights under the agreement include termination for breach and termination for bankruptcy. Genentech may terminate the Genentech Agreement in its entirety, for convenience, upon thirty days’ notice to the Company.

The Company evaluated the Genentech Agreement in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s obligations under the Genentech Agreement are the following promises: (i) exclusive license to certain intellectual property associated with a specific target, and (ii) technology and materials transfer related to the intellectual property underlying the licensed technology. The Company determined that the exclusive license is not distinct from the associated technology and materials transfer because the customer cannot benefit from, or utilize, the license without the technology and materials transfer. Specifically, the Company concluded that the exclusive license is not capable of being distinct from the associated technology and materials transfer because Genentech does not have the knowledge or expertise to fully exploit potential product candidates without the accompanying technology and materials provided pursuant to the transfer, and no other third party can perform the transfer due to the Company’s proprietary knowledge and specialized expertise with respect to the licensed intellectual property. Accordingly, the Company concluded that these promises should be combined into a single performance obligation (the “License and Transfer Performance Obligation”).

The Company measured the transaction price solely in reference to the $5.0 million payment due upon receipt of notice from Genentech regarding the satisfactory completion of the technology and materials transfer. None of the variable consideration payable under the arrangement has been included in the transaction price. As of June 30, 2020, the Company has not achieved any research, development, regulatory, or commercial milestones, or earned any royalties under the Genentech Agreement. The Company utilizes “the most likely” amount method to estimate the amount of research, development, and regulatory milestone payments to be received. As part of the evaluation for the research and development milestone payments, the Company considers several factors including the stage of research and development of the compounds included in the arrangement, the risk associated with the remaining research and development work required to achieve the milestone, and the Company’s level of involvement in the research and development activities.

Regulatory milestone payments are triggered upon the first commercial sale following receipt of regulatory approval from the FDA or other global regulatory authorities; therefore, such amounts will be excluded from the transaction price until the associated regulatory approval is received. The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate. As all performance obligations are satisfied, the Company will recognize royalty revenue at the date the sales occur. The Company did not adjust the promised amount of consideration for the effects of a significant financing component because the Company expects that the period between when the promised goods and services are transferred and when the customer pays for those goods and services will be one year or less. There were no changes in the transaction price for the six months ended June 30, 2020.

The transaction price of $5.0 million allocated to the combined performance obligation was recognized as revenue in February 2019 at the point in time that Genentech provided notice regarding the satisfactory completion of the technology and materials transfer. Upon that successful execution of the technology and materials transfer, control was deemed to be transferred for both the exclusive license and the technology and materials transfer promises, therefore the risks and rewards of ownership had been conveyed. As of June 30, 2020, the Company did not have any receivables or deferred revenue related to the Genentech Agreement because no payments under the arrangement became due, nor had the underlying performance obligation been satisfied.

10.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three and six months ended June 30, 2020 and 2019, respectively, due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets. All the Company’s losses before income taxes were generated in the United States.

11.	Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(8,893)	$(20,018)	$(18,771)	$(34,436)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	52,147,656	51,097,456	52,147,145	51,037,514
Net loss per share—basic and diluted	$(0.17)	$(0.39)	$(0.36)	$(0.67)

The following common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	June 30,
	2020	2019
Options to purchase common stock	5,639,043	4,598,850
Restricted stock units	4,519	—
	5,643,562	4,598,850

12. Leases

The Company has an operating lease for office and laboratory space for its corporate headquarters in Boston, Massachusetts. The lease commenced in January 2018 and rent payments began in April 2018. This lease has a ten-year initial term with an option to extend for seven additional years.

The Company has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease if the Company defaults on the lease financial obligations. Per the terms of the lease agreement, the Company does not have any residual value guarantees. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate, which is based on rates that would be incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment. The Company has allocated all the contract considerations to the one lease component. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company’s real estate lease in Boston is considered a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent, based on actual costs incurred. Therefore, the variable non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of June 30, 2020, and December 31, 2019, assets under operating lease were $12.0 million and $12.6 million, respectively. The elements of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2020	2019
Lease cost
Operating lease cost	$462	$459
Variable lease cost (1)	158	179
Total lease cost	$620	$638

	For the Six Months Ended June 30,
	2020	2019
Lease cost
Operating lease cost	$925	$921
Variable lease cost (1)	261	316
Total lease cost	$1,186	$1,237

Other information
Operating cash flows used for operating leases	$859	$836
Weighted-average remaining lease term	7.84 years	8.84 years
Weighted-average discount rate	4.50%	4.50%

(1)	The variable lease costs for the three and six months ended June 30, 2020 and 2019 include common area maintenance charges.

Future lease payments under noncancelable leases as of June 30, 2020 (in thousands):

Future Operating Lease Payments
2020	$874
2021	1,780
2022	1,829
2023	1,880
2024	1,931
Thereafter	6,825
Total lease payments	15,119
Less: imputed interest	(2,486)
Total operating lease liabilities	$12,633

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company committed to the discovery and development of novel therapeutics to treat CF through theratyping, or the process of matching modulators to individual response to treatment regardless of CFTR mutations. CF is a disease caused by defects in the function or abundance of CFTR protein. Although, CF is defined as a monogenic recessive genetic disorder caused by mutations in the CFTR gene, there is a broad range of disease activity for different organ systems in CF, including lung disease, meconium ileus, diabetes, and liver disease, even for CF patients who are homozygous for the most common mutation, F508del mutation. In summary, CF genotype does not always match CF phenotype.

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

In February 2019, we joined the HIT-CF consortium, a pan-European strategic initiative which seeks to validate a personalized therapy approach for CF patients with rare genetic mutations and genotypes that make them ineligible for approved CFTR modulator therapies. As of February 2020, HIT-CF has collected rectal biopsies from over 500 subjects across European Cystic Fibrosis Society, or ECFS, Clinical Trial Network, or CTN, clinical sites out of a population of approximately 2,300 adults in Europe alone who have rare CFTR genotypes. These tissue samples from CF subjects with less-common genotypes are currently assayed as organoids and we are able to use these organoids to test responsiveness to our investigational CFTR modulators. We intend to initiate the CHOICES (Crossover trial based on Human Organoid Individual response in CF - Efficacy Study) trial, which we expect will be the first-ever personalized medicine-based trial in CF, in the second half of 2020. We plan to enroll patients in Europe with CF who are ineligible for current standard of care CFTR modulator therapies due to their genotype. This trial, which is financially supported by the European Commission, is contemplated to be a placebo-controlled, double blind, crossover study. Beyond HIT-CF, other groups in multiple regions have created repositories of patient-derived cells, including organoids, that offer additional pools of patients for ex vivo profiling for response to PTI compounds and possible confirmatory clinical trials that would mirror the CHOICES study design. We have completed scientific advice meetings with Medicines and Healthcare Products Regulatory Agency (MHRA), in the United Kingdom and the Dutch Medicines Evaluation Board (MEB) on the CHOICES program for the treatment of people living with CF.  In addition to the positive scientific advice from the MHRA and MEB, we received a High Strategic Fit score from the Clinical Trials Network (CTN) for the HIT-CF – CHOICES protocol.

Equity Financings and Research Funding

In addition to our wholly owned CF programs, in December 2018, we entered into a Technology Transfer and License Agreement, or the Genentech Agreement, with Genentech, Inc., or Genentech. We granted Genentech a worldwide, exclusive license for technology and materials relating to potential therapeutic small molecule modulators of an undisclosed target within the proteostasis network. The rights do not include CFTR modulators and are unrelated to our investigational products or other ongoing research programs in cystic fibrosis. In connection with the Genentech Agreement, we received an upfront payment, and are eligible to receive additional milestone payments, which are approximately $96.0 million in the aggregate, subject to the achievement of specified development, regulatory, and commercial milestones. In addition, Genentech is obligated to pay us tiered royalties in the low single-digits based on net sales of products covered by the licenses granted under the Genentech Agreement. As of June 30, 2020, we have not achieved any research, development, regulatory, or commercial milestones, or earned any royalties under the Genentech Agreement.

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

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC, or HCW, with respect to an at-the-market, or ATM, offering program, or the HCW ATM program, under which we may issue and sell, from time to time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $56.6 million. HCW acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. Common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. We will pay HCW up to 3% of the gross proceeds from any common stock sold under the sales agreement. As of December 31, 2019, we had sold 987,653 shares of our common stock for total net proceeds of approximately $3.5 million under the HCW ATM program. We did not sell any shares of our common stock under the ATM program during the six months ended June 30, 2020.

Since our inception, we have not generated significant revenue and have incurred significant operating losses. Our net losses were $8.9 million and $18.8 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $355.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our development activities, as we:

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

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $48.9 million. We believe that our existing cash, cash equivalents, and short-term investments are sufficient to fund our projected operating expenses and capital requirements for at least 12 months from the date of this filing. However, the expenditures that will be necessary to execute our business plan, and upon which our current liquidity and capital resources estimate is based, are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards.

Recent Developments

In June 2020, we announced results from in vitro studies evaluating the use of PTI-129 as a treatment for COVID-19. PTI-129 is a pre-clinical, once-daily, oral small molecule originally designed to treat protein misfolding disorders involving the unfolded protein response, or UPR. In in vitro studies conducted at Calibr, the drug discovery division of Scripps Research, PTI-129 demonstrated the potential to reduce viral protein production in host cells by activating the adaptive branches of the UPR pathway and reducing the levels of misfolded proteins.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first half of 2020, we implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials, supply chains, and third-party providers. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic so our workforce transitioned to working remotely. We are currently evaluating plans to reopen our office to allow employees to return to the office, which will be based on a phased approach that is principles-based and local in design, with a focus on patient continuity, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

Clinical Development

With respect to clinical development, we have taken measures to implement remote and virtual approaches, where possible, to maintain patient safety and trial continuity and to preserve study integrity. As the COVID-19 pandemic continues, we anticipate a potential impact on future patient enrollment. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We did not recognize any revenue during the three and six months ended June 30, 2020. All our revenue during the six months ended June 30, 2019 was derived from our Genentech Agreement.

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
•

expenses incurred in connection with the preclinical and clinical development of our product candidates under agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs;

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CF	$2,080	$12,606	$5,611	$24,462
UPR	11	100	13	212
Unallocated expenses:
Employee-related	2,154	2,539	4,402	5,352
Facility-related	311	579	721	1,129
Other	28	1,101	355	1,917
Total research and development expenses	$4,584	$16,925	$11,102	$33,072

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

Any changes in the outcome of any of these variables, or others identified within this filing, with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. These unaudited condensed financial statements should be read in conjunction with the audited financial statements, and notes thereto, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
Revenue	$—	$-	$-
Operating expenses:
Research and development	4,584	16,925	(12,341)
General and administrative	4,366	3,682	684
Total operating expenses	8,950	20,607	(11,657)
Loss from operations	(8,950)	(20,607)	(11,657)
Interest income	54	297	(243)
Interest expense	(6)	—	(6)
Other income, net	9	292	(283)
Net loss	$(8,893)	$(20,018)	$(11,125)

Revenue

There was no revenue for the three months ended June 30, 2020 or 2019.

Research and Development Expenses

Research and development expenses were $4.6 million for the three months ended June 30, 2020, compared to $16.9 million for the three months ended June 30, 2019. The decrease of $12.3 million was due to a decrease of approximately $10.6 million in clinical-related research activities, $1.0 million in professional fees, $0.5 million in employee-related expenses, and $0.2 million in facility expenses.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended June 30, 2020, compared to $3.7 million for the three months ended June 30, 2019. The increase of $0.7 million in general and administrative expenses was primarily due to an increase of $0.4 million in professional fees, $0.2 million in insurance expenses, and $0.1 million in facility expenses.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019. The decrease of $0.2 million in interest earned on cash equivalents and short-term investments is due to a decrease in average balance of invested cash held during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Interest Expense

Interest expense was less than $0.1 million for the three months ended June 30, 2020 and consisted of interest paid on short-term borrowings. There was no interest expense for the three months ended June 30, 2019.

Other Income, Net

Other income was less than $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $0.2 million in other income is primarily due to a decrease in net accretion of discounts on short-term securities in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
Revenue	$-	$5,000	$(5,000)
Operating expenses:
Research and development	11,102	33,072	(21,970)
General and administrative	7,953	7,626	327
Total operating expenses	19,055	40,698	(21,643)
Loss from operations	(19,055)	(35,698)	(16,643)
Interest income	261	654	(393)
Interest expense	(9)	—	(9)
Other income, net	32	608	(576)
Net loss	$(18,771)	$(34,436)	$(15,665)

Revenue

There was no revenue for the six months ended June 30, 2020, as compared to revenue of $5.0 million related to the Genentech Agreement recognized in the six months ended June 30, 2019.

Research and Development Expenses

Research and development expenses were $11.1 million for the six months ended June 30, 2020, compared to $33.1 million for the six months ended June 30, 2019. The decrease of $22.0 million was due to a decrease of approximately $19.4 million in clinical-related research activities, $1.2 million in professional fees, $1.1 million in employee-related expenses, and $0.3 million in facility expenses.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the six months ended June 30, 2020, compared to $7.6 million for the six months ended June 30, 2019. The increase of $0.3 million in general and administrative expenses was due to an increase of $0.3 million in insurance expenses, an increase of $0.2 million in facility expenses, and $0.1 million in employee-related expenses, partially offset by a decrease of $0.3 million in professional fees.

Interest Income

Interest income was $0.3 million for the six months ended June 30, 2020, compared to $0.7 million for the six months ended June 30, 2019. The decrease of $0.4 million in interest earned on cash equivalents and short-term investments is due to a decrease in average balance of invested cash held during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Interest Expense

Interest expense was less than $0.1 million for the six months ended June 30, 2020 and consisted of interest paid on short-term borrowings. There was no interest expense for the six months ended June 30, 2019.

Other Income, Net

Other income was less than $0.1 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $0.5 million in other income is primarily due to a decrease in net accretion of discounts on short-term securities in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

As of June 30, 2020, we had cash, cash equivalents and short-term investments of approximately $48.9 million and an accumulated deficit of $355.4 million. During the six months ended June 30, 2020, we incurred a loss of $18.8 million and used $21.4 million of cash in operations. We expect that our cash, cash equivalents, and short-term investments as of June 30, 2020 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, for at least 12 months from the date of this filing. We will need additional financing to support our long-term plans for clinical trials, including the MORE trial. Further, while we have limited financial impact to date, it is difficult to assess or predict the future impact of COVID-19, and sustained economic uncertainty could negatively impact our liquidity. Our operation plans may change as a result of many factors, including as a result of COVID and otherwise, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

Until such time, if ever, as we can generate sufficient revenues to become profitable, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all. The ongoing COVID-19 pandemic is also impacting the global financial markets and could impair our ability to raise additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(21,389)	$(31,051)
Cash provided by investing activities	38,488	30,821
Cash provided by financing activities	761	56
Net increase in cash, cash equivalents and restricted cash	$17,860	$(174)

Operating Activities

Net cash used in operating activities was $21.4 million during the six months ended June 30, 2020, primarily driven by our net loss of $18.8 million and changes in operating assets and liabilities of $4.6, partially offset by non-cash charges of $2.0 million. Our net loss was primarily attributed to our research and development activities associated with the advancement of our clinical trials and preclinical studies. Changes in operating assets and liabilities were primarily related to a decrease of $2.7 million in accrued expenses, a decrease of $0.8 million in accounts payable, a decrease of $0.6 million in operating lease liabilities, and an increase in prepaid and other current assets of $0.5 million. Non-cash charges include $1.3 million of stock-based compensation and $0.7 million of depreciation and amortization.

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

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $38.5 million, consisting of proceeds received from maturities of short-term investments of $49.7 million, partially offset by purchases of our short-term investments of $11.2 million.

During the six months ended June 30, 2019, net cash provided by investing activities was $30.8 million, consisting of proceeds received from maturities of short-term investments of $74.0 million, partially offset by purchases of short-term investments of $43.2 million.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $0.8 million, primarily related to proceeds from the issuance of short-term borrowings of $1.2 million, offset by payments made on short-term borrowings of $0.5 million.

During the six months ended June 30, 2019, net cash provided by financing activities was less than $0.1 million, resulting from the issuance of common stock pursuant to our employee stock purchase plan as well as stock option exercises.

Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We expect our expenses to increase substantially if we advance the preclinical and clinical trials of our product candidates in development.

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

Based upon our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements, for at least 12 months from the date that these financial statements are issued. However, the expenditures that will be necessary to execute our business plan, and upon which our current liquidity and capital resources estimate is based, are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. These uncertainties primarily concern our clinical development efforts. We will require additional funding to fund our MORE trial, our CHOICES program, and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. Accordingly, we are in the process of considering various financing alternatives to support our operating and capital needs, including public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We are also considering strategic alternatives for our CF portfolio, including our proprietary combination therapy candidates posenacaftor, dirocaftor, and nesolicaftor, with the goal of maximizing stockholder value of these assets. However, we do not currently have any commitments for future external funding and additional financing may not be available on a timely basis, on acceptable terms, or at all. Further, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to implement any strategic or financing alternative and adequate funds are not available in the future, we may be required to delay, limit, reduce or terminate our clinical development or future commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and our interim principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2020, our management, with the participation of our principal executive officer, who is also our interim principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer, who is also our interim principal financial officer, has concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2020, we were not party to any material pending legal proceedings, and we are not aware of any claims or actions pending or threatened against us that would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a drug research and development company focused primarily on developing our lead product candidates, PTI-801 or posenacaftor, PTI-808 or dirocaftor and PTI-428 or nesolicaftor for the treatment of CF as part of our proprietary combination therapy candidates. We have incurred significant net losses in each year since our inception, including net losses of $8.9 million and $18.8 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $355.4 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $48.9 million as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that these financial statements are issued. However, the expenditures that will be necessary to execute our business plan, and upon which our current liquidity and capital resources estimate is based, are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. These uncertainties primarily concern our clinical development efforts. We will require additional funding to fund our MORE trial, our CHOICES program, and to advance our proprietary combination therapy candidates through regulatory approval and into commercialization, if approved. If we are unable to implement any strategic or financing alternative and adequate funds are not available in the future, we may be required to delay, limit, reduce or terminate our clinical development or future commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. As of August 6, 2020, an aggregate of approximately $199.4 million of securities remain available for issuance under our effective universal shelf registration statements on Form S-3 pursuant to which we registered for sale up to $100.0 million, and $200.0 million, respectively, of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. For example, our board of directors has the right to issue previously-authorized shares of preferred stock with such preferences without stockholder approval. Debt financing, if available, may involve the right to convert any such debt into equity on favorable conversion terms, which conversion would dilute existing stockholders’ ownership interest. Any such debt financing would also likely include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Our offices remain closed with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, and work in has been minimized to reduce the risk of COVID-19 transmission.

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

To date, we have already experienced certain disruptions, including the temporary closure of certain facilities in Europe and delays in ex vivo testing of organoids. Such disruptions could lead to a delay in patient selection and recruitment. Such delay could result in broader impact to our contemplated timeline and clinical trial generally.

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

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers.  Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including posenacaftor, dirocaftor and nesolicaftor or any proprietary combination therapy candidates. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of posenacaftor, dirocaftor, nesolicaftor, any proprietary combination therapy candidates, and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly or willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statement using or making any false or fraudulent document, in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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
•

the federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as ameded by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the Affordable Care Act, or the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report to CMS information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

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

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any pending patent applications owned or licensed by us, or if issued, the breadth of such patent coverage. We currently have two issued U.S. patents relating to our product candidate PTI-428, one issued U.S. patent to our product candidate PTI-801, one issued U.S. patent to our product candidate PTI-808, and pending patent applications directed to our other product candidates, PTI-801, PTI-808, PTI-428, our combination therapies and our technologies. Many of our patent applications related to our CF program are in the earliest stages, including provisional patent applications, although we do have six (6) issued patents covering early CFTR modulator compounds not currently in development. We cannot provide any assurances that any of our pending patent applications will lead to issued patents and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Even if issued, we cannot guarantee that claims of issued patents owned or licensed to us are or will be held valid or enforceable by the courts or, even if unchallenged, will provide us with exclusivity or commercial value for our product candidates or technology or any significant protection against competitive products or prevent others from designing around our claims. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law.  Our NOLs generated in tax years beginning on or before December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law.  Under the Tax Cuts and Jobs Act, or the Tax At, our federal NOLs generated in tax years beginning after December 31, 2017 are permitted to be carried forward indefinitely under applicable U.S. tax law. Also under the Tax Act, as modified by the CARES Act, the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.  As of December 31, 2019, we had federal and state NOL carryforwards of $308.8 million and $295.4 million, respectively, of which less than $0.1 million and $10.7 million begin to expire in 2026 and 2030, respectively. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $11.6 million and $4.1 million, respectively, of which less than $0.1 million begin to expire in 2027 and 2025, respectively.

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

Accordingly, there is a risk that due to changes under the Tax Act, the CARES Act, an ownership change, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

We may need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2020, we had 41 full-time employees. We may need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of our triple combination product, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

					Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Link Document.				Filed herewith

104	Cover Page Interactive Data File—the cover page interactive data is embedded within the XBRL document or included within the Exhibit 101 attachments.				Filed herewith

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

PROTEOSTASIS THERAPEUTICS, INC.

Date: August 6, 2020	By:	/s/ Meenu Chhabra
Meenu Chhabra
President and Chief Executive Officer
(Principal Executive Officer and Interim Principal Financial Officer)