Form 10-K
period 2020-12-31
YUMANITY THERAPEUTICS, INC.
filed 2021-03-31
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-38549

YUMANITY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8436652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Guest Street, Suite 4410 Boston, MA	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-409-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	YMTX	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its common stock (based on a closing price of $1.37 per share on June 30, 2020 as reported on the Nasdaq Global Market) held by non-affiliates was approximately $60,454,412.

As of March 19, 2021, the registrant had 10,193,831 shares of common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Yumanity Therapeutics, Inc.

EXPLANATORY NOTE

On December 22, 2020, Proteostasis Therapeutics, Inc. (“Proteostasis”) completed its previously announced merger transaction with Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 22, 2020, as amended on November 6, 2020 (the “Merger Agreement”), by and among Pangolin Merger Sub, Inc., a wholly-owned subsidiary of Proteostasis (“Merger Sub”), Yumanity Holdings, LLC (“Holdings”) and Yumanity, Inc., pursuant to which Merger Sub merged with and into Yumanity, Inc., with Yumanity, Inc. surviving as a wholly owned subsidiary of Proteostasis (the “Merger”). Immediately prior to the effective time of the Merger, Holdings merged with and into Yumanity, Inc. and Yumanity, Inc. continued to exist as the surviving corporation. On December 22, 2020, in connection with, and prior to the completion of, the Merger, Proteostasis effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). Immediately following the Merger, Proteostasis changed its name to “Yumanity Therapeutics, Inc.”

Unless the context otherwise requires, references to the “Company,” “Yumanity,” the “combined organization,” “we,” “our” or “us” in this report refer to Holdings and its subsidiary prior to completion of the Merger and to Yumanity Therapeutics, Inc. and its subsidiary after completion of the Merger. In addition, references to “Proteostasis” or “PTI” refer to the registrant prior to the completion of the Merger.

For accounting purposes, the Merger was treated as an “asset acquisition” under generally accepted accounting principles in the United States (“GAAP”) and Yumanity was considered the acquirer. Accordingly, Yumanity’s historical results of operations will replace the Proteostasis historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined organization will be included in the Company’s financial statements. Following the Merger, the business conducted by Yumanity became our primary business.

Except as otherwise noted, references to “common stock” in this report refer to common stock, $0.001 par value per share, of the Company.

Summary of the Material Risks Associated with Our Business

We are subject to various risks associated with our businesses and industries. These risks include the following:

•	we have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future;

•

we will need additional funding to advance YTX-7739 through clinical development, which funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations;

•

we have concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

•

we depend on our collaboration with Merck and may in the future depend on other collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates;

•	we may encounter difficulties in enrolling subjects in our clinical trials, thereby delaying or preventing development of our product candidates;

•	our clinical trials may fail to demonstrate adequate safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization;

•

our product candidates may cause serious adverse events or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any;

•

we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced, or more effective, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition;

•

the current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations;

•

the regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed; and

•

we may not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part I, Item 1A. and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report include, among other things, statements about:

•

the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	our ability to recruit and enroll suitable patients in our clinical trials;

•	the potential attributes and benefits of our product candidates;

•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;

•	the timing, scope or likelihood of regulatory filings and approvals;

•	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;

•	the implementation of our business model and our strategic plans for our business, product candidates, technology and our discovery engine;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of our product candidates, if approved;

•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

•	our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;

•	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;

•	the potential for our business development efforts to maximize the potential value of our portfolio;

•	our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we are pursuing for our product candidates;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our financial performance;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our expectations related to the use of our cash reserves;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of laws and regulations, including without limitation recently enacted tax reform legislation;

•	our expectations regarding the time during which we are an emerging growth company under the JOBS Act;

•	the effect of COVID-19 on the foregoing; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

You should read this Annual Report and the documents that we file with the Securities and Exchange Commission with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Yumanity Therapeutics, Inc. and its consolidated subsidiary.

ITEM 1.	BUSINESS

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of innovative, disease-modifying therapies for neurodegenerative diseases. Neurodegenerative diseases cause a progressive loss of structure and function in the brain, leaving patients with devastating damage to their nervous system and widespread functional impairment. Although treatments may help relieve some of the physical or mental symptoms associated with neurodegenerative diseases, few of the currently available therapies slow or stop the continued loss of neurons, resulting in a critical unmet need. We are specifically focused on developing novel disease-modifying therapies to treat devastating conditions, either with large or orphan disease markets, including Parkinson’s disease, dementia with Lewy bodies, multiple system atrophy, or MSA, amyotrophic lateral sclerosis, or ALS (also known as Lou Gehrig’s disease), frontotemporal lobar degeneration, or FTLD, and Alzheimer’s disease.

Neurodegenerative diseases exert a heavy societal burden worldwide and represent one of the largest global healthcare challenges of our time. With an increasingly aging population, diseases affecting the brain and central nervous system are rising in prevalence, with overwhelming personal and economic consequences that exact a toll on patients, caregivers and treatment providers. The rising prevalence of neurodegenerative disease and a lack of disease-modifying treatments has resulted in a significant and growing unmet medical need. It is estimated that more than 60 million people worldwide suffer from neurodegenerative diseases, which is expected to almost double every 20 years. Global costs for treating these diseases are greater than $1 trillion annually.

Our goal is to advance one new program into the clinic every year. Our lead program, YTX-7739, is now in Phase 1 clinical trials for the potential treatment and disease modification of Parkinson’s disease. YTX-7739 targets an enzyme known as stearoyl-CoA desaturase, or SCD. Inhibition of SCD in multiple cellular systems, including patient-derived neurons, as well as in a novel mouse model of Parkinson’s disease, has been demonstrated to reverse the toxicity of misfolded alpha-synuclein, or α-synuclein, a protein strongly associated with Parkinson’s disease. We recently completed a Phase 1 single ascending dose (SAD) study of YTX-7739 in healthy volunteers, which evaluated a broad range of doses of YTX-7739. We completed enrollment in a Phase 1a multiple ascending dose (MAD) study in healthy volunteers with results anticipated in the beginning of the second quarter of 2021. The Phase 1b part of the clinical study of YTX-7739 in patients with Parkinson’s disease has commenced and initiated dosing as a continuation of the MAD study. The Phase 1b part of the study will assess safety, tolerability and pharmacokinetics of YTX-7739 as well as proof of biology by exploring biomarkers of target engagement and potential correlative clinical parameters such as neuroimaging measurements to monitor for early effects of YTX-7739. Early results from the Phase 1b part are anticipated in mid-2021. Our second program, YTX-9184, also inhibits SCD but is chemically distinct from YTX-7739. Good Laboratory Practice, or GLP, safety pharmacology and toxicological studies for YTX-9184 were initiated in the second quarter of 2020. We anticipate commencing the first in human studies of YTX-9184 in 2021 and intend to develop YTX-9184 for the potential treatment of dementia with Lewy bodies, which is another devasting neurodegenerative disease characterized by the abnormal accumulation of aggregates of α-synuclein.

At the center of our scientific foundation is our drug discovery engine, which is based on technology licensed from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. This core technology, combined with investments and advancements by us, is designed to enable rapid screening to identify drug candidates with the potential to modify disease by overcoming toxicity in disease-causing gene networks. Toxicity in many neurodegenerative diseases results from an aberrant accumulation of misfolded proteins in the brain. We leverage our proprietary discovery engine to identify and screen novel drug targets and drug molecules for their ability to protect nerve cells from toxicity arising from misfolded proteins. To date, we have identified over one dozen targets, most of which have not previously been linked to neurodegenerative diseases. We believe this discovery platform will allow it to replenish its pipeline as programs graduate towards the clinic.

We are applying to neurodegeneration several research and development principles that have been proven to be successful in oncology and rare disease, including leveraging breakthroughs in genetics, use of advanced laboratory technology and techniques, and use of biomarkers to guide drug development, to inform the selection of specific and well-defined patient populations for clinical trials. To support this approach, we have assembled a management team with deep experience in neurology, neuroscience, rare disease, and oncology drug discovery and development.

We have built momentum across multiple dimensions of our business. In addition to advancing our clinical and preclinical pipeline, we have been successful in our business development efforts. In the second quarter of 2020, we secured a strategic research and development collaboration in ALS and FTLD with Merck Sharp & Dohme Corp., or Merck, with upfront and potential milestone payments of up to $530 million plus royalties. We anticipate scaling our business with a combination of internal programs and continued opportunities for biopharmaceutical company partnerships.

Neurodegenerative Disease Market and Challenges

Many factors, including too few disease-relevant biological hypotheses, the inherent complexity of the brain, and high patient heterogeneity, have led to a graveyard of failed approaches over the last several decades and have produced few approved disease-modifying therapies for neurodegenerative diseases to date.

We believe this is about to change. Recent scientific and technological advances include the improved understanding of the disease-relevant biology, innovative target discovery technologies, potentially better predictive animal models, new imaging approaches and identification of new biomarkers. These advances have ignited a renewed focus and commitment to neurodegenerative disease research and development, and we are one of the companies at the forefront of this emerging revolution.

Clinical study of neurodegenerative disease and evaluation of potential therapeutics has faced several hurdles. A primary consideration is the genetic heterogeneity of neurodegenerative diseases and subsequent variations in the disease biology in patients with similar clinical diagnoses. We believe this degree of heterogeneity is far greater than previously appreciated and is likely due to a unique combination of genetic and environmental factors which have important implications for development of therapies and their appropriate use by individual patients. As such, we plan to take a targeted approach to patient enrichment and stratification in its clinical trials. This approach further speaks to the need for a larger and more accurate set of biomarkers to aid in diagnosis as well as monitoring disease progression and treatment response in trials. Damage to brain cells early in the disease course and prior to the onset of symptoms presents further challenges for the design of clinical trials, as patients enrolling in clinical trials are typically selected based on expression of disease symptoms when significant damage to brain cells has already occurred. For example, increasingly sophisticated imaging studies have demonstrated that patients have lost at least 40% to 60% of dopaminergic neuronal integrity before qualifying for a diagnosis of Parkinson’s disease, indicating damage to brain cells begins long, often decades, before clinical symptoms manifest. As a result, many previous clinical trials in neurodegenerative disease included patients at a stage of the disease beyond which progression could no longer be modified. Thus, clinical trials would optimally be performed in patient populations that are at an early enough stage where potential disease-modifying therapies have an opportunity to preserve existing brain cells and function. Approaches to early diagnosis remain a focus in the neurodegenerative clinical research field.

In Parkinson’s disease, the cornerstone of pharmacological therapy for the past several decades has focused on either temporarily replenishing dopamine or mimicking the action of dopamine such as with the dopamine precursor levodopa. Levodopa, which is very helpful to patients in managing some of the motor symptoms of the disease, does not alter disease progression. Certain disease-modifying molecules are currently being investigated in early clinical trials for the potential of removing or reducing levels of α-synuclein. These programs, however, are predominantly focused on the development of antibodies. Therapeutic antibodies are large molecules that are administered systemically, and as such have significant challenges crossing the blood brain barrier and penetrating into the brain, which is the target tissue for neurodegenerative diseases. Even if some limited amount of antibody can penetrate into the brain, antibodies face a further challenge. α-Synuclein functions within cells to facilitate vesicle trafficking, however when α-synuclein misfolds it is thought to have an increased propensity to aggregate and disrupt multiple critical processes inside the cell. The ultimate expression of this pathology is the formation of Lewy bodies within neurons, which are a hallmark of dystrophic and degenerating cells. Therapeutics that target pathological processes within cells would be expected to prevent this toxic progression. α-Synuclein can also be secreted by neurons, and although the function is unclear, this results in α-synuclein outside of cells. It is this population that would be a target for antibody therapeutics which are generally believed to interact with protein extracellularly, or outside the cell. We believe antibodies therefore have less access to α-synuclein, and recently, two antibody drug candidates that target α-synuclein failed to meet primary clinical endpoints in Phase 2 trials. By contrast, we are developing small molecules that the yeast platform pre-selects by design to cross the blood brain barrier and diffuse into the cell where α-synuclein causes cellular toxicity and damage. YTX-7739 and YTX-9184 both target the enzyme SCD, the inhibition of which has been shown to help overcome the toxicity of α-synuclein and promote protection of neurons.

Recent advances provide a rationale for optimism across the industry in the face of historic difficulties. A revolution in genetics over the past 15 years has identified specific genetic causes and genetic risk factors for several neurodegenerative diseases. Advanced research tools such as CRISPR and induced pluripotent stem cells, or iPSCs, allow scientists to probe core disease biology in the research laboratory in newfound ways, making inroads into the historic inaccessibility of the brain. Diagnostic methods are steadily improving, and the increased understanding of disease genetics helps to more precisely define disease subtypes and classify patients based on disease severity and likely rate of progression. Additionally, the use of imaging and digital technology, artificial intelligence and large analytical data repositories now allows for more precise monitoring of disease stage, progression, and response to treatment. These advancements will help clinicians enroll patients in clinical trials at a stage of disease when they are most likely to respond to neuroprotective therapy.

Our Approach and Pipeline

Our approach is to unlock the path to new therapies by addressing the fundamental and persistent barriers in neurodegeneration research: the poor understanding of disease mechanisms and lack of new biological targets. We believe that a dramatically expanded portfolio of programs focused on novel drug targets, which are grounded in an improved understanding of disease biology, will enable a higher likelihood of success in developing disease-modifying therapies.

Our discovery engine is built upon core enabling technology that it exclusively licenses from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. The core discovery technologies were created in the laboratory of our co-founder, Dr. Susan Lindquist. Dr. Lindquist and senior scientists from her team integrated multiple technology platforms to create a drug discovery engine designed to reliably generate new insights into fundamental mechanisms of neurodegenerative disease, and also reveal new potential drug targets and drug molecules that address neurodegeneration in a range of different ways, many of which were previously unknown.

The discovery engine is centered on the key insight that protein misfolding, a phenomenon at the root of virtually all neurodegenerative diseases, can be modeled in yeast cells. These yeast models are then screened against large chemical libraries using high throughput technology, selecting for chemical hits that protect cells from the toxicities created by the misfolded human disease-relevant proteins. The biological targets and pathways for these protective molecules are then uncovered using a series of chemical genetic techniques. Our technology also allows for screening yeast collections that have individual genes deleted, such that, when rescue is observed, it can be inferred that the gene that was deleted in that yeast strain is involved in ameliorating the toxicity of the misfolded human disease-relevant protein. Since the only modification to the original yeast system was the introduction of the culprit misfolding proteins, any molecule or gene deletion that can protect cells from the resultant toxicity is of interest. The discovery of protective molecules and biological targets, especially when previously unknown, can reveal new or untapped areas for study. We believe that the complement and overlap between the small molecule and genetic rescue screens have the potential to create a powerful network of interlinked biological processes that can further identify previously unknown therapeutic targets. We explore these cell-protective discoveries from the yeast system for translation to human disease-relevant cells using informatics and cutting-edge stem cell and iPSC experimental techniques. The discovery engine is designed to ultimately output novel programs: molecules with novel biological targets that can then be progressed through the standard preclinical drug development processes.

We believe our proprietary discovery engine has the potential to dramatically expand the knowledge around the complex biology of neurodegeneration, and further allows initiation of discovery programs outside of the traditional, limited set of hypotheses that exist today. Screening for hits in a living yeast system can save time by providing a biological-relevant readout sooner than some of the more typical practice of starting in non-live, test tube systems. Additionally, shared features between yeast cell membranes and the blood brain barrier, such as comparable membrane permeability, polarity, and drug pumps for removal of non-native compounds, mean that molecules that can permeate a yeast cell to effect intracellular rescue may also be likely to penetrate the blood brain barrier. Furthermore, our molecules get tested in diseased human cells ex-vivo at the beginning rather than at the end of preclinical development. We believe that success in this setting confers increased confidence in programs compared to the more traditional paradigm of multiple rounds of animal studies before any actual testing in human tissues.

Key Differentiators of Our Discovery Engine

We leverage the power of our discovery engine to generate a robust portfolio of promising novel drug targets and molecules. We then prioritize the most promising targets to accelerate drug discovery programs and advance compounds into preclinical and ultimately clinical development. To date, this approach has already uncovered over one dozen novel targets, pathways, mechanisms, and molecules that we believe have the potential to ameliorate the fundamental cellular toxicities associated with neurodegenerative diseases. We expect that this list of new targets and subsequent programs will continue to grow as we iterate through our discovery engine. The list shown below illustrates our current 14 most advanced targets.

Novel Neurodegeneration Targets Discovered at Yumanity

Discovered targets mature into programs as they advance through the discovery process. YTX-7739, our lead program, targets the enzyme SCD, one of the early targets identified and validated in our discovery engine and is being studied for the treatment of Parkinson’s disease. Our second program, known as YTX-9184, is also a small molecule inhibitor of SCD and is being developed for the treatment of dementia with Lewy bodies as the likely indication. It can also serve as a back-up for YTX-7739. We are developing lead compounds and validating the targets for its potential third and fourth programs, which are represented as targets A and B in the chart above. These two targets are advancing through a research collaboration with Merck. Other targets for multiple potential indications are at varying stages of the discovery process, with several examples listed above for targets C through M.

Our Pipeline

We have set a goal of introducing one new program to the clinic every year. The following chart summarizes key information about our most advanced discovered targets. All of our therapeutic candidates are small molecules and are optimized and formulated for oral delivery. We own both development and commercialization rights to its first and second programs as well as potential programs 5-15, the latter of which are in early preclinical studies and currently being evaluated in mammalian systems. Potential programs 3 and 4 are advancing as part of a research collaboration with Merck, who has licensed these potential programs and will conduct IND-enabling toxicology and safety pharmacology, clinical development, and commercialization.

Our lead program, YTX-7739, is a novel small molecule for the potential treatment of Parkinson’s disease and related disorders of α-synuclein. The program that resulted in this lead compound was the first prioritized output program of our discovery engine. YTX-7739 is designed to ameliorate the consequences of α-synuclein toxicity in human cells that results in cellular dysfunction, specifically disruptions with the directed movement, or trafficking, of proteins or lipid-bound vesicles within cells. Our second program, YTX-9184, is chemically distinct from YTX-7739 but is also designed to confer protection against α-synuclein toxicity. Both YTX-7739 and YTX-9184 target the enzyme SCD, that catalyzes a reaction in the lipid metabolism pathway.

α-Synuclein is a protein that is a prominent constituent of Lewy bodies, the abnormal protein aggregates that are the pathological hallmarks of Parkinson’s disease, dementia with Lewy bodies, MSA and other neurological disorders known collectively as “synucleinopathies”. Current treatments for Parkinson’s disease manage the early motor symptoms of the disease. The goal of our differentiated and potentially disease-modifying approach with YTX-7739 and YTX-9184 is to block the intracellular toxicity associated with α-synuclein misfolding and aggregation to allow the cell to continue to function normally, and to slow or possibly even halt the progressive degenerative consequences of the disease.

YTX-7739 is now in Phase 1 clinical development consisting of two initial studies: a SAD study in healthy volunteers and a MAD study in healthy volunteers with a Phase 1b part in patients with Parkinson’s disease. The SAD study in healthy volunteers has completed.

The MAD study was initiated in the third quarter of 2020. Enrollment of healthy volunteers has completed and data is anticipated for such healthy volunteers in the beginning of the second quarter of 2021. The Phase 1b part will be a continuation of the MAD study, conducted in patients with Parkinson’s disease, and will assess safety, tolerability and pharmacokinetics of YTX-7739 as well as proof of biology by exploring biomarkers of target engagement and potential correlative clinical parameters such as neuroimaging measurements to monitor for early effects of YTX-7739. This Phase 1b part has been initiated, and early results are expected to be available by mid-2021, assuming no further clinical trial delays due to the COVID-19 pandemic. We then plan to initiate a Phase 2 trial in patients with Parkinson’s disease in 2022. GLP safety pharmacology and toxicological studies for YTX-9184, our second program, were initiated in the second quarter of 2020. YTX-9184 is being developed as a potential treatment for dementia with Lewy bodies and is anticipated to enter Phase 1 clinical development in 2021.

Our potential third and fourth programs are novel targets for the treatment of ALS and FTLD. Activities for these potential programs are currently being conducted through a research collaboration with Merck, with up to $530 million in potential milestones for us plus royalties. If these potential programs are successful and achieve full target validation with small molecule agents, they will advance to IND-enabling safety pharmacology and toxicology studies to be conducted by Merck, who will also be responsible for any subsequent clinical development and commercialization.

Beyond our first two programs, YTX-7739 and YTX-9184 and two potential programs partnered with Merck, we have additional targets that constitute a rich discovery pipeline. Targets C through M in the chart above are all progressing towards target validation in human neuron systems and development of small molecule inhibitors with drug-like properties.

Leadership Team and Scientific Team

We are led by a team of seasoned executives with prior experience in both public and private companies as well as small and large biopharmaceutical companies. The management team has deep expertise in neurology, neuroscience, rare diseases, and oncology.

Our Chief Executive Officer is Richard Peters, M.D., Ph.D., the former President, Chief Executive Officer and director at Merrimack Pharmaceuticals, and former Senior Vice President and Head of Global Rare Diseases at Sanofi Genzyme. Paulash Mohsen is our Chief Business Officer, and he was the former Country Manager (Canada) at Cubist (acquired by Merck) and Vice President of Strategy and Business Operations at Optimer Pharmaceuticals (acquired by Cubist), and also a Vice President of Strategy and Multi-Channel Management at Pfizer. Our Chief Medical Officer is Brigitte Robertson, M.D., who was previously the Vice President, Therapeutic Area Head of Neuroscience, Global Clinical Development at Shire/Takeda, the Chief Medical Officer at Neurovance and has held senior roles at Sunovion Pharmaceuticals in clinical development and experimental medicine, and at GlaxoSmithKline in the Center for Excellence in Drug Discovery.

Our co-founder and Executive Chair of our board of directors is N. Anthony Coles, M.D., previously the Chief Executive Officer of Onyx Pharmaceuticals until its sale to Amgen in 2013, and current Chief Executive Officer of Cerevel Therapeutics. Our other co-founder is the late Susan Lindquist, Ph.D., a renowned cell biologist, National Medal of Science recipient, Howard Hughes Medical Institute investigator and former director of the Whitehead Institute.

Our Priorities

Our goal is to become a leading biopharmaceutical company to discover, develop, and commercialize disease-modifying therapies that employ novel approaches to treat neurodegenerative diseases. To achieve this goal, key elements of our priorities include:

•

Advance lead program YTX-7739 through clinical development, regulatory approval, and commercialization. YTX-7739 is currently in Phase 1 trials. We aim to bring to patients a meaningful therapy that can modify the course of Parkinson’s disease and/or other disorders of misfolded α-synuclein. Our near-term focus is to demonstrate safety, efficacy, and proof of biology (through target engagement) of YTX-7739 in patients with Parkinson’s disease through completion of the Phase 1b part.

•

Progress YTX-9184 into clinical development. YTX-9184 is our second program. Like YTX-7739, YTX-9184 is also an inhibitor of the SCD enzyme. YTX-9184 is chemically distinct from YTX-7739 and may serve as a potential option for patients with other disorders of α-synuclein such as dementia with Lewy bodies as well as a potential back-up to YTX-7739.

•

Advance our potential third and fourth programs for ALS and FTLD in partnership with Merck. We expect to continue preclinical development of these two potential programs in partnership with Merck, from which we are eligible to receive potential milestone payments of up to $530 million plus royalties.

•

Continue to progress our early pipeline. We have discovered several other novel targets in neurodegeneration that are currently at early stages of validation. Our goal is to advance its discovery pipeline through the preclinical stages and towards the clinic, either alone or in conjunction with potential partners.

•

Invest in and continue to innovate around our discovery engine. Our discovery engine has been productive in identifying novel targets in neurodegeneration, often including chemical modifiers of these targets. We plan to continue to invest in our discovery engine to identify additional targets that will replenish our discovery pipeline as programs mature towards to clinic.

Our Discovery Engine Platform

Overview – Protein Misfolding and Toxicity Cascades

DNA is the foundational code for all proteins. The information held in DNA, in our genes, is transcribed first into RNA and then translated into linear strands of amino acids, the building blocks of all proteins found within cells. The linear strands of amino acids then fold in very precise, highly complex ways to form proteins, each having defined shapes and structures that enable them to carry out their normal biological function. When protein folding goes awry, critical functions of proteins may be lost, or new, abnormal functions may be gained.

Protein misfolding plays a key role in the initiation and progression of neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease, dementia with Lewy bodies, MSA, ALS and FTLD. In each of these diseases, as culprit proteins misfold, they form aggregates that may combine into plaques, which form sticky deposits in the brain cells or in brain tissue. These aggregates and plaques can interfere with normal cellular function in a number of ways. For example, they may interfere with the directed movement, or trafficking, of proteins or lipid-bound vesicles within cells, or they may trigger inflammatory reactions. They may also impede chemical and enzymatic processes. Ultimately, these aggregates and plaques result in nerve cell damage and cell death.

A revolution in genetics over the past 15 years has led to the identification of genetic risk factors for neurodegenerative diseases and a number of genes that can be causally tied to protein misfolding processes. Patients who inherit mutations in a single, specific gene generally present with early-onset and aggressive forms of disease. Genetic data have enabled the development of animal and cellular pathology models based on overexpression of disease-causing genes. While undoubtedly an important advance, these models often do not replicate the full features of disease pathology. As a result, there is no conclusive demonstration to date that simply reducing the levels of misfolded proteins reduces the neurodegenerative pathology or presents an efficacious therapeutic approach to the treatment of neurodegenerative disease in humans.

Protein aggregate formation occurs in different places. In Alzheimer’s disease, protein aggregates are found in extracellular plaques, but in diseases like Parkinson’s disease and ALS, misfolded proteins tend to aggregate and create toxic effects inside of brain cells. These intracellular protein aggregates are protected by a cell membrane and therefore lie beyond the typical reach of protein-based drugs, such as antibodies, that do not effectively cross cell membranes. Ongoing trials seeking to use antibody therapy to bind to the misfolded proteins can only do so while proteins are outside cell membranes, which is a relative minority of their life cycle.

The toxic consequences of protein misfolding and aggregation ultimately result in cell death, and the accumulation of dead cells within specific brain regions marks the progression of disease symptoms and severity. It is our goal to keep cells alive by protecting them from the consequences of these misfolded proteins, thereby slowing disease progression. Our discovery engine is designed to better understand the processes through which protein misfolding and aggregation trigger cellular toxicity, and to do so in a manner that allows us to identify a network of new targets and biological processes which, when modulated using a therapeutic drug, we believe will ameliorate the toxicities initiated by protein misfolding, allow the cells to continue to function normally, and halt the progression of disease. We believe the identification of these new targets and close-in biology networks, and the molecules that modulate them, enables us to provide a new treatment approach to neurodegenerative drug discovery.

The Yeast Model

The core of our discovery engine are cellular models that allow for studying the consequences of protein misfolding in a way that improves the understanding of cellular pathways that trigger neurodegenerative disease and enables discovery of the molecules that inhibit specific drug targets within these pathways. Protein aggregation due to misfolding is an ancient cellular complication. All living cells have evolved mechanisms to deal with misfolded proteins. These mechanisms are highly conserved across evolution from simple cells such as yeast to complex cells like human neurons. It was the keen insight of Dr. Lindquist, our co-founder, at the Whitehead Institute that these parallels might be exploited to make yeast serve as a model for neurodegenerative drug discovery. When known genetic drivers of human disease, for example α-synuclein for Parkinson’s disease or beta-amyloid for Alzheimer’s disease, are introduced into a yeast cell, these proteins misfold and cause the yeast cells to stop growing or die. The cellular processes that cause the yeast cells to stop growing or die are largely indistinguishable from those that cause human neurons to die in neurodegenerative disease. For example, yeast cells with α-synuclein or beta-amyloid display disorders of vesicle trafficking, mitochondrial dysfunction and other toxicities observed in diseased human cells. Therefore, yeast cells, despite their simplicity, can function as effective models of disorders of protein misfolding, including neurodegenerative diseases.

Using yeast as a model system confers several noteworthy benefits. First, the yeast genome is highly tractable and well-characterized. At approximately 6,000 genes, it is less than a quarter of the size of the human genome. The yeast genome was sequenced much earlier than the human genome and has been studied extensively. Based on thousands of genome-wide studies, the yeast genome and proteome are well-annotated, including gene-gene interactions, biochemical processes, intracellular and cell-to-cell signaling cascades as well as gene to protein interaction networks. As a comparison, while sequenced, the functions of the majority of genes in the human genome are currently unknown. Second, core aspects of eukaryotic cell biology, such as organelle and cytoskeletal biology, protein homeostasis pathways, intracellular protein trafficking, lipid metabolism, RNA metabolism, and signal transduction, are well conserved from yeast to human cells. Critically, recent human genetic studies have strongly implicated distress of these conserved eukaryotic pathways in major neurodegenerative diseases. Third, there are existing research tools readily available in yeast, for example gene deletion libraries, that do not currently exist for human cells. Finally, experimentation in yeast cells tends to be easier to control and therefore more reproducible compared to human cells or cell lines.

As an additional benefit, yeast cells express many drug pumps and transporters that are responsible for removing potentially harmful molecules from the interior of the cell. These yeast pumps and transporters are believed to be very similar to the drug pumps and transporters found in the human blood brain barrier. This means that a compound, for example a potential drug, that can penetrate the yeast cell membrane is also likely to be able to cross the human blood brain barrier and not be pumped back out of the brain. Compounds that are able to permeate a yeast cell membrane need to have the right size and properties to diffuse into the cell, which are advantageous properties also needed to cross the blood brain barrier.

Because cellular pathologies of many neurodegenerative diseases are conserved across cell types, our co-founder hypothesized that proteins whose misfolding and aggregation drives neurodegeneration would disrupt similar cellular processes in yeast and human cells. We have studied the toxic consequences of misfolding of various neurodegenerative disease-related proteins, including α-synuclein, beta-amyloid, TDP-43, ApoE4, FUS, C9orf72, and huntingtin in yeast cells. The expression of these proteins in yeast causes cellular toxicities that are clear analogs of their human counterparts. The development of yeast as a model system allows us to recreate cellular toxicities caused by protein misfolding relevant to neurodegeneration in a simpler cell with unparalleled genetic tractability, which we then translate to human cell models.

Phenotypic Screening in Yeast

Since the dawn of the genomics revolution in biology and widespread availability of recombinant DNA methods, the conventional approach employed by the biopharmaceutical industry for drug discovery has been the target-based screen. In this approach, one begins with a known ‘target,’ or a specific protein involved in a defined cellular process considered to be relevant to disease pathology. Large chemical libraries are then screened for compounds that bind to or modulate the activity of this target. This screening is usually performed in a cell-free environment, meaning no membranes, with just the protein target in solution in a test tube or assay plate. The successful screening hit then undergoes iterative rounds of chemical optimization and refinement to improve affinity and activity at the target, again in a cell free environment. Once a molecule with favorable properties is obtained, standard preclinical development processes occur, including further optimization, pharmacology and toxicity testing and formulation. In the field of neurodegeneration, the very small number of hypothesized targets has proven to be a significant limitation of the productivity of the target-based screening approach. Moreover, the iterative rounds of optimization and screening occasionally yield advanced compounds that do not readily cross the blood brain barrier or do not cross cell membranes efficiently.

In contrast to target-based screens, phenotypic screening seeks compounds or genetic factors that modify a specific observable trait, or phenotype, within the physiological context of an intact cell or organism. A large chemical or genetic deletion library can be screened for molecules or genes that modify the phenotype in question. The phenotype we seek to correct is slow growth or cell death that results from pathologies driven by misfolded proteins. The primary benefit of phenotypic screening is the identification of compounds or genes that modify a specific trait without the bias of any pre-existing hypotheses about what may be the best molecule or target to modify the phenotype. Success in phenotypic screening can therefore point to previously unknown pharmacology and potential therapeutic compounds and their targets in an unbiased manner. Additionally, we can learn what pharmacology is relevant to the amelioration of disease phenotypes from the results of the screen.

Phenotypic screens are possible in some in vivo animal models, including certain worms, flies, zebrafish, mice and rats. Based on the complexities of working with larger multicellular species, phenotypic screening in unicellular yeast is expected to allow for higher throughput and exploration of more cellular phenotypes. Yeast cells also have an advantage of sophisticated genetic tools that are essential for downstream target identification. Using human neuronal cells in high throughput phenotypic screens is also believed to be challenging due to the inherent complexity in generating and maintaining robust and reproducible numbers of cells to support large-scale screening in a lab setting.

In contrast, phenotypic screening in yeast cells is inexpensive, extremely high throughput, and highly replicable. The robust cell growth and viability of phenotypes in yeast are well suited to phenotypic screening in high throughput formats. Large numbers of yeast cells with genetically introduced misfolding human proteins can be subjected to screening against large chemical libraries to isolate compounds which protect against cellular toxicity. While most of the yeast cells in the screening exercise will die as a result of the misfolding mediated toxicities, any cell that do not die as a result of exposure to specific compounds in the screening library results in ‘hits’, or compounds that warrant further investigation due to their ability to rescue cells from the effects of protein misfolding-induced toxicity.

Target Identification

Despite many advantages, phenotypic screens are beset with a fundamental limitation: while the screen identifies a compound that rescues the toxic phenotype, it does not identify the biological target implicated in the rescue. Phenotypic screening in yeast successfully identifies molecules that reduce protein misfolding toxicity in the yeast model, but it does not immediately define their biological targets.

The second technology platform in our discovery engine overcomes this limitation of phenotypic screening by uncovering the target implicated in the toxicity rescue. Our target identification capability takes advantage of the fact that yeast is uniquely well-studied and characterized from a genetic perspective. Our proprietary capability leverages pre-existing gene knockout libraries, gene-gene interaction networks, and other readily available tools in yeast to identify, in a high-throughput manner, the targets implicated in the phenotypic screen’s successful hits. This information, collected across hundreds of screening hits across multiple independent screening libraries, gives us a growing understanding of the genes and pathways involved in rescuing cells from the consequences of misfolding protein induced toxicity. Using the set of experimental tools available in yeast, we are able to narrow down and eventually identify the specific genetic targets associated with the hits that result from the phenotypic screens.

Once the targets have been identified within the yeast genome, we then use informatics to discern the analogous targets within the human genome. We can compare the sequence, structure, and function of yeast genes with a database of human gene sequences to identify the closest yeast-to-human match. Yeast genes may have a range of relationships to their human counterparts, including one-to-one, one-to-many, or other configurations. Importantly, like the phenotypic screening platform in yeast, the methods involved in target identification in yeast (and subsequent translation to human targets) are high throughput. We have used this process multiple times to identify a portfolio of potentially attractive novel targets.

Human Cell Translation

The third technology platform of our discovery engine translates our work from yeast into human cells. The outputs of the first two technology platforms are hit compounds that rescue toxicity in yeast and identification of the genetic targets implicated in that rescue in both yeast and human systems. The critical translational test is to see whether the observed rescue in yeast can be replicated in diseased human neurons.

To accomplish this, we take advantage of extraordinary advances in stem cell technology. We are able to reprogram adult somatic cells, specifically skin fibroblasts taken from a patient biopsy, to create induced pluripotent stem cells, or patient iPSCs. These patient iPSCs can be used to generate various types of neurons in the laboratory, with the genetic sequence of a patient with neurodegenerative disease. We can also induce toxicity in human neurons by forcing the elevated expression of disease-relevant misfolded proteins. In the case of both patient-derived neurons and inducted toxicity neuron models, we develop and maintain these cells to validate the rescue activity discovered in the yeast phenotypic screen. This translation from yeast to human cells, first published in Science, gives us confidence that the discovery in yeast is relevant in a human context.

Reprogramming patient cells to create human neurons in culture

Integration of Technology Platforms

Our discovery engine integrates the three technology platforms described above: phenotypic screening in yeast, target identification, and human cell translation. Phenotypic screening provides unbiased hits that rescue toxicity via biological targets that may be previously unknown in neurodegeneration. The target identification platform allows us to understand the genes implicated in such rescue, both in yeast and their corresponding genes in humans. The human cell translation platform leverages iPSC technology to translate the rescue activity observed in yeast to human cells, specifically rescuing diseased patient neurons.

An important element of this design is that it enables us to move back and forth between yeast cells and human patient neurons in a highly iterative and parallel fashion. For example, if we identify an interesting target through a library screening hit, but the compound used to discover the hit is not an optimal drug-like candidate, we can optimize the compound though chemistry or re-screen the target for better compounds. Also, if we have identified multiple closely related genes across different screening and target identification campaigns, we can profile them individually to determine which gene gives us the optimal rescue response. Thus, we can continually build on lessons learned from multiple protein pathologies in order to accelerate the discovery of novel therapies.

To date, we have successfully implemented its discovery engine to discover over one dozen new targets in neurodegeneration. We have also confirmed that some previously identified targets for other indications are in fact active within neurodegenerative toxicity cascades. Our first target in Parkinson’s disease, SCD, is a novel target that was not previously known to be involved in Parkinson’s disease. Our lead drug candidate, YTX-7739 and its second drug candidate, YTX-9184, address the toxicity caused by α-synuclein, the protein that causes some forms of Parkinson’s disease and dementia with Lewy bodies. We are also pursuing targets in ALS and FTLD that were not previously known to be involved in these indications, and we are moving forward to develop novel therapies for some of these targets in collaboration with Merck.

Drug Candidate Selection Process

Once we have identified a promising target and molecule that modulates that target using our discovery engine, we then use chemistry to optimize the molecule to determine which ones have the most drug-like properties. We use a wide array of tests to evaluate drug candidates and to identify those that generally have the desired molecular weight, solubility and other characteristics that we believe provide the potential to cross the blood brain barrier, access the targets and deliver the potent rescue to the cell. The optimized rescuing molecules are then advanced toward IND-enabling studies. Examples of such tests and general acceptability ranges are shown below.

Our Programs

We have leveraged our discovery engine to identify more than one dozen diverse biological targets not previously linked to neurodegenerative disease that we believe are suitable for a future disease-modifying drug discovery program. Our lead program, YTX-7739 for the potential treatment and disease-modification of Parkinson’s disease, is currently in Phase 1 clinical trials. Our second program, YTX-9184, has a distinct profile and is from a different chemical series than YTX-7739. YTX-9184 entered GLP toxicology studies in the second quarter of 2020. In collaboration with Merck, we are also currently in the lead optimization process for our potential third program for the potential treatment of ALS and FTLD. We believe these potential programs and the others in our portfolio will enable us to reach our goal of one new program entering human clinical trials every year. The status of our pipeline is reflected below:

Our Lead Program – YTX-7739

We are developing YTX-7739 for the treatment of Parkinson’s disease. YTX-7739 is the first prioritized drug candidate identified by our discovery engine and is designed to reduce α-synuclein toxicity by inhibiting SCD, an enzyme that metabolizes saturated fatty acids to their monounsaturated form.

Parkinson’s Disease Overview

Parkinson’s disease is a chronic, progressive neurological disorder of the central nervous system and the second most prevalent neurodegenerative disorder in the United States after Alzheimer’s disease, with an estimated 500,000 to one million prevalent cases. More than 10 million people worldwide are believed to have Parkinson’s disease. In patients with Parkinson’s disease, the premature death of neurons in the brain reduces levels of the neurotransmitter dopamine, causing motor dysfunction including tremor, slow movement, muscle rigidity, and difficulty with balance, falling, swallowing, speech, and writing. Other changes in the brain associated with the disease may result in cognitive and sensory symptoms. Additional features of the disease include disruptions in nerves connecting the brain to other systems such as cardiovascular, gastrointestinal, and urogenital systems, as well as sleep disturbances, constipation, and loss of sense of smell. Later-stage Parkinson’s disease is severely debilitating, and its symptoms make sufferers more likely to experience life-threatening medical issues. As a result, while Parkinson’s does not directly cause death, it is nevertheless the fourteenth leading cause of death in the United States.

Approximately 60,000 people are diagnosed with Parkinson’s disease in the United States each year, most often after the age of 50. The National Institutes of Health estimates the annual cost of treating Parkinson’s disease in the United States to be $14 billion, with indirect costs such as lost productivity adding at least another $6 billion. As with many other neurodegenerative diseases, the greatest risk factor for Parkinson’s disease is increasing age. The growing population of older adults and longer average lifespans are therefore likely to increase the number of Parkinson’s patients and the need for effective treatments. Currently, it is estimated that the number people diagnosed with Parkinson’s disease in the United States will double by the year 2040.

Although certain Parkinson’s disease cases have been associated with rare gene mutations, both hereditary and environmental factors are likely to contribute to the occurrence of Parkinson’s disease in the majority of cases. Additionally, while the biological cause of most cases of Parkinson’s disease is not clear, the core pathology of Parkinson’s disease is degeneration of the dopaminergic neurons in the midbrain. In certain cases, cell loss occurs in association with the formation of intraneuronal Lewy inclusion bodies. Abnormally aggregated α-synuclein is the principal component of Lewy bodies, which are the pathological hallmark of Parkinson’s disease. The presence of Lewy bodies and other associated fibrils is correlated with neuron loss and death, decline in motor function and cognitive dysfunction.

Limitations of Current Therapies

There is currently no known cure for Parkinson’s disease. Pharmacological therapies for Parkinson’s disease are aimed at either temporarily replenishing dopamine or mimicking the action of dopamine. They generally help reduce muscle rigidity, improve speed and coordination of movement and lessen tremor.

The dopamine precursor levodopa is the most commonly prescribed pharmacotherapy. While extremely helpful overall, some symptoms do not respond as well to levodopa, like difficulty with balance, falling, difficulty with speech and swallowing, and memory issues. It can also be challenging to titrate and find the optimal dose and patients may experience “on” and “off” periods when the drug concentration falls to below their individual needs. Unfortunately, the long-term use of levodopa is frequently associated with the development of additional motor complications, for example dyskinesias, or uncontrolled, involuntary movements. Additional therapies attempt to slow the degradation of dopamine using monoamine oxidase-B inhibitors. Catechol-o-methyltransferase inhibitors and carbidopa may be used to reduce levodopa degradation. Amantadine, an N-methyl-D-aspartate, or

NMDA, receptor antagonist, is also used and may act through more than one mechanism. Drug treatment for Parkinson’s disease is commonly individualized by patient and disease characteristics, and patients may receive multiple drug therapies throughout their course of disease, including other medications for comorbid conditions and symptomatic management such as antidepressants, anxiolytics, and anti-psychotics. While these therapies address the symptoms of Parkinson’s disease, they are unable to halt disease progression over the longer-term. As a result, these symptomatic therapies lose their efficacy over time, leaving patients with few treatment options.

Outside of drug therapy, electrical deep brain stimulation is also be used to control motor symptoms of Parkinson’s disease, typically in the advanced stages of disease. In addition to pharmacotherapy, a holistic approach to treatment is encouraged and patients may gain benefit from regular exercise, psychological, physical, occupational and speech therapy, nutrition consultation, education, support groups, and the use of assistive devices and caregiver relief.

There are currently a small number of early clinical trials investigating the potential of directly reducing α-synuclein to change the course of the disease. These programs, however, are predominantly based on antibody therapy which, due to their large size, do not readily enter the brain or brain cells and are believed to interact only with extracellular α-synuclein that has been secreted or released from cells. Formation of pathological α-synuclein aggregates, known as Lewy bodies, occurs inside of cells, and the ability of therapeutic antibodies to impact consequent toxic α-synuclein cascades is unclear.

Our Solution

We are developing YTX-7739 as a small molecule therapy to slow or halt disease progression in patients suffering with Parkinson’s disease. Using our discovery engine and Parkinson’s disease patient cell lines, we identified SCD as a biological target enzyme for diseases caused by α-synuclein-mediated toxicity. YTX-7739 is designed to inhibit SCD to reduce α-synuclein-mediated toxicity within cells.

The α-Synuclein Toxicity Cascade

Aggregated α-synuclein protein is the primary constituent of the pathological Lewy bodies formed in the brains of patients with Parkinson’s disease. Although its precise molecular function is poorly understood, α-synuclein is known to be a membrane-associated lipid binding protein and has been implicated in vesicle trafficking, a process by which cells transport materials between different cellular destinations, as well as in membrane curvature and fusion.

In yeast, the overexpression of α-synuclein causes severe cellular toxicity by disrupting multiple cellular mechanisms, including vesicle trafficking. These disruptions occur in both yeast models and mammalian systems, where mutations or overexpression of α-synuclein increases the amount of membrane-associated α-synuclein, which in turn impairs vesicle trafficking and increases cellular stress and toxicity. Importantly, human genetic studies indicate mutations and overexpression of α-synuclein lead to severe and rapidly progressing forms of Parkinson’s disease, and this relationship to disease severity almost certainly involves toxic effects of α-synuclein aggregates on the functions of cell membranes.

YTX-7739’s Target

We discovered SCD as a result of our unbiased phenotypic screening efforts, which identified a series of compounds that potently protected cells against α-synuclein-mediated toxicity. Using our discovery engine’s target identification capability, we were able to identify that the specific biological target implicated in this protection was inhibition of Ole1, the single yeast fatty-acid desaturase enzyme and direct counterpart of SCD in humans.

Ole1 in yeast and SCD in humans are enzymes that metabolize saturated lipids and break them down into their unsaturated lipid components. Unsaturated lipids are important components of cell membranes because of the processes they regulate, including membrane fluidity, curvature, and fusion. Paradoxically, the greater the level of unsaturated lipid in membranes, the greater the vesicle trafficking impairment and toxicity caused by α-synuclein. Inhibiting SCD enzymatic activity reduces the levels of unsaturated lipids, which ameliorates the detrimental vesicle trafficking defects associated with increased α-synuclein expression. Our hypothesis is that reducing SCD activity will reduce abnormal vesicle trafficking within cells caused by α-synuclein, thereby reducing the accumulation of neurotoxicity and slowing the progression of neurologic impairment in patients with Parkinson’s disease and related disorders.

The chart below demonstrates the impact of inhibiting the SCD enzyme in a diseased human cell line prepared from a patient with Parkinson’s disease. This patient had a single amino acid mutation in the α-synuclein protein sequence. The red line shows the risk of cell death in cells containing the α-synuclein mutation. The black line, which shows lower risk of death, is a control cell line – genetically identical to the Parkinson’s disease patient cell line but with a correction of the α-synuclein mutation generated using CRISPR technology. The increasing shades of blue lines represent the survival of the mutation-containing cells upon exposure to increasing concentrations of a potent SCD inhibitor. As the chart shows, inhibition of SCD reduces cell death in the mutation-containing cell line down to the levels of the mutation-corrected control. The improved survival effect is dependent upon the concentration of SCD inhibitor.

Cell death in Parkinson’s patient cell line corrected by inhibition of SCD

In addition to demonstrating that inhibition of SCD can protect human neurons grown in a dish, we have also explored the effects of SCD inhibition in a new mouse model of Parkinson’s disease. This mouse was engineered to express a mutant version of human α-synuclein, which leads to progressive motor deficits and pathological neuron cell loss in the brain that are similar to the progression seen in Parkinson’s disease. Dopamine replacement therapy, the standard of care in Parkinson’s therapy, can partially reverse the motor deficits in these engineered mice, demonstrating the disease-relevance of the model. When these mice were administered YTX-7739 for 4 months, the expected motor deficits never developed, whereas similar mice in the same study that received placebo evidenced the expected altered motor behaviors. Interestingly, when the SCD1 gene was removed in these engineered α-synuclein mice, known as a gene knockout, which would mimic the effects of an SCD inhibitor, these mice also had significantly reduced motor deficits and pathological neuron loss. These studies demonstrate the consistent effect of reducing SCD activity and validate SCD as a target for reducing the toxic effects of α-synuclein in disease-relevant models.

Motor Behavior at Six Months of Age

While we have established that SCD inhibition protects cells from α-synuclein toxicity, the precise mechanism of protection has not been defined. We believe there are at least three possible mechanisms of action: (1) SCD inhibition reverses a toxic increase in fatty acid desaturation triggered by α-synuclein aggregation, (2) SCD inhibition directly antagonizes toxic effects of α-synuclein on membrane properties and/or trafficking, or (3) reduced fatty acid desaturation ameliorates a direct toxic interaction of α-synuclein with cell membranes.

The knowledge of SCD enzyme biology also allows us to define a biomarker that can be used to measure target inhibition. Specifically, because the substrates for SCD are sixteen-carbon, or C16, or eighteen-carbon, or C18, saturated fatty acids, and the products are C16 and C18 monounsaturated fatty acids, we can therefore monitor drug effects on SCD by measuring the amount, or ratio, of the C16 and C18 precursors and their monounsaturated products. The result of this analysis gives us the fatty-acid desaturation index, or FA-DI, expressed as a ratio of the amount of monounsaturated C16 or C18 substrates divided by the amount of corresponding saturated fatty acid. The FA-DI gives us a biomarker that allows it to measure the effects of its compounds on SCD in vitro and in vivo.

Preclinical Studies

Preclinical in vivo pharmacokinetic and pharmacodynamics studies were conducted with YTX-7739 to demonstrate that YTX-7739 achieves sufficient exposure to inhibit the SCD enzyme in the brain, plasma, and other body tissues and biofluids.

As shown below, single dose pharmacokinetic studies in rats demonstrate that YTX-7739 achieves sustained and dose-dependent exposures in both plasma and the brain. As the dose increases, the exposure levels increase. We have observed similar findings using twice-daily dose schedules, and in both single and repeat dose studies. At lower doses of YTX-7739, consistent dose-proportional exposure was achieved in both the plasma as well as the brain, and YTX-7739 also exhibited good brain penetration. In addition to rats, we have also performed these studies in other species, including mice, guinea pigs, dogs, and monkeys with similarly successful results.

Single dose pharmacokinetic data for YTX-7739, plasma (left) and brain (right)

In addition, pharmacodynamics studies of YTX-7739 to date have shown that YTX-7739 inhibits SCD enzymatic activity as intended, which can be measured by the target engagement biomarker C16 FA-DI. As the chart below demonstrates, YTX-7739 has achieved clear, exposure-dependent target engagement in both the brain and plasma of monkeys treated for 14 days. As concentrations of YTX-7739 increase in either the brain or plasma, the levels of C16 FA-DI correspondingly decrease. These studies have been conducted across multiple species, with similar relationships between pharmacokinetics and pharmacodynamic responses. Moreover, at doses and exposures that produce substantial reductions in C16 FA-DI in the brain, treatment with YTX-7739 appears to be very well tolerated.

YTX-7739 Pharmacodynamics: exposure-dependent target inhibition in brain (left) and plasma (right)

We have a reliable and quality-controlled manufacturing process for the active pharmaceutical ingredient, or API, of YTX-7739 to support future clinical trials. IND-enabling safety pharmacology and toxicology studies have been completed and YTX-7739 is currently in Phase 1 clinical trials.

Clinical Trials

YTX-7739 is currently in Phase 1 clinical development consisting of a single ascending dose (SAD) study in healthy volunteers, and a multiple ascending dose (MAD) study in healthy volunteers, with a Phase 1b part in patients with Parkinson’s disease. The SAD study was a randomized, double-blind, placebo-controlled single ascending dose study to investigate the safety, tolerability, and pharmacokinetics of YTX-7739 in healthy volunteers, and has completed. The SAD study was conducted in three parts at one site in the Netherlands. The first part was to investigate the safety, tolerability and pharmacokinetics of increasing doses of YTX-7739 in healthy subjects. The second and third parts were to study the effect of food on the pharmacokinetics of YTX-7739 after administration in a fed state in healthy subjects.

Fifty-six healthy volunteers (aged 19-39 years of age; 22 males; 34 females) were administered single oral dose of YTX-7739, from 5 mg to 400 mg in the SAD study. Forty subjects participated in the placebo controlled, randomized, double blind part of the study which included seven cohorts of eight subjects each, randomized to YTX-7739 or placebo in a 6:2 ratio. Sixteen of these subjects also participated in two cohorts where YTX-7739 was administered with food. In addition, two cohorts of eight subjects each (16 subjects in total) participated in an open label fashion to further inform dose selection for the MAD study. Safety assessments included, but were not limited to, adverse events, serious adverse events, safety laboratory tests, vital signs and electrocardiograms (ECG). In addition, plasma drug levels were collected to assess pharmacokinetic variables and a pharmacodynamic biomarker was also included to explore the potential of YTX-7739 to change plasma levels of fatty acids. There were no safety concerns identified and YTX-7739 was found to be well tolerated with most adverse events being mild or moderate in severity.    The half-life of YTX-7739 combined with a favorable dose-proportional pharmacokinetic (PK) profile, in the fed state, supports that low daily doses administered with food will sustain the target range of exposure.

There were dose-linear increases in the maximum serum concentration achieved and the 24-hour area under the concentration-time curve observed at 5 mg, 10 mg, 30 mg and 250 mg dose levels in the fed state, suggesting dose-proportionality of YTX-7739 exposure in the 5 – 250 mg dose range, when administered in a fed state. Drug plasma concentrations in the trial exceeded levels of exposure estimated to be sufficient for target engagement based on pharmacodynamic modeling. Consistent with preclinical data, YTX-7739 also demonstrated clinically relevant drug concentrations in the cerebral spinal fluid (CSF). The results of this SAD trial supported progression to the MAD trial.

The safety and biopharmaceutical profile observed after single oral doses in healthy volunteers supported progression to a MAD study, which we are conducting at one site in the Netherlands. We initiated a Phase 1a MAD study in healthy volunteers in the third quarter of 2020 with results anticipated by the beginning of the second quarter of 2021. This is a Phase 1a, placebo-controlled, randomized, double-blind study, investigating the safety, tolerability, and pharmacokinetics of once daily oral administration of two doses of YTX-7739 (15 mg and 25 mg) for 14 to 28 days in 16 healthy male and female volunteers. This part of the study includes two cohorts of eight subjects each, randomized to treatment or placebo in a 6:2 ratio. The study is also exploring plasma and CSF biomarker measures of pharmacodynamic activity. We expect to report the results of this part of the MAD study by the beginning of the second quarter of 2021.

A subsequent Phase 1b part in patients with Parkinson’s disease was initiated in the first quarter of 2021 and will assess the safety, tolerability and pharmacokinetics of YTX-7739 and will explore biomarkers of target engagement as well as potential correlative clinical markers such as neuroimaging measurements to monitor for early effects of YTX-7739. Dosing has initiated and early results from the Phase 1b part are expected by mid-2021 assuming no delays due to the COVID-19 pandemic.

Our Second Program

Our second program in development, known as YTX-9184, also inhibits SCD and is being investigated as a potential treatment for dementia with Lewy Bodies and may also provide a potential back-up to YTX-7739. YTX-9184 started GLP toxicology and safety pharmacology in the second quarter of 2020. We plan to continue development for YTX-9184 with the goal of advancing it as our second drug candidate into the clinic in 2021. YTX-9184 is chemically distinct from YTX-7739 and has different properties, but functions by inhibiting the same enzyme, SCD. Pharmacokinetic and pharmacodynamic studies have been completed with YTX-9184, and YTX-9184 exhibits similar dose and exposure dependent effects on the brain and plasma C16 FA-DI across several small and large animal species.

Our Potential Third and Fourth Programs

We are currently performing lead optimization to identify compounds that inhibit the activity of the enzyme that is the target of our potential third program as a potential treatment for ALS and FTLD. The undisclosed target in our potential third program is implicated in the rescue of toxicity created by a gene linked to ALS and FTLD. Our potential fourth program is currently in the hit-to-lead stage of identifying small molecule inhibitors for its target enzyme. Inhibition of this target has been correlated with prevention of neurodegeneration associated with alterations in a gene, which has been correlated with increased risk of developing ALS. Both of these potential programs are being progressed through a research collaboration with Merck, and Merck will be responsible for IND-enabling toxicology and safety pharmacology studies, as well as subsequent clinical development and commercialization.

ALS and FTLD Disease Overview

ALS, also referred to as Lou Gehrig’s disease, is a neurodegenerative disease that affects nerve cells in the brain and the spinal cord. In healthy individuals, upper motor neurons in the brain send signals to lower motor neurons in the spinal cord and brainstem, which send signals to muscles, thereby generating body movement. In ALS, both the upper motor neurons and the lower motor neurons degenerate or die, resulting in loss of muscle function with progression to severe impairment of mobility, speech, and communication.

Early symptoms of ALS usually include muscle weakness or stiffness, and over time, all muscles under voluntary control are affected. As ALS progresses, individuals lose their strength and the ability to speak, eat and move. Many sufferers lose the muscular ability to maintain breathing, requiring permanent ventilatory support. Individuals with ALS usually retain their ability to perform higher mental processes such as reasoning, remembering, understanding, and problem solving, so they are entirely aware of their progressive loss of muscle function. Continued deterioration of muscle control leads to respiratory failure and death, with an average survival time of three years. About 20 percent of people with ALS live five years, 10 percent will survive 10 years and 5 percent will live 20 years or longer.

According to the ALS Association, in 2016, between 14,000 and 15,000 Americans had ALS. ALS is most commonly diagnosed between the ages of 55 and 75, and only ten percent of people with ALS will survive for ten years or more. Medical and non-medical costs of ALS, including lost income, range between $256 million and $433 million each year in the United States, with annual costs from ALS exceeding $60,000 per patient.

FTLD is an umbrella term for a group of related syndromes and processes, often also called frontotemporal lobar dementia, frontotemporal degeneration or dementia or Pick’s disease, that impacts the frontal and temporal lobes of the brain. Formally, the process of frontotemporal degeneration results in the condition of frontotemporal dementia. Disease processes cause the degeneration of neurons and shrinking of the frontal and temporal brain regions, which causes progressive alterations in personality, behavior, and language. There are different types of FTLD, which manifest as a frontal or behavioral variant affecting behavior and personality, or as a primary progressive aphasia variant, which results in difficulty communicating due to loss of speech and inability to use and understand language. FTLD patients often exhibit aggressive and compulsive behaviors and have various changes in sexual behaviors.

It is believed that the prevalence of FTLD in the United States is around 60,000 cases. There is a wide range of onset, from 21 to 80 years of age, with most cases occurring between 45 and 64 years of age. Given the younger age of onset as compared to Alzheimer’s disease, FTLD has been cited as the most common form of dementia in people under 60. Annual medical and nonmedical costs of FTLD are estimated at approximately $120,000 per patient, indicating a societal disease impact in the United States alone of over $7 billion annually.

These conditions are generally believed to exist as a spectrum disorder, with “pure” ALS as a neuromuscular disorder at one end of the spectrum, and “pure” FTLD as a dementia-related disorder at the other. Many patients exhibit varying degrees of both types of symptoms on this spectrum.

Limitations of Current Therapies

There is no known cure for ALS. The cause of ALS in 90% or more of cases is unknown. Known as sporadic ALS, genetic and environmental factors may play a role in these cases. In contrast, up to 10% of all ALS cases are of an inherited familial form. A number of genetic mutations have been implicated in familial ALS, most frequently C9orf72 and SOD1. In all cases of ALS, upper and lower motor neurons are lost, causing muscle dysfunction and atrophy. Two drugs have been approved in the United States for the treatment of ALS, riluzole and edaravone. Riluzole has demonstrated a survival benefit and edaravone delayed decline in an assessment of daily functioning.

There are also no known cures for FTLD, nor are there any approved medications for this disease. Patients are sometimes proscribed Riluzole, although its effectiveness in this indication is uncertain. To manage quality of life, antidepressants are prescribed to help with anxiety and obsessive-compulsive behaviors, and anti-psychotics can sometimes help control irrational and risky behavior. Sleep aids are also prescribed to help with insomnia and sleep disturbances.

Our Solution

We are currently optimizing small molecule therapies to potentially slow or halt disease progression in patients suffering with ALS and FTLD. We have identified two undisclosed targets involved in the neurotoxic cascades which are hallmark toxicities observed in ALS and FTLD. We are advancing these two undisclosed targets through its collaboration with Merck.

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are highly competitive and subject to rapid and significant technological change. While we believe that its discovery engine platform and its employees and consultants, scientific knowledge and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Several of these entities have commercial products, robust drug pipelines, readily available capital, and established research and development organizations. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third-party payors.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future, including but not limited to:

•

Parkinson’s disease: Currently available therapies for Parkinson’s disease include Levodopa, D2/D3-preferring agonists, monoamine oxidase B inhibitors as monotherapy or in combination, anticholinergics as well as deep brain stimulation devices by Medtronic Inc. and St. Jude Medical Inc., among others. We are also aware of several large and specialty pharmaceutical and biotechnology companies developing potentially disease modifying therapeutics for Parkinson’s disease, including

Denali, Prothena, Roche (in partnership with Prothena), Novartis, AbbVie (in partnership with BioArctic AB), Voyager Therapeutics, Prevail Therapeutics, Sage Therapeutics, Neurocrine Biosciences, Eli Lilly, Biogen (in partnership with Ionis and Neurimmune), AstraZeneca, Takeda, IRLAB Therapeutics, Avanir Pharmaceuticals, and Lundbeck, that are in various stages of clinical development.

•

Dementia with Lewy bodies: Currently available therapies to alleviate symptoms in dementia with Lewy bodies include cholinesterase inhibitors, carbidopa/levodopa, memantine, “atypical” antipsychotics, melatonin, and clonazepam. We are also aware of several large and specialty pharmaceutical and biotechnology companies and academic institutes developing potentially disease modifying therapeutics for dementia with Lewy bodies, including Lawson Health Research Institute, Sun Pharma Advanced Research Company, Georgetown University, Pfizer, Eisai, Allergan and Novartis, that are in various stages of clinical development.

•

ALS: Currently available therapies for ALS include riluzole (Rilutek®) and edaravone (Radicava®). We are also aware of several large and specialty pharmaceutical and biotechnology companies and academic institutions developing potentially disease modifying therapeutics for ALS, including Denali, Avanir Pharmaceuticals, Amylyx Pharmaceuticals, Biogen (in partnership with Ionis), Neuropore Therapies, Cytokinetics and Mallinckrodt, that are in various stages of clinical development.

•

FTLD: There are no currently available therapies indicated for FTLD, however some patients are prescribed riluzole (Rilutek®) and other medications to manage symptoms such as antidepressants, antipsychotics and sleep aids. We are also aware of several large and specialty pharmaceutical and biotechnology companies developing potentially disease modifying therapeutics for FTLD, including Alector, Bristol-Myers Squibb/Biogen, TauRx Therapeutics and Bayer, that are in various stages of clinical development.

•

Alzheimer’s disease: Currently available therapies for Alzheimer’s disease include donepezil (AriceptTM), galantamine (RazadyneTM), memantine (EbixaTM), rivastigmine (Exelon™), suvorexant (Belsomra) and tacrine (CognexTM). We are also aware of several large and specialty pharmaceutical and biotechnology companies developing potentially disease modifying therapeutics for Alzheimer’s disease, including Axon Neuroscience, AbbVie, Aracion Biotech, AC Immune, Janssen, Alector, AstraZeneca, Allergan, Affiris, Pfizer, Biogen (in partnership with Neurimmune), Eli Lilly, GlaxoSmithKline, Novartis, and F. Hoffman-la Roche (including Genentech, its wholly owned subsidiary), that are in various stages of clinical trials.

Collaboration Agreement with Merck

In June 2020, we entered into an exclusive license and research collaboration agreement, or the Merck Collaboration Agreement, with Merck to support the research, development and commercialization of products for the treatment of ALS and FTLD.

Pursuant to the Merck Collaboration Agreement, we granted Merck an exclusive, worldwide license with the right to grant and authorize sublicenses, under certain intellectual property rights related to two certain undisclosed targets in connection with our ALS and FTLD programs to make, have made, use, import, offer to sell and sell compounds and products covered by such intellectual property rights. In the event that the exploitation of such compound or product would infringe during the term of the Merck Collaboration Agreement a claim of an issued patent controlled by us, we also granted Merck a non-exclusive, sublicensable, royalty-free license under such issued patent to exploit such compound and product.

Under the terms of the Merck Collaboration Agreement, we and Merck are each responsible to perform certain research activities in accordance with a mutually agreed upon research plan. Upon the completion of certain stages of the research plan, Merck will elect to either advance or terminate the applicable research program.

Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds.

As consideration for the licenses granted to Merck under the Merck Collaboration Agreement, Merck paid us a one-time upfront payment and also purchased Class C preferred units of Holdings. Under the terms of the Merck Collaboration Agreement, we are eligible to receive up to $280 million upon achievement of specified research and development milestones, and up to $250 million upon achievement of specified sales-based milestones as well as a tiered, mid-single digit royalty on net sales of licensed products, subject to customary reductions. Merck’s royalty obligations for each licensed product continue on a country-by-country basis until the later of (i) the last-to-expire valid claim of the patent rights in such country or (ii) the tenth anniversary of the first commercial sale of such product in such country.

Unless terminated earlier, the Merck Collaboration Agreement will continue in full force and effect until one or more products has received marketing authorization and, thereafter, until expiration of all royalty obligations under the Merck Collaboration Agreement. We or Merck may terminate the Merck Collaboration Agreement upon an uncured material breach by the other party or insolvency of the other party. Merck may also terminate the Merck Collaboration Agreement for any reason upon certain notice to us.

License Agreement with Whitehead Institute

In February 2016, we entered into a tangible property and exclusive patent license agreement or the Whitehead License Agreement, with the Whitehead Institute which was subsequently amended in April 2016, August 2016 and July 2018. Pursuant to the Whitehead License Agreement, the Whitehead Institute granted us a worldwide license under certain patent rights to develop, commercialize and sell products and to develop and perform processes covered by such patents for the treatment of any disease in humans other than certain specified treatments for infectious diseases and cancer. The Whitehead Institute also granted us a non-exclusive, worldwide license to use certain know-how and to use and make certain biological materials.

The patent rights licensed to us under the Whitehead License Agreement relate to our discovery engine and are directed to compositions and methods for identifying novel disease-modifying therapies for neurodegenerative diseases. Such patent rights include patent rights developed or co-developed by Dr. Lindquist as an employee of Howard Hughes Medical Institute, as well as patents owned or jointly owned by the University of Chicago, the University of Washington, the Massachusetts Institute of Technology, the Curators of the University of Missouri and Pfizer, Inc. Our license under such patent rights is exclusive, subject to certain retained rights and certain patent rights previously licensed by the Whitehead Institute. Additionally, our exclusivity with respect to patent rights jointly owned by Pfizer, Inc. only applies to the Whitehead Institute’s right as a joint owner of such patents.

Under the terms of the Whitehead License Agreement, we must use commercially reasonable efforts to develop licensed products or processes and to introduce such licensed products or processes into the commercial market. Thereafter, we are required to use commercially reasonable efforts to make such licensed products or processes reasonably available to the public. In addition, in any given year until the first regulatory approval of a licensed product, we have diligence requirements to achieve a certain development milestone with respect to a licensed product or expend a minimum amount of money for platform development and/or development of licensed products or processes.

As consideration for the licenses granted to us under the Whitehead License Agreement, we paid an initial license fee and reimbursed the Whitehead Institute for certain expenses incurred in connection with the patent rights. Holdings also issued 3,000 common units (which, following a 100:1 unit split, represented 300,000 units) to the Whitehead Institute and certain persons and entities as directed by the Whitehead Institute in satisfaction of the Whitehead Institute’s policy on equity sharing.] Under the terms of the Whitehead License Agreement, we are also required to pay an annual license maintenance fee which is creditable against royalties on net sales earned during the same calendar year. In addition, we are obligated to make payments to the Whitehead Institute upon achievement of certain milestones, the amount of which depends on the licensed product and indication, with up to an aggregate of $1.9 million for each of the first two licensed products for the first indication and less for subsequent licensed products and additional indications. We are also required to pay the Whitehead Institute a low single digit royalty percentage of net sales of licensed products and a low single digit royalty on net sales of products determined to have biological activity or utility by the use of a licensed product or process, or Identified Products. Additionally, we are required to pay a mid single to low double digit percentage of certain income received from sublicensees and certain partners. Our royalty obligation continues on a licensed product-by-licensed product and country-by-country basis for so long as the manufacture, use or sale of such licensed product in such country infringes a valid claim of the patent rights or, with respect to each Identified Product, for ten years after the first sale for consumption by an end user patient of such Identified Product.

Unless terminated earlier, the Whitehead License Agreement will expire upon the expiration or abandonment of all issued patents and filed patent applications within the licensed patent rights, which is currently projected to occur in 2035. The Whitehead Institute may terminate the Whitehead License Agreement upon notice to us if we cease to carry on our business related to the Whitehead License Agreement, if we fail to make required payments within a certain period time or if we commit a material breach and fail to cure such breach within a certain period of time. The Whitehead Institute may also terminate the Whitehead License Agreement and/or the licenses granted to us if we bring or assist others in bringing a patent challenge against the Whitehead Institute. We may terminate the Whitehead License Agreement for any reason upon certain notice to the Whitehead Institute.

Intellectual Property

The proprietary nature of, or protection for, our product candidates and methods of manufacture and clinical use are an important part of our strategy to develop and commercialize novel therapies. We have filed numerous patent applications pertaining to our product candidates and clinical use. We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of its business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of neurodegenerative diseases and protein misfolding. Additionally, we intend to rely on regulatory protection afforded through data exclusivity and market exclusivity, as well as patent term extensions, where available.

As of February 28, 2021, our patent portfolio as it pertains to certain of its product candidates included:

•

Our Lead Program – YTX-7739: two pending U.S. non-provisional patent applications, and twenty-eight pending patent applications outside the U.S., which, if pursued and granted, would be expected to expire in 2038-2039, without taking a potential patent term adjustment or extension into account, with composition of matter claims directed to the YTX-7739 compounds and method claims directed to the treatment of neurological disorders, for example SCD-associated disorders, or inhibiting toxicity in a cell relating to a protein;

•

Our Second Program – YTX-9184:three pending U.S. non-provisional patent applications, one pending international patent (PCT) application, and nineteen pending patent applications outside the U.S., which, if pursued and granted in the U.S., would be expected to expire in 2037-2040, without taking a potential patent term adjustment or extension into account, with composition of matter claims directed to YTX-9184 and method claims directed to the treatment of neurological disorders, for example SCD-associated disorders, or inhibiting toxicity in a cell relating to a protein;

•	Our Potential Third Program: seven pending U.S. provisional patent applications, which, if pursued and granted in the U.S., would be expected to expire in 2041, without taking a potential patent term adjustment or extension into account, with composition of matter and claims directed to compounds and method claims directed to the treatment of neurological disorders using inhibitors of our undisclosed target.

•

Our Potential Fourth Program: four pending U.S. provisional patent applications, which, if pursued and granted in the U.S., would be expected to expire in 2041, without taking a potential patent term adjustment or extension into account, with composition of matter claims directed to compounds and methods claims directed to the treatment of neurological disorders using inhibitors of our undisclosed target.

In addition, we have in-licensed an estate of patents and patent applications relating to our discovery engine from the Whitehead Institute which is directed to compositions and methods for identifying novel disease-modifying therapies for neurodegenerative diseases such as Alzheimer’s disease, Parkinson’s disease and ALS. For example, this estate includes granted and pending claims to a number of yeast models of protein misfolding and methods of use thereof. As of February 28, 2021, this estate includes twenty-two granted U.S. patents, projected to expire between 2022-2035; three pending U.S. patent applications, which if granted in the U.S., would be expected to expire between 2034-2038, without taking a potential patent term adjustment or extension into account; forty-three granted foreign patents, projected to expire between 2022-2035; and eleven pending foreign patent applications, which if granted, would be expected to expire between 2034-2038. We do not control the prosecution and maintenance of all of our in-licensed patents and patent applications, and our rights to enforce the patents are limited in certain ways. For additional detail regarding the risks associated with our license agreements, see “Risk Factors—Risks Related to Our Intellectual Property.”

The term of individual patents may vary based on the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date in the absence, for example, of a terminal disclaimer shortening the term of the patent or patent term adjustment increasing the term of the patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review periods. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date.

In addition to patents and patent applications that we own and license, we rely on trade secrets and know-how to develop and maintain its competitive position. However, trade secrets can be difficult to protect. We seeks to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners.

Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing its products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our intellectual property, we cannot be sure that patents will issue from any of the pending patent applications to which we own or that we may file in the future, nor can we be sure that any patents that may be issued in the future to us will be commercially useful in protecting our product candidates and methods of using or manufacturing the same. Moreover, we may be unable to obtain patent protection for certain aspects of its product candidates generally, as well as with respect to certain indications. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if our product candidates receive marketing approval.

Currently, all of our product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced at contract manufacturing facilities.

Commercialization

We intend to develop and, if approved by the FDA, to commercialize our product candidates alone or in collaboration with others. We may work in combination with one or more large pharmaceutical partners for certain indications, where specialist capabilities are needed. For specialized indications, we intend to commercialize our product candidates independently. For example, we believe the patient and prescriber populations for Parkinson’s disease are relatively concentrated and can be addressed with a focused sales team. We also do not believe any existing pharmaceutical companies have significant expertise in the commercialization of disease-modifying therapies for neurodegenerative diseases. We will, however, continuously review our partnering strategy in the light of new clinical data and market understanding. We may enter into distribution or licensing arrangements for commercialization rights for other regions outside the United States.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Additionally, a manufacturer may need to recall a product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•

submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, referred to as Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug for each proposed indication;

•	preparation and submission to the FDA of an NDA for a new drug;

•	payment of user fees for FDA review of the NDA

•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical study and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Preclinical Studies and Clinical Trials

The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. These nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal and state regulations and requirements, including GLPs for safety and toxicology studies. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND application. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some nonclinical testing may continue even after the IND is submitted, but an IND application must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials, including concerns that human research subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. In the United States, information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

As part of the 21st Century Cures Act, or the Cures Act, which was signed into law on December 13, 2016, upon request, the FDA is to establish a process for the qualification of drug development tools. A drug development tool includes a biomarker including a surrogate endpoint, a clinical outcome assessment including a patient-reported outcome, and any other method, material or measure that the FDA determines aids drug development and regulatory review. A drug development tool is qualified if the FDA has determined that the tool and its proposed context of use can be relied upon to have a specific interpretation and application in drug development and regulatory review. A qualified drug development tool may be used to support the investigational use of a drug or support or obtain NDA approval.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP and the FDA is able to validate the data through an onsite inspection if the agency deems it necessary.

Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials.

•

Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits and provide a preliminary evaluation of efficacy. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3 clinical trials generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or comparator treatments. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days for serious and unexpected suspected adverse events, finding from other studies or animal or in vitro testing that suggests a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, a sponsor must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend that the clinical trial be stopped if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Pursuant to the Cures Act, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of the nonclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. Data may come from company-sponsored clinical trials intended to evaluate the safety and efficacy of a product candidate or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug to the satisfaction of the FDA. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity. FDA approval of an NDA must be obtained before a drug may be offered for sale in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective from October 1, 2020 through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA, is $2,875,842. PDUFA also imposes an annual prescription drug product program fee for human drugs

($336,432). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, for drugs that contain a new chemical entity, or NCE, the FDA has 10 months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for a priority NDA. For drugs that do not contain an NCE, these 10 and six month review timeframes are from the receipt date of an NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

After the FDA evaluates an NDA, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may resubmit the NDA addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of the approved product. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA also may place other conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may review sections of the marketing application on a rolling basis before the complete NDA is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under the Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or offers a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from FDA to ensure an efficient drug development program. Fast Track designation, priority review, and breakthrough designation do not change the standards for approval but may expedite the development or approval process.

Pediatric Trials

The FDCA requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and/or other clinical development programs.

Post-Marketing Requirements

Under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the FDA of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials. As with new NDAs, the review process is often significantly extended by FDA’s requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of its products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development. Changes in statutes, regulations, or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Orange Book Listing

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. Limited changes must be preapproved by the FDA via a suitability petition. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents having claims that cover the applicant’s product and method of use. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. These products may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) the patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

If the competitor has provided a paragraph IV certification to the FDA, the competitor must also send notice of the paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner within 20 days after the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a paragraph IV certification notice prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay.

In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owners regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

U.S. Marketing Exclusivity

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Three-year and five-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

U.S. Patent-Term Extension

Depending upon the timing, duration and specifics of FDA approval of our current product candidates or any future product candidate, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Act. The Hatch Waxman Act permits extension of the patent term of up to five years as compensation for patent term lost during FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension (and only those patent claims covering the approved drug, a method for using it or a method for manufacturing it may be extended), and the application for the extension must be submitted prior to the expiration of the patent. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we may apply for extension of a patent term for our currently owned patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. However, there can be no assurance that the USPTO will grant us any requested patent term extension, either for the length we request or at all.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, enacted in the United States in March 2010, has already had, and is expected to continue to have, a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% in 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing and the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, which may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction was created to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013 and which, due to subsequent legislative amendments will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Additionally, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA. The ATRA, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the previous administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the current administration previously released a ‘‘Blueprint’’ to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning

January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

In 2020, former President Trump signed four Executive Orders aimed at lowering drug prices. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

Additionally, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Other U.S. Healthcare Laws and Compliance Requirements

Manufacturing, sales, promotion, and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, CMS, other divisions of HHS including the Office of the Inspector General, the U.S. Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local regulatory authorities. For example, sales, marketing and scientific/educational grant programs may have to comply with state and federal fraud and abuse laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state laws, each as amended.

The federal Anti-Kickback Statute, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the referral of an individual, or the purchase, lease, order, or recommendation of any good, facility, item, or service (including the purchase, order, or prescription of a particular drug), for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. “Remuneration” has been interpreted broadly to include anything of value. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Further, courts have found that if “one purpose” of renumeration is to induce referrals, the federal Anti-Kickback statute is violated. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibit, among other things, anyone from knowingly presenting, or causing to be presented, for payment to or approval by federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services, knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in its stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

HIPAA created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that any of our product candidates, if approved, are sold in a foreign country, we may be subject to similar foreign laws.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain healthcare providers, healthcare clearinghouses, and health plans, known as covered entities, as well as independent contractors, or agents of covered entities that create, receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, known as a business associates. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also governs the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Other regulations may affect other aspects of our business. For example, pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws. There has also been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of compliance programs, impose restrictions on drug manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate its business and its financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of its business.

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance. Third-party payors decide which drugs they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, we cannot be sure that the level of reimbursement will be adequate. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Limited coverage and less than adequate reimbursement may reduce the demand for, or the price of, any product for which we obtain regulatory approval.

These third-party payors are increasingly reducing reimbursements for medical drugs and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. However, any negotiated prices for our drugs covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A member state may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

European Drug Development

In the European Union, our product candidates may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of nonclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union Member States where the study is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more independent Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current EU Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, or CTIS, the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit, currently expected to occur in December 2021. The new Regulation will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new Regulation, which will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Regulation provides for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical trial applications.

European Drug Review and Approval

In the European Economic Area, or EEA, comprising the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two main types of marketing authorizations:

•

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as human medicines derived from biotechnology processes or advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMSs).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

European Data and Market Exclusivity

In the EEA, innovative medicinal products, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

European Orphan Designation and Exclusivity

In the EEA, the European Commission, based on the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions which either affect not more than five in 10,000 persons in the European Union, or where it is unlikely that the marketing of the medicine would generate sufficient return to justify the necessary investment in its development. In each case, no satisfactory method of diagnosis, prevention or treatment of the condition must have been authorized (or, if such a method exists, the product would be a significant benefit to those affected by the condition).

In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing approval for the orphan product. This period is extended by two years for compliance with an agreed upon pediatric investigation plan granted at the time of review of the orphan drug designation. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if (i) the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application, (ii) the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of the orphan medicinal product, or (iii) the second applicant can establish that the second medicinal product, although similar, is safer, more effective or otherwise clinically superior to the authorized orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom, which ended on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as United Kingdom legislation now as the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long term. The MHRA, the UK medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

European Union Data Collection

The collection and use of personal health data in the European Economic Area (EEA) is governed by the EU General Data Protection Regulation 2016/679, or GDPR, which went into effect on May 25, 2018 and superseded the Data Protection Directive. The GDPR applies to any company established in the EEA and to companies established outside the EEA that provides goods or services to residents in the EEA. This would include companies that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the EU. The GDPR enhances data protection obligations for data controllers of personal data (including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements), creates direct obligations on service providers acting as data processors, and imposes special protections for “sensitive information,” which includes health and genetic information of data subjects residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal information, and allows them to request deletion of personal information in certain circumstances. Additionally, the GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines of up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s

GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognised by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

Rest of the World Regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2020, we employed 44 full-time employees, including 32 in research, 2 in clinical development and 10 in general and administrative, and 2 part-time employees. Twenty-one of our full-time employees hold M.D. or Ph.D. degrees. We are highly dependent on our management and scientific and medical personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make us a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our relationship with our employees to be good.

Our Corporate Information

Proteostasis was incorporated in Delaware on December 13, 2006 under the name Proteoguard, Inc., and subsequently changed its name to Proteostasis Therapeutics, Inc., on September 17, 2007. On December 22, 2020, Proteostasis effected a reverse merger, pursuant to which its wholly owned subsidiary merged with and into Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.), with Yumanity, Inc. surviving as a wholly owned subsidiary of Proteostasis. On December 22, 2020, Proteostasis changed its name from Proteostasis Therapeutics, Inc. to Yumanity Therapeutics, Inc.

See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements included in Part II—Item 8 for more information about the above-mentioned transactions.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, or 2021 (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We are also a “smaller reporting company” as defined in the Securities and Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may continue to take advantage of certain of the scaled disclosures available to smaller reporting companies if either our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Our principal executive offices are located at 40 Guest Street, Suite 4410, Boston, Massachusetts and our telephone number is (617) 409-5300. Our website address is www.yumanity.com. The information contained on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Available Information

Our Internet address is www.yumanity.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business, prospects, financial condition and results of operations.

Risks Related to Our Business, Financial Position, and Need for Additional Capital

We are a clinical stage biopharmaceutical company with a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases. We were initially formed as a limited liability company in 2014 and converted into a corporation in 2015, we have no products approved for commercial sale, and we have not generated any revenue from product sales to date. We began human clinical trials for YTX-7739 at the end of 2019 and have not initiated clinical trials for any of our other current product candidates. Our operations to date have been limited primarily to organizing and staffing, raising capital, and conducting research and development activities for our product candidates.

To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future.

We have funded our operations to date through proceeds from collaborations and sales of preferred units. From our inception through December 31, 2020, we have received gross proceeds of $125.5 million from such transactions. As of December 31, 2020, our cash, cash equivalents and marketable securities were $85.3 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $147.8 million as of December 31, 2020.

Substantially all of our operating losses have resulted from costs incurred in connection with general and administrative costs associated with our operations, and our research and development programs, including for our preclinical and clinical product candidates and our discovery engine platform. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We expect our research and development expenses to significantly increase in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales and marketing, legal, and outsourced-manufacturing expenses. As a public company, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are also unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, and we may never generate revenue or be profitable.

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates and we do not know when, or if, we will do so. We do not anticipate generating any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•	successfully completing preclinical and clinical development of our product candidates;

•	successfully submitting investigational new drug, or IND, applications or comparable applications, for our product candidates;

•	identifying, assessing, and/or developing new product candidates from our discovery engine platform;

•

developing a sustainable and scalable manufacturing process for our product candidates, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand for our product candidates;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining regulatory approvals for product candidates for which we successfully complete clinical development;

•

launching and successfully commercializing product candidates for which we obtain regulatory approval, either by establishing a sales, marketing, and distribution infrastructure or collaborating with a partner;

•	negotiating and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	building out new facilities or expanding existing facilities to support our ongoing development activity;

•	addressing any competing technological and market developments;

•	maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, absent our entering into a collaboration or partnership agreement, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. The precise number of people with Parkinson’s disease, Alzheimer’s disease, and amyotrophic lateral sclerosis (“ALS”) is unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates, or continue our operations and cause a decline in the value of our common stock, all or any of which may adversely affect our viability.

Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. Moreover, we may fail to expend our limited resources on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our current portfolio consists of two programs and two additional potential programs. Our lead product candidate, YTX-7739, is in Phase 1 clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing product candidates, such as YTX-7739, and ensuring replenishment of our portfolio.

Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We will need additional funding to advance YTX-7739 through clinical development, which funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

As of December 31, 2020, our cash, cash equivalents and marketable securities were $85.3 million. We will require additional funding to advance YTX-7739 beyond Phase 1 clinical trials and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in our Phase 1 clinical trial for YTX-7739. Developing small-molecule products is expensive, and we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.

In addition, our independent registered public accounting firm has included an emphasis of matter paragraph relating to our need for additional financing to fund operations in its report on our audited financial statements, and we may be unable to continue as a going concern over the long-term.

Our operating plan may also change as a result of many factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and, if approved, to commercialize our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to it, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any approved product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

Risks Related to Our Product Development and Commercialization

Research and development of biopharmaceutical products is inherently risky.

We are at an early stage of development of the product candidates currently in our pipeline and are continuing to discover additional potential product candidates leveraging our discovery engine platform. To date, we have devoted substantially all of our efforts and financial resources to identify, secure intellectual property for, and develop our discovery engine platform and our product candidates, including conducting multiple preclinical studies, and providing general and administrative support for these operations. Our business depends heavily on the successful clinical development, regulatory approval, and commercialization of our lead product candidate, YTX-7739 which is in clinical development. None of our product candidates have advanced into late-stage development or a pivotal clinical study and it may be years before any such study is initiated, if at all. YTX-7739 will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence our commercialization. Further, we cannot be certain that any of our product candidates will be successful in clinical trials or obtain regulatory approval.

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•	our product candidates may not successfully complete preclinical studies or clinical trials;

•

a product candidate may, upon further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	our competitors may develop therapeutics that render our product candidates obsolete or less attractive;

•	our competitors may develop platform technologies that render our platform technology obsolete or less attractive;

•	the product candidates that we develop and our discovery engine platform may not be sufficiently covered by intellectual property for which we hold exclusive rights;

•	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	we may not be able to establish manufacturing capabilities or arrangements with third-party manufacturers for clinical and, if approved, commercial study;

•

even if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and

•	a product candidate may not be accepted as safe or effective by patients, the medical community or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a product candidate or candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. For instance, if we observe harmful side effects or other characteristics that indicate one product candidate is unlikely to be effective or otherwise does not meet applicable regulatory criteria, these findings may implicate the discovery engine platform as a whole.

We may not be successful in our efforts to further develop our discovery engine platform technology and current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates are in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we could generate any revenue from product sales, if at all.

The preclinical and clinical product candidates and current clinical trials are, and the future clinical trials and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must, among other requirements, demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union (“EU”), and in additional foreign countries where we believe there is a viable commercial opportunity and significant patient need. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that any collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or any collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we (or any collaborators or partners) will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of our product candidates through the development process or, if approved, successfully commercialize any of our product candidates.

We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates, our commercial opportunity may be limited.

One of our strategies is to identify and pursue clinical development of additional product candidates. Our portfolio currently consists of four programs, one of which is in clinical development and the rest of which are in research, discovery and preclinical stages of development. Identifying, developing, obtaining regulatory approval, and commercializing additional product candidates for the treatment of neurodegenerative diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

We may not be able to conduct, or contract others to conduct, animal testing in the future, which could harm our research and development activities.

Certain laws and regulations relating to drug development require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted or delayed.

We have concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have focused our research and development efforts on addressing neurodegenerative diseases, including Parkinson’s disease, ALS and Alzheimer’s disease. Efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited successes in drug development. There are few effective therapeutic options available for patients with Parkinson’s disease, ALS or Alzheimer’s disease. Our future success is highly dependent on the successful development of our discovery engine platform technology and our product candidates for treating neurodegenerative diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative diseases subjects us to a number of challenges, including engineering product candidates and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach is centered on the key insight that human protein misfolding, a phenomenon at the root of virtually all neurodegenerative diseases, can be modeled effectively in yeast cells. Discoveries from the yeast system are then translated to diseased human cell lines created by adult stem cells using induced pluripotent stem cell technology (“iPSC”). This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe our products.

We may encounter difficulties in enrolling subjects in our clinical trials, thereby delaying or preventing development of our product candidates.

There is no precise method of establishing the actual number of people with neurodegenerative diseases in any geography over any time period. It is estimated that more than 60 million people worldwide suffer from neurodegenerative diseases. If the actual number of people with neurodegenerative diseases is lower than we believe, we may experience difficulty in enrolling subjects in our clinical trials, thereby delaying development of our product candidates. Furthermore, we may experience difficulties in subject enrollment in our clinical trials for a variety of other reasons, including:

•

the subject eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;

•	eligibility requirements mandated by regulatory agencies which may limit the number of eligible patients in a given disorder;

•	the size of the study population required for analysis of the study’s primary endpoints;

•	the proximity of subjects to a study site;

•	the design of the study;

•	our use of academic sites, which may be less accustomed to running clinical trials and managing enrollment;

•	public perception of drug safety issues;

•	our ability to recruit clinical study investigators with the appropriate competencies and experience;

•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;

•	our ability to obtain and maintain patient consents;

•	the risk that subjects enrolled in clinical trials will not complete such studies, for any reason; and

•	the impact of the COVID-19 pandemic on patient enrollment and retention and clinical trial site initiation.

Our clinical trials may fail to demonstrate adequate safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must, among other requirements, demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate risk versus benefit profile in our intended patient population and for our intended use.

Clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of subjects or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and lack of adherence to the dosing regimen and other clinical study protocols, and the rate of dropout among clinical study participants. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or safety issues, notwithstanding promising results in early-stage studies. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

We have limited experience in designing clinical trials and may be unable to design and execute a clinical study to support marketing approval. We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those, and other indications, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more studies could be required before we submit our product candidates for approval. To the extent that the results of the studies are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional studies in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit their commercial potential.

We may not be able to file IND applications or related amendments or similar applications and amendments outside the United States to commence additional clinical trials on the timelines expected, and even if we are able to, regulatory authorities may not permit us to proceed.

We may not be able to file future IND applications or similar applications outside the Unites States for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with preclinical studies. Moreover, we cannot be sure that submission of an IND or similar application outside the United States will result in the FDA or respective regulatory authority allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in IND or similar application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing IND or similar applications or to a new application. Any failure to file IND or similar applications on the timelines we expect or to obtain regulatory authorizations for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Interim, “topline,” and preliminary data from our clinical trials that are announced or published from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of its analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differs from actual or final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our product candidates may cause serious adverse events or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Serious adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

Further, clinical trials by their nature utilize a sample of the potential patient population for a limited duration of exposure. Rare and severe side effects of a product candidate may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may suspend, withdraw, or limit their approval of such product candidates;

•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

•	we may be required to change the way such products are distributed or administered;

•	we may be required to conduct additional post-marketing studies and surveillance;

•	we may be required to implement a risk evaluation and mitigation strategy (“REMS”), or create a medication guide outlining the risks of such side effects for distribution to patients;

•	we may be subject to regulatory investigations and government enforcement actions;

•	subjects in a clinical study may experience severe or unexpected drug-related side effects;

•	we may decide, or regulatory authorities may require it, to conduct additional clinical trials or abandon product development programs;

•	we may decide to remove such products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our products;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates, could substantially increase the costs of commercializing our product candidates, and could significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Failures or delays in the commencement or completion of, or ambiguous or negative results from, our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.

We do not know whether any of our planned clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•

the FDA or other regulatory bodies may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold;

•	delays in filing or receiving approvals of additional investigational new drug (“IND”) applications that may be required;

•	lack of adequate funding to continue our clinical trials and preclinical studies;

•	negative results from our ongoing preclinical studies and clinical trials;

•

delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining ethics committee or Institutional Review Board (“IRB”) approval to conduct a clinical study at a prospective site or sites;

•

challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to study sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;

•	severe or unexpected drug-related side effects experienced by subjects in a clinical study;

•	we may decide, or regulatory authorities may require it, to conduct additional clinical trials or abandon product development programs;

•	delays in validating, or inability to validate, any endpoints utilized in a clinical study, if necessary;

•

the FDA may disagree with our clinical study design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	reports from preclinical or clinical testing of other alpha-synuclein-dependent therapies that raise safety or efficacy concerns; and

•

difficulties retaining subjects who have enrolled in a clinical study but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRBs or ethics committees at the sites in which such clinical studies are being conducted, a data and safety monitoring board (“DSMB”) overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;

•

inspection of the clinical study operations or study sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including in response to the imposition of a clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing preclinical studies or clinical trials, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue clinical trials.

We may in the future seek orphan drug designation or exclusivity for certain of our product candidates. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

We may in the future seek orphan drug designation or exclusivity for certain of our product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission after recommendation from the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

If we request orphan drug designation for our product candidates, there can be no assurances that FDA or the European Commission will grant any of our product candidates such designation. Additionally, orphan drug designation does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, the product candidate, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, FDA may subsequently approve another drug for the same condition if FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

We are currently, and may in the future, conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We are currently, and may in the future, conduct additional clinical trials outside the United States, including in Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

Changes in regulatory requirements, FDA guidance, or unanticipated events during our preclinical studies and clinical trials of our product candidates may occur, which may result in changes to preclinical or clinical study protocols or additional preclinical or clinical study requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance, or unanticipated events during our preclinical studies and clinical trials may force us to amend preclinical studies and clinical trial protocols or the FDA may impose additional preclinical studies and clinical trial requirements. Amendments or changes to our clinical study protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing, or successful completion of clinical trials. Similarly, amendments to our preclinical studies may adversely impact the cost, timing, or successful completion of those preclinical studies. If we experiences delays completing, or if we terminate, any of our preclinical studies or clinical trials, or if we are required to conduct additional preclinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not currently have an infrastructure for the sales, marketing, and distribution of pharmaceutical products. In order to market our product candidates, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop itself. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we does not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition, and prospects will be materially adversely affected.

Even if we receive marketing approval for our product candidates, our product candidates may not achieve broad market acceptance by physicians, patients, healthcare payors, or others in the medical community, which would limit the revenue that we generate from their sales.

The commercial success of our product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our product candidates among the medical community, including physicians, patients, and healthcare payors. If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, patients, healthcare payors, and others in the medical community, we may not generate sufficient revenue to become or remain profitable. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

•	the safety, efficacy, and other potential advantages of our approved product candidates compared to other available therapies;

•	limitations or warnings contained in the labeling approved for our product candidates by the FDA or other applicable regulatory authorities;

•	any restrictions on the use of our products together with other medications;

•	the prevalence and severity of any adverse effects associated with our products;

•	inability of certain types of patients to take our products;

•	the clinical indications for which our product candidates are approved;

•	availability of alternative treatments already approved or expected to be commercially launched in the near future;

•	the potential and perceived advantages of our approved product candidates over current treatment options or alternative treatments, including future alternative treatments;

•	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of our products through sales and marketing efforts;

•	our ability to obtain sufficient third-party payor coverage or reimbursement; or

•	the willingness of patients to pay out-of-pocket in the absence of third-party payor coverage.

If our product candidates are approved but do not achieve an adequate level of acceptance by patients, physicians, and payors, we may not generate sufficient revenue from our approved product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful.

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced, or more effective, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

The development and commercialization of new drug products is highly competitive. Moreover, the neurodegenerative field is characterized by strong and increasing competition, with a strong emphasis on intellectual property. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Parkinson’s disease, ALS and Alzheimer’s disease. Companies that we are aware of are developing therapeutics in the neurodegenerative disease area include large companies with significant financial resources, such as AbbVie, AstraZeneca, Biogen, Bristol-Myers Squibb, Lilly, GlaxoSmithKline, Johnson & Johnson, Novartis, Roche, Sanofi, and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate, or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize. See “Risks Related to Our Intellectual Property Rights.”

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which COVID-19 may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our preclinical studies or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidate and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Further, the COVID-19 outbreak caused delays in our Phase 1 single ascending dose trial of YTX-7739 and may cause delays in our other clinical trials, including delays in enrollment, due to diversion or prioritization of trial site resources away from the conduct of clinical trials and toward the COVID-19 pandemic. Key clinical trial activities, such as site monitoring, may be interrupted due to restrictions in travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

Risks Related to Our Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could be delayed in receiving or fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design, implementation, or results of our clinical trials;

•

the FDA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective for the proposed indication, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude us obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for our proposed indication is acceptable;

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

Even if we obtain regulatory approval for our product candidates, our products will remain subject to extensive regulatory scrutiny.

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. If any of our product candidates are approved, they will be subject to ongoing regulatory requirements, including for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-marketing information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including, for example, ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practice (“cGMP”) regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any new drug application (“NDA”) or comparable marketing approval. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the U.S. Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA or comparable marketing approval must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing studies or clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning or untitled letters that would result in adverse publicity;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approvals;

•	suspend or impose a clinical hold on any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations;

•	require the conduct of additional post-market clinical trials to assess the safety of the product;

•	seize or detain products; or

•	request that we initiate a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of the company and our operating results will be adversely affected.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begins commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, third-party payors, and others play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute (“AKS”) prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to violate it to have committed a violation. The AKS has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other;

•

the federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. When an entity is determined to have violated the False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, healthcare clearing houses, and certain healthcare providers and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended

HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact, or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

•

the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act (the “ACA”) require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to payments and other transfers of value to physicians ( as defined by the law), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as physician ownership and investment interests, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members and payments or other “transfers of value” to such physician owners; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs.

If any of our product candidates obtain regulatory approval, additional competitors could enter the market with generic or other versions of such drugs, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) a pharmaceutical manufacturer may file an abbreviated new drug application (“ANDA”) seeking approval of a generic copy of an approved, small-molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small-molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. For example, a drug that is granted regulatory approval may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as a new chemical entity (“NCE”). A drug can be classified as a NCE if the FDA has not previously approved any other drug containing the same active moiety.

In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market our product before expiration of the patents must include in the ANDA or 505(b)(2) NDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Appropriate notice of the certification must be given to the innovator, too, and if within 45 days of receiving such notice the innovator sues to protect our patents, approval of the ANDA or 505(b)(2) is stayed for 30 months, or as lengthened or shortened by the court.

Accordingly, if any of our product candidates are approved, competitors could file ANDAs for generic versions of our small-molecule drug products or 505(b)(2) NDAs that reference our small-molecule drug products, respectively. If there are patents listed for our small-molecule drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA or 505(b)(2) NDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any of our owned or in-licensed patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and our sales would likely decline rapidly and materially. See “Risks Related to Our Intellectual Property Rights.”

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for YTX-7739 as a treatment for Parkinson’s disease, physicians may nevertheless prescribe YTX-7739 to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if approved, reimbursement policies could limit our ability to sell our product candidates.

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval.

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by healthcare reform measures. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance. Third-party payors decide which drugs they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

•	a covered benefit under our health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for our product candidates and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates. Limited coverage and less than adequate reimbursement may reduce the demand for, or the price of, any product for which we obtain regulatory approval.

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of our product candidates with other available therapies. If reimbursement for our product candidates is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms.

Among the provisions of the ACA of importance to our product candidates are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•

expansion of healthcare fraud and abuse laws, including the False Claims Act and the AKS, which include, among other things, new government investigative powers and enhanced penalties for non-compliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% in 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	the requirements under the federal open payments program and its implementing regulations;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject we to more stringent labeling and post-marketing testing and other requirements.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations, and other healthcare payors of to contain or reduce costs of healthcare may adversely affect the demand for any product candidates for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenue and achieve or maintain profitability; and the level of taxes that we are required to pay.

Our future growth may depend, in part, on our ability to commercialize our product candidates in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

•	our inability to directly control commercial activities because we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting, and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	the existence of additional potentially relevant third-party intellectual property rights;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions, and changes in tariffs.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

In order to market any product outside of the United States, however, we must establish and comply with the numerous and varying safety, efficacy, and other regulatory requirements of other countries. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or other comparable foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States, as well as other risks. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for we and could delay or prevent the introduction of our products in certain countries. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations, and prospects.

Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to: comply with the laws of the FDA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begins commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, sales, marketing, and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales and commission, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending itself or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any contract manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other worldwide anti-bribery laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks Related to Our Reliance on Third Parties

We depend on our collaboration with Merck and may in the future depend on other collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We have entered into a collaboration agreement with Merck and may seek other third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic institutions. Under our collaboration with Merck, we have, and if we enter into any such arrangements with any other third parties, we will likely have, shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs, or any product candidates we may develop, pose the following risks to we:

•	collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•

collaborators may not properly obtain, maintain, enforce, or defend intellectual property or proprietary rights relating to our product candidates or research programs or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property related proceedings, including proceedings challenging the scope, ownership, validity and enforceability of our intellectual property;

•

collaborators may own or co-own intellectual property covering our product candidates or research programs that results from our collaboration with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property or such product candidates or research programs;

•	we may need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us;

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;

•

collaborators may decide to not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;

•	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;

•	collaborators may undergo a change of control and the new owners may decide to take the collaboration in a direction which is not in our best interest;

•

collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how or intellectual property of the collaborator relating to our products, product candidates or research programs;

•	key personnel at our collaborators may leave, which could negatively impact our ability to productively work with our collaborators;

•	collaborations may require us to incur short and long-term expenditures, issue securities that dilute our stockholders, or disrupt our management and business;

•

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or our discovery engine platform; and

•

collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

We may face significant competition in seeking appropriate collaborations. Recent business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to it on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

Under our collaboration with Merck, and if we enter into other collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if us or our collaborator elects not to exercise the rights granted under the agreement or if us or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of our in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also applies to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as those that may result from our collaboration with Merck.

Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical studies, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any collaborations or other arrangements that we may establish may not be favorable to it.

In addition, our collaboration with Merck and any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Termination of our collaboration with Merck or any such termination or expiration of future collaborations would adversely affect us financially and could harm our business reputation.

We rely, and expects to continue to rely, on third parties to conduct any preclinical studies and clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct preclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct preclinical studies and clinical trials on our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We will rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;

•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;

•	undergo changes in priorities or become financially distressed; or

•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including Good Clinical Practices (“GCPs”) for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the study patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical study sponsors, principal investigators and study sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject it to enforcement action up to and including civil and criminal penalties.

Although we design our clinical trials for our product candidates, CROs conduct all of the clinical trials. As a result, many important aspects of the clinical trials are outside of our direct control. In addition, the CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties and criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs devote to our program or our clinical products. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. For example, the sponsored research agreement with Northwestern may be terminated by either party upon 60 days’ written notice to the other party. If our collaboration is delayed or terminated or our ability to continue to use the current research space is terminated as a result of conflicts of interest, we may not be able to continue our planned research projects and related clinical trials on the expected timeline and may need to spend significant time and efforts to secure alternative lab facilities and equipment. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

The manufacture of our product candidates, particularly those that utilize our discovery engine platform, is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for preclinical studies and clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing our drug product candidates, particularly those that utilize our discovery engine platform, are complex, expensive, highly-regulated, and subject to multiple risks. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In addition, the manufacturing process for any products that we may develop is subject to FDA and other comparable foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including, for example, complying with cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our contract manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical study costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for our product candidates, and we intend to rely on third parties to produce preclinical, clinical, and commercial supplies of any future product candidates.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of our product candidates, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit an NDA or relevant foreign regulatory submission to the applicable regulatory agency.

We do not control the manufacturing process of, and is completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to pass a pre-approval inspection and we would be unable to obtain regulatory approval for our product candidate . We may be required to change contract manufacturers and verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not have long-term supply agreements in place with our contractors, and each batch of our product candidates is individually contracted under a quality and supply agreement. If we engage new contractors, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates, if approved. Our current scale of manufacturing is adequate to support all of our needs for preclinical studies and clinical study supplies.

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly by developing and commercializing products similar or identical to ours, which would have a material adverse impact on our business, results of operations, financial condition, and prospects.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection in the United States and other countries for commercially important technology, inventions, and know-how related to our business, defend and enforce our patents, should they issue, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our products and compositions, their methods of use, and any other inventions that are important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We do not currently have any issued patents covering our clinical-stage product candidate YTX-7739. We cannot provide any assurances that any of our pending patent applications will mature into issued patents in any particular jurisdiction and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. The patent application and approval process is expensive, complex, and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. If we are unable to obtain or maintain patent protection with respect to any of our proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, which in recent years have been the subject of much litigation, and, therefore, the issuance, scope, validity, enforceability, and commercial value of any patent claims that we may obtain cannot be predicted with certainty. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

Patent applications are generally maintained in confidence until publication. In the United States, for example, patent applications are typically maintained in secrecy for up to 18 months after their filing. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to file patent applications on our product candidates. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which could be used by a third party to challenge the validity of our patents, should they issue, or prevent a patent from issuing from a pending patent application. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

Moreover, our patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented in the United States and abroad. U.S. patents and patent applications may also be subject to interference, derivation, ex parte reexamination, post-grant review, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may also be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices or courts. An adverse determination in any such proceeding could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, such proceedings may be costly. Thus, any patents, should they issue, that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market, or otherwise commercialize our product candidates.

Furthermore, though a patent, if it were to issue, is presumed valid and enforceable, our issuance is not conclusive as to our validity or our enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues and is held to be valid and enforceable, competitors may be able to design around or circumvent our patents, such as using pre-existing or newly developed technology or products in a non-infringing manner. Other parties may develop and obtain patent protection for more effective technologies, designs, or methods. If these developments were to occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted.

We may in the future co-own patent rights relating to future product candidates and our discovery engine platform with third parties. Some of our in-licensed patent rights are, and may in the future be, co-owned with third parties. In addition, our licensors may co-own the patent rights us in-licenses with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patent rights are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patent rights, who are not parties to our license agreements. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patent rights or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to it. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example, we do not know whether:

•	any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our product candidates or any other products or product candidates;

•	any of our pending patent applications will issue as patents at all;

•	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;

•	we will be the first to make the inventions covered by each of our patents and pending patent applications;

•	we will be the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe our patents;

•	others will not use pre-existing technology to effectively compete against it;

•	any of our patents, if issued, will be found to ultimately be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are separately patentable; or

•	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates we may develop or our discovery engine platform technology. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing discovery engine platform, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our discovery engine platform technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on it. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to our and we may be required to cease our development and commercialization of certain of our product candidates or of our current discovery engine platform technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Additionally, we rely on unpatented know-how, continuing technological innovation to develop, strengthen, and maintain the proprietary and competitive position of our product candidates, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. However, trade secrets are difficult to protect. For example, we may be required to share our trade secrets with third-party licensees, collaborators, consultants, contractors, or other advisors and we have limited control over the protection of trade secrets used by such third parties. Although we use reasonable efforts to protect our trade secrets, including by entering into confidentiality agreements, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our trade secrets and proprietary information to competitors and we may not have adequate remedies for any such disclosure. Enforcing a claim that a third party illegally obtained and used, disclosed, or misappropriated any of our trade secrets is difficult, expensive, and time-consuming, and the outcome is unpredictable. Furthermore, we may not obtain these agreements in all circumstances, and the employees and consultants who are parties to these agreements may breach or violate the terms of these agreements, thus we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. In addition, trade secret laws in the United States vary, and some U.S. courts as well as courts outside the United States are sometimes less willing or unwilling to protect trade secrets. Moreover, it is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Further, our trade secrets could otherwise become known or be independently discovered by our competitors or other third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees, and current employees. If our trade secrets or confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace, business, financial condition, results of operations, and prospects may be materially adversely affected.

We may be sued for infringing the intellectual property rights of others, which may be costly and time-consuming and may prevent or delay our product development efforts and stop it from commercializing or increase the costs of commercializing our product candidates, if approved.

Our success will depend in part on our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products, and methods do not or will not infringe the patents or other intellectual property rights of third parties. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technologies we use in our business.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringe or otherwise violates patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop and, if approved, commercialize our current product candidates and future product candidates, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. In particular, we are aware of an issued patent in each of the United States and Japan that expires in 2030 that covers one of our preclinical assets. We do not know if we will have reasonable defenses against a claim of infringement or if we will be able to obtain a license to such patent on commercially reasonable terms, if at all. As a result, we may not be able to commercialize such asset, if approved, prior to such patent’s expiration.

Additionally, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because patent claims can be revised before issuance, third parties may have currently pending patent applications which may later result in issued patents that our product candidates may infringe, or which such third parties claim are infringed by our technologies. If a patent holder believes one or more of our product candidates infringe its patent rights, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect.

The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were to obtain a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to it. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our product candidates. Any claim relating to intellectual property infringement that is successfully asserted against we may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on it. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments and if securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease developing, selling or otherwise commercializing our product candidates;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•

in the case of trademark claims, redesign, or rename, some or all of our product candidates to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. The assignment of intellectual property rights under these agreements may not be automatic upon the creation of the intellectual property or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against it, to determine the ownership of what we regard as our intellectual property. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to it, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on our owned and in-licensed patents and patent applications are or will be due to be paid to the U.S. Patent and Trademark Office (“USPTO”) in several stages and various government patent agencies outside of the United States over the lifetime of such patents and patent applications and any patent rights we may own or license in the future. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us or our licensors to pay annuity fees due to foreign patent agencies on our foreign patents and pending foreign patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions over the lifetime of our owned patents and applications. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors or other third parties might be able to enter the market earlier than would otherwise have been the case and this circumstance could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming, and unsuccessful.

Even if our patent applications are issued, competitors and other third parties may infringe, misappropriate, or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the attention of our management and key personnel from our business operations.

Furthermore, many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Our ability to enforce our patent rights also depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product.

In an infringement proceeding, a court may disagree with our allegations and refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, or may decide that a patent of ours is invalid, unenforceable or not infringed. An adverse result in any litigation, defense or post-grant proceedings could result in one or more of our patents being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. If any of our patents, if and when issued, covering our product candidates are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to us from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our involvement in litigation or interference proceedings may fail and, even if successful, may result in substantial costs, and distract our management and other employees. We may not be able to prevent infringement, misappropriation of, or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Issued patents covering our discovery engine platform and our product candidates could be found invalid or unenforceable if challenged.

If we initiated legal proceedings against a third party to enforce a patent, if and when issued, covering our discovery engine platform or one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. The outcome of any such proceeding is generally unpredictable.

In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions of a patent include allegations that someone connected with prosecution of the patent application that matured into the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution of the patent application. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

We may not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing and prosecuting patent applications, and defending patents on our discovery engine platform and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications. For the patent families related to YTX-7739, as well as for many of the patent families that we own, the relevant statutory deadlines have not yet expired. Thus, for each of the patent families that we believe provides coverage for our lead product candidate, we will need to decide whether and where to pursue protection outside the United States.

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology or pharmaceuticals. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of or marketing of competing products in violation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against it. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we do not obtain additional protection under the Hatch-Waxman Act and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from our earliest U.S. non-provisional filing date in our chain of priority. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents we own may be eligible for a limited patent term extension under the Drug Price

Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the duration of patent protection we obtain for our product candidates may not provide us with any meaningful commercial or competitive advantage, our competitors may obtain approval of competing products earlier than they would otherwise be able to do so, and our ability to generate revenues could be materially adversely affected.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. After March 2013, under the America Invents Act, the United States transitioned to a first-inventor-to-file system in which, assuming that other requirements for patentability are met, the first-inventor-to-file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes provisions that affect the way patent applications will be prosecuted and that may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. However, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the Myriad and Prometheus decisions. This guidance did not limit the application of Myriad to DNA but rather applied the decision to other natural products.

In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on these and other decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce any patents that may issue in the future.

We may be subject to damages resulting from claims that us or our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.

Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We also engage advisors and consultants who are concurrently employed at universities or who perform services for other entities.

Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for it, and although we are not aware of any claims currently pending against it, we may be subject to claims that us or our employees, advisors, or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. We have and may in the future also be subject to claims that an employee, advisor, or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for it. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would materially adversely affect our commercial development efforts.

We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to our discovery engine platform, product candidates or other technologies.

We currently have rights to intellectual property, through licenses from third parties, to identify and develop our discovery engine platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with it in the field of neurodegeneration and discovery engine platform and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our discovery engine platform technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over it due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to it. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;

•

we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

•	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•	it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may harm our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business and results of operations.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In December 2019, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) (the “Term Loan”), which was most recently amended in December 2020. The Term Loan provides up to $30.0 million of debt financing and has interest-only payments through August 1, 2021, with the option to extend an additional six months upon the drawdown following occurrence of a development milestone and an equity event as defined in the agreement. Thereafter, we are obligated to make payments that will include equal installments of principal and interest through the maturity date of January 1, 2024. As of December 31, 2020, $15.0 million was outstanding under the Term Loan. In April 2020, we incurred additional indebtedness consisting of a $1.1 million loan (the “PPP Loan”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.

All obligations under the Term Loan are secured by substantially all of our existing property and assets, excluding our intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the restrictive covenants in the Term Loan could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce our security interest in the assets securing such indebtedness.

To the extent that additional debt is added to our current debt levels, the risks described above could increase.

In addition, while all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, there is no assurance that we will be able to obtain forgiveness, notwithstanding that we believe we have used the PPP Loan for qualifying expenses. The U.S. Department of the Treasury, Small Business Administration and members of Congress have indicated an intention to provide strong oversight of loans granted under the Paycheck Protection Program. If we are audited or reviewed or our records are subpoenaed by the government as a result of entering into the PPP Loan, it could divert management’s time and attention and we could incur legal and reputational costs, and an adverse finding could lead to the requirement to return the PPP Loan, which could reduce our liquidity, or could subject us to fines and penalties.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due. If we do not make scheduled payments when due, or otherwise materially breaches or experiences an event of default under the Term Loan, Hercules could accelerate our total loan obligation or enforce our security interest against us.

Failure to satisfy our current and future debt obligations under the Term Loan could result in an event of default. In addition, other events, including certain events that are not entirely in our control, such as the occurrence of a material adverse event on our business, could cause an event of default to occur. As a result of the occurrence of an event of default, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Term Loan, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce our security interests in the assets securing such indebtedness. If we are unable to pay amounts due to Hercules upon acceleration of the Term Loan or if Hercules enforces our security interest against our assets securing our indebtedness to Hercules, our ability to continue to operate our business may be jeopardized.

We are subject to certain restrictive covenants which, if breached, could result in the acceleration of our debt under the Term Loan and have a material adverse effect on our business and prospects.

The Term Loan imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	dispose of certain assets;

•	engage in mergers or acquisitions;

•	encumber our intellectual property;

•	incur indebtedness or liens;

•	pay dividends;

•	make certain investments; and

•	engage in certain other business transactions.

These restrictive covenants may prevent us from undertaking an action that we feel is in the best interests of our business. In addition, if we were to breach any of these restrictive covenants, Hercules could accelerate our indebtedness under the Term Loan or enforce our security interest against our assets, either of which would materially adversely affect our ability to continue to operate our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of December 31, 2020, we had 44 full-time employees and two part-time employees, and in connection with becoming a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our future success depends on our ability to retain our management team and to attract, retain, and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology and biopharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, Richard Peters, M.D., Ph.D. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, including Dr. Peters, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical, and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we may be able to offer. We also experience competition for the hiring of scientific personnel from universities and research institutions. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical trials and the sale of our product candidates, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend itself against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of subjects from our clinical trials;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for our product candidates or any future product candidates following marketing approval, if obtained;

•	damage to our reputation and exposure to adverse publicity;

•	increased FDA warnings on product labels;

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	loss of revenue; and

•	the inability to successfully commercialize our product candidates or any future product candidates, if approved.

We maintain product liability insurance coverage for our clinical trials with a €5 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business, and prospects could be materially adversely affected.

We will incur increased costs as a result of operating as a public company, and our management team will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our internal control over financial reporting, which may include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. While we remain an “emerging growth company” or a “smaller reporting company” with less than $100 million in annual revenues, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

After the completion of the Merger, we became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Capital Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending the year that the Merger is completed, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to the Merger, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

In order to satisfy our obligations as a public company, we will need to hire additional qualified accounting and financial personnel with appropriate public company experience.

As a newly public company, we will need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.

Changes in tax law, including the recently passed comprehensive tax reform bill, could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA and other changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2020, we had federal and state net operating loss (“NOL”) carryforwards of $453.8 million and $429.9 million, respectively. Of the federal NOL carryforwards, $228.1 million begin to expire in 2026, and $225.7 million can be carried forward indefinitely. Under Section 382 of the Code changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the Merger, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the Merger, could have a material adverse effect on our results of operations in future years. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that the NOL is already not limited.

In addition, the reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our NOL carryforwards and other deferred tax assets available to it. For example, while the TCJA allows for federal NOLs incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the TCJA also imposes an 80% limitation on the use of NOLs that are generated in tax years beginning after December 31, 2017. Net operating losses generated prior to December 31, 2017, however, will still have a 20-year carryforward period, but are not subject to the 80% limitation.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modifies, among other things, the rules governing NOLs. NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. The CARES Act also suspends the 80% limitation mentioned above for NOLs generated in taxable years ending after December 31, 2017 that are used in taxable years ending on or prior to December 31, 2020. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Furthermore, our ability to utilize NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, these NOL carryforwards generated prior to December 31, 2017 could expire unused. Notwithstanding the foregoing discussion of NOLs, we have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of such NOLs.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing, and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot provide assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction.

Proteostasis stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

Pursuant to the Contingent Value Rights Agreement, or CVR Agreement, for each share of Proteostasis common stock held, Proteostasis stockholders of record as of immediately prior to the effective time of the Merger (after giving effect to the exercise or settlement of any Proteostasis options or Proteostasis restricted stock units) received one contingent value right (“CVR”) entitling such holders to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of all or any part of Proteostasis’ intellectual property relating to its cystic fibrosis clinical programs (the “CF Assets”) completed prior to the effective time of the Merger or during the nine-month period after such effective time (a “CF Monetization”) (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Merger).

A CF Monetization was not completed prior to the effective time of the Merger. The right of Proteostasis stockholders to receive any future payment for or derive any value from the CVRs is contingent solely upon our ability to monetize all or any part of the CF Assets through a CF Asset monetization within the time periods specified in the CVR Agreement and the consideration received being greater than the amounts permitted to be reimbursed to us under the CVR Agreement. If a CF Asset Monetization is not achieved within the time periods specified in the CVR Agreement or the consideration received is not greater than the amounts permitted to be reimbursed to Proteostasis, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

We have sole authority over whether and how to pursue the continued development of the CF Assets (if at all), and our only obligations will be to reasonably cooperate with the requests of the CVR Holders’ Representative to carry out the intent and purpose of the CVR Agreement and not to terminate or intentionally negatively impact the CF Assets during the nine-month period following the effective time of the Merger.

Furthermore, the CVRs will be unsecured obligations of the combined organization and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined organization.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We, or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers and suppliers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located at 40 Guest Street, Suite 4410, Boston, Massachusetts, where we occupy approximately 27,000 square feet of research and development, laboratory and office space. This lease expires in April 2023. We also lease approximately 30,000 square feet of laboratory and office space located at 80 Guest Street, Suite 500, Boston, Massachusetts. This lease expires in April 2028. We believe that our office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Information with respect to legal proceedings and this item is included in Note 16 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock commenced trading on the Nasdaq Global Market under the symbol “PTI” on February 11, 2016. Prior to that date, there was no public market for our common stock. On December 22, 2020, we completed our previously announced merger transaction with Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 22, 2020, as amended on November 6, 2020, (the “Merger Agreement”), by and among Pangolin Merger Sub, Inc., a wholly-owned subsidiary of Proteostasis (“Merger Sub”), Yumanity Holdings, LLC (“Holdings”) and Yumanity, Inc., pursuant to which Merger Sub merged with and into Yumanity, Inc., with Yumanity, Inc. surviving as a wholly owned subsidiary of Proteostasis (“the Merger”). Immediately prior to the effective time of the Merger, Holdings merged with and into Yumanity, Inc. and Yumanity, Inc. continued to exist as the surviving corporation. On December 22, 2020, in connection with, and prior to the completion of, the Merger, Proteostasis effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). On December 23, 2020, following the completion of the Merger, our common stock began trading on the Nasdaq Capital Market under the symbol “YMTX”.

Holders of Our Common Stock

As of March 19, 2021, there were approximately 100 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all of our future earnings to finance the operation of our business and do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our board of directors may deem relevant. In addition, our loan and security agreement contains covenants that could restrict our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

On December 31, 2020, the Company issued 21,739 shares of common stock to MTS Health Partners, L.P. (“MTS”) in satisfaction of $500,000 of the fees owed to MTS in connection with the Merger. The foregoing transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Except as noted above, there have been no sales of unregistered securities other than as previously disclosed by the Company in our Current Reports on Form 8-K as filed with the SEC.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of innovative, disease-modifying therapies for neurodegenerative diseases. Neurodegenerative diseases cause a progressive loss of structure and function in the brain, leaving patients with devastating damage to their nervous system and widespread functional impairment. Although treatments may help relieve some of the physical or mental symptoms associated with neurodegenerative diseases, few of the currently available therapies slow or stop the continued loss of neurons, resulting in a critical unmet need. We are specifically focused on developing novel disease-modifying therapies to treat devastating conditions, either with large or orphan disease markets, including Parkinson’s disease, dementia with Lewy bodies, multiple system atrophy (“MSA”), amyotrophic lateral sclerosis (“ALS” (also known as Lou Gehrig’s disease)), frontotemporal lobar degeneration (“FTLD”), and Alzheimer’s disease.

Our goal is to advance one new program into the clinic every year. Our lead program, YTX-7739, is now in Phase 1 clinical trials for the potential treatment and disease modification of Parkinson’s disease. YTX-7739 targets an enzyme known as stearoyl-CoA desaturase (“SCD”). Inhibition of SCD in multiple cellular systems, including patient-derived neurons, as well as in a novel mouse model of Parkinson’s disease, has been demonstrated to reverse the toxicity of misfolded alpha-synuclein or α-synuclein, a protein strongly associated with Parkinson’s disease. We recently completed a Phase 1 single ascending dose (“SAD”) study of YTX-7739 in healthy volunteers, which evaluated a broad range of doses of YTX-7739. We completed enrolment in a Phase 1a multiple ascending dose (“MAD”) study in healthy volunteers with results anticipated in the beginning of the second quarter of 2021. A Phase 1b clinical study of YTX-7739 in patients with Parkinson’s disease has commenced and initiated dosing as a continuation of the MAD study. A Phase 1b part of the study will assess safety, tolerability and pharmacokinetics of YTX-7739 as well as proof of biology by exploring biomarkers of target engagement and potential correlative clinical parameters such as neuroimaging measurements to monitor for early effects of YTX-7739. Early results from the Phase 1b part are anticipated in mid-2021. Our second program, YTX-9184, also inhibits SCD but is chemically distinct from YTX-7739. Good Laboratory Practice (“GLP”) safety pharmacology and toxicological studies for YTX-9184 were initiated in the second quarter of 2020. We anticipate commencing the first in human studies of YTX-9184 in 2021 and intend to develop YTX-9184 for the potential treatment of dementia with Lewy bodies, which is another devasting neurodegenerative disease characterized by the abnormal accumulation of aggregates of α-synuclein.

At the center of our scientific foundation is our drug discovery engine, which is based on technology licensed from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. This core technology, combined with investments and advancements by us, is designed to enable rapid screening to identify drugs with the potential to modify disease by overcoming toxicity in disease-causing gene networks. Toxicity in many neurodegenerative diseases results from an aberrant accumulation of misfolded proteins in the brain. We leverage our proprietary discovery engine to identify and screen novel drug targets and drug molecules for their ability to protect nerve cells from toxicity arising from misfolded proteins. To date, we have identified over one dozen targets, most of which have not previously been linked to neurodegenerative diseases. We believe this discovery platform will allow us to replenish our pipeline as programs graduate towards the clinic.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $57.5 million and $31.2 million, respectively, for the years ended December 31, 2020 and 2019. As of December 31, 2020, we had an accumulated deficit of $147.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities particularly if and as we:

•	successfully complete preclinical and clinical development of our product candidates;

•	successfully submit investigational new drug, or IND, applications or comparable applications, for our product candidates;

•	identify, assess or develop new product candidates from our discovery engine platform;

•

develop a sustainable and scalable manufacturing process for our product candidates, as well as establish and maintain commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand for our product candidates;

•	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtain regulatory approvals for product candidates for which we successfully complete clinical development;

•

launch and successfully commercialize product candidates for which we obtain regulatory approval, either by establishing a sales, marketing, and distribution infrastructure or collaborating with a partner;

•	negotiate and maintain an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;

•	obtain market acceptance of our product candidates as viable treatment options;

•	build out new facilities or expand existing facilities to support our ongoing development activity;

•	address any competing technological and market developments;

•	maintain, protect, expand, and enforce our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attract, hire and retain qualified personnel.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, manufacturing and distribution activities. We also expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales or additional licensing agreements, we expect to finance our operations through the sale of equity offerings, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we could have to significantly delay, reduce or eliminate development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $57.5 million and $31.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $147.8 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development, manufacture our product candidates for clinical or commercial use, and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. We may be unable to raise additional funds or enter into such other transactions or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such transactions or arrangements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. Because of the numerous risks and uncertainties associated with product development, including any impact from the COVID-19 pandemic, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $85.3 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022 from the date of issuance of the consolidated financial statements included in this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that affect our ability to initiate and complete preclinical studies and clinical trials or to procure items that are essential for our research and development activities. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. To date, we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the pandemic.

We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our business operations. In an effort to provide a safe work environment for our employees, we have, among other things, implemented measures to enable remote work whenever possible. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

Merger with Proteostasis

On August 22, 2020, Proteostasis Therapeutics, Inc, a Delaware corporation (“Proteostasis”), Pangolin Merger Sub, Inc. (“Merger Sub”), Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.), and Yumanity Holdings, LLC (“Holdings”), entered into the Merger Agreement, as amended on November 6, 2020, pursuant to which Merger Sub merged with and into Yumanity, Inc. Immediately prior to the closing of the transaction, Holdings merged with and into Yumanity, Inc. with Yumanity, Inc. surviving the Merger (the “Yumanity Reorganization”) and, upon the closing of the Merger, Yumanity, Inc. became a wholly owned subsidiary of Proteostasis. The Merger was completed on December 22, 2020 pursuant to the terms of the Merger Agreement. In connection with the completion of the Merger, Proteostasis changed its name to Yumanity Therapeutics, Inc., and the trading symbol changed from “PTI” to “YMTX.” We refer to the historical operations of Holdings and Yumanity, Inc. as Yumanity and following the Merger, the business conducted by Yumanity became our primary business.

Pursuant to the terms of the Merger Agreement, upon closing of the Merger, all of Yumanity, Inc.’s outstanding common stock was exchanged for common stock of Proteostasis and all outstanding options and warrants to purchase common stock of Yumanity, Inc. were exchanged for options and warrants to purchase common stock of Proteostasis.

The transaction was accounted for as a reverse merger and as an asset acquisition in accordance with Generally Accepted Accounting Principles in the United States, or GAAP. Under this method of accounting, Yumanity was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Yumanity’s equityholders owned a substantial majority of the voting rights in the combined organization, (ii) Yumanity designated a majority of the members (7 of 9) of the initial board of directors of the combined organization and (iii) Yumanity’s senior management held all key positions in the senior management of the combined organization. Accordingly, for accounting purposes, the transaction was treated as the equivalent of Yumanity issuing stock to acquire the net assets of Proteostasis. As a result, as of the closing date of the Merger, the net assets of Proteostasis were recorded at their acquisition-date fair values in the financial statements of the Company and the reported operating results prior to the Merger are those of Yumanity.

Private Placement

On December 14, 2020, we entered into a subscription agreement with certain accredited investors for the sale by us in a private placement of 1,460,861 shares of our common stock for a price of $23.00 per share. We refer to this sale herein as the Private Placement. The Private Placement closed on December 22, 2020. The aggregate gross proceeds for the issuance and sale of the common stock were $33.6 million and, after deducting certain of our expenses, the net proceeds we received in the Private Placement were $31.6 million.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and does not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for product candidates are successful and result in regulatory approval or licenses with third parties, we may generate revenue in the future from product sales, milestone payments under our existing collaboration agreement or payments from other license agreements that we may enter into with third parties.

In June 2020, we entered into a research collaboration and license agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), focused on accelerating the development of new treatments for neurodegenerative diseases. Under the terms of the Collaboration Agreement, Merck will gain exclusive rights to two novel pipeline programs for the treatment of ALS and FTLD. We and Merck will collaborate to advance the two preclinical programs during the research term, after which Merck has the right to continue clinical development and commercialization. Under the Collaboration Agreement, we received an upfront payment totaling $15.0 million and are eligible to receive future milestone payments of up to $530.0 million associated with the successful research, development and sales of marketed products for pipeline programs, as well as royalties on net sales. We will perform certain research and development activities over the research term pursuant to the Collaboration Agreement and will participate on a Joint Steering Committee to oversee research and development activities. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.

We will record revenue over the research term as we satisfy our performance obligation under the Collaboration Agreement. Accordingly, the upfront payment of $15.0 million will be recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Through December 31, 2020, we have recorded $6.9 million of collaboration revenue related to the Collaboration Agreement following the commencement of development services.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the discovery, preclinical and clinical development and manufacture of our product candidates, and include:

•	salaries, benefits, stock/equity-based compensation, consultants and other related costs for individuals involved in research and development activities;

•	external research and development expenses incurred under agreements with contract research organizations (“CROs”), investigative sites and other scientific development services;

•	costs incurred under agreements with contract development and manufacturing organizations (“CDMOs”) for developing and manufacturing material for preclinical studies and clinical trials;

•	licensing agreements and associated milestones;

•	costs related to compliance with regulatory requirements;

•	lab supplies and other lab related expenses; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, insurance and other operating costs.

We expense research and development costs as incurred and recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments for goods and services to be received in the future for use in research and development activities are deferred and capitalized in prepaid expenses and other current assets. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Upfront payments, milestone payments and annual maintenance fees under license agreements are expensed in the period in which they are incurred.

Our external direct research and development expenses are tracked by product candidate and consist primarily of costs that include fees and other expenses paid to outside consultants, CROs, CDMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by product candidate also include fees incurred under third-party license agreements. We do not allocate employee costs and costs associated with our platform technology, early stage discovery efforts, laboratory supplies and facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and our platform and, as such, are not separately classified.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect research and development costs to increase significantly for the foreseeable future as we continue the development of YTX-7739 and YTX-9184 and any product candidates we may develop in the future. We cannot accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of product candidates including future trial design and various regulatory requirements, many of which cannot yet be determined with accuracy based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The successful development and commercialization of YTX-7739 and YTX-9184 and any product candidates we may develop in the future is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the ability to maintain current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling or foreign equivalent studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	our ability to establish new licensing or collaboration arrangements;

•	the performance of our future collaborators, if any;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch;

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	launching commercial sales of product candidates, if approved, whether alone or in collaboration with others; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock/equity-based compensation expenses for personnel in executive, finance, accounting, human resources and other administrative functions. Other significant general and administrative expenses include legal fees relating to patent, intellectual property and corporate matters, and fees paid for accounting, audit, consulting and other professional services, as well as facilities, and other allocated expenses, which include direct and allocated expenses for rent, insurance and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support our continued research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services related to compliance with the rules and regulations of the SEC listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums and investor relations costs.

In-Process Research and Development Assets Acquired

We acquired in-process research and development assets in connection with the Merger. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statements of operations for the year ended December 31, 2020.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

In connection with our loan and security arrangements, we issued warrants to purchase preferred units. These warrants were liability classified and remeasured to fair value at each reporting date, with changes in the fair value recognized as a component of other income (expense) in our statement of operations.

Immediately prior to the Merger, all of our outstanding warrants to purchase preferred units were exchanged and became warrants to purchase shares of common stock. As a result, the fair value of the warrants was reclassified to additional paid-in capital and there is no longer a warrant liability to remeasure.

Interest Expense

Interest expense consists of interest charged on outstanding borrowings associated with our loan and security agreements, as well as amortization of debt issuance costs and accretion of a final payment payable upon the maturity or the repayment in full of all obligations under such loans. Interest expense also consists of interest related to capital leases, which upon our adoption of the new lease standard as of January 1, 2019, we now refer to as finance leases.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our invested cash balances. Other income (expense), net has not been significant for the periods presented.

Income Taxes

Prior to the Yumanity Reorganization, Holdings was treated as a partnership for federal income tax purposes and, therefore, its owners, and not Holdings, were subject to U.S. federal or state income taxation. Holdings’ directly held subsidiary was treated as a corporation for U.S. federal income tax purposes and subject to taxation in the United States. After the Yumanity Reorganization, the Company and its subsidiary are both taxpaying entities. In each reporting period, our tax provision included the effects of consolidating our subsidiary’s results of operations. Since our inception, we have not recorded any income tax benefits for the net losses we incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Utilization of U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that be occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $453.8 million and $429.9 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2020, $228.1 million of federal net operating loss carryforwards will begin to expire in 2026, and $225.7 million can be carried forward indefinitely. State net operating loss carryforwards will begin to expire in 2030. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $14.3 million and $5.5 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2027. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$6,896	$—	$6,896
Operating expenses:
Research and development	22,310	22,969	(659)
General and administrative	11,881	7,062	4,819
In-process research and development assets acquired	28,336	—	28,336
Total operating expenses	$62,527	30,031	32,496

Loss from operations	$(55,631)	(30,031)	(25,600)

Other income (expense):
Change in fair value of preferred unit warrant liability	72	12	60
Interest expense	(1,900)	(1,209)	(691)
Interest income and other income (expense), net	(28)	530	(558)
Loss on debt extinguishment	—	(511)	511

Total other expense, net	$(1,856)	(1,178)	(678)

Net loss	$(57,487)	$(31,209)	$(26,278)

Collaboration Revenue

Collaboration revenue recognized during the year ended December 31, 2020 of $6.9 million was related to our Collaboration Agreement with Merck. The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$5,449	$4,556	$893
YTX-9184	1,826	537	1,289
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	2,478	4,927	(2,449)
Personnel related (including equity-based compensation)	7,293	7,700	(407)
Facility related and other	5,264	5,249	15

Total research and development expenses	$22,310	$22,969	$(659)

Research and development expenses were $22.3 million for the year ended December 31, 2020, a decrease of $0.7 million from $23.0 million for the year ended December 31, 2019. Direct expenses of our YTX-7739 program increased by $0.9 million in the year ended December 31, 2020, compared to the year ended December 31, 2019. The change was due primarily to an increase in clinical and consultant costs as YTX-7739 progressed from GLP toxicology studies in 2019 to our SAD and MAD clinical studies during 2020, partially offset by a decrease in preclinical and manufacturing costs. Direct expenses of our YTX-9184 program in 2020 increased by $1.3 million primarily due to preclinical and manufacturing costs for GLP toxicology studies. YTX-9184 was designated as a product candidate in mid-2019. We do not track external costs to programs prior to designation of a product candidate. Platform and other early stage research external costs decreased by $2.4 million due to decreased laboratory activities as a result of COVID-19 and the move to new office and laboratory space in the second quarter of 2020. Personnel related costs decreased by $0.4 million primarily due to employee turnover in the research and development function.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Personnel related (including equity-based compensation)	$5,837	$3,966	$1,871
Professional and consultant fees	5,090	2,575	2,515
Facility related and other	954	521	433

Total general and administrative expenses	$11,881	$7,062	$4,819

General and administrative expenses were $11.9 million for the year ended December 31, 2020, an increase of $4.8 million from $7.1 million for the year ended December 31, 2019. The increase of $1.9 million in personnel related costs was primarily due to an increase in executive bonus expense and additional hiring in the general and administrative function. Personnel-related costs for each of the years ended December 31, 2020 and 2019 included stock/equity-based compensation of $1.6 million and $0.9 million, respectively. Professional and consultant fees increased by $2.5 million primarily due to higher audit expenses and legal fees related to patent costs and other business development activities. Facility and other related costs increased by $0.4 million primarily due to the move to new office and laboratory space in the second quarter of 2020.

In-Process Research and Development Assets Acquired

In connection with the Merger, we recognized a charge of $28.3 million of acquired in-process research and development expenses for assets with no alternative use for the year ended December 31, 2020.

Other Income (Expense)

Interest expense increased by $0.7 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in interest expense as a result of an increase in our outstanding borrowings. In December 2019, we entered into a loan and security agreement with a new lender for $15.0 million of gross proceeds and paid off its $10.0 million debt facility, resulting in a net increase to notes payable of $5.0 million.

Interest income and other income (expense), net decreased by $0.6 million from the year ended December 31, 2020 to the year ended December 31, 2019 resulting from lower invested balances and lower interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from sales of preferred units and an upfront payment from our collaboration agreement with Merck received in July 2020. In December 2020, we completed the Merger with Proteostasis and acquired its

$35.9 million of cash, cash equivalents and restricted cash. Immediately following the Merger, we also completed a private placement of an aggregate of 1,460,861 shares of our common stock and received net proceeds of approximately $31.6 million. We have also funded operations using borrowings under loan and security agreements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(17,938)	$(27,208)
Cash provided by investing activities	31,041	33,250
Cash provided by financing activities	55,536	3,025

Net increase in cash, cash equivalents, and restricted cash	$68,639	$9,067

Net Cash Used in Operating Activities

During the year ended December 31, 2020, operating activities used $17.9 million of cash, resulting from our net loss of $57.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $5.2 million and non-cash charges of $34.3 million, including the non-cash charge of $28.3 million for in-process research and development acquired as well as $2.5 million of non-cash lease expense and $2.3 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of an $8.1 million increase in deferred revenue and a $0.6 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.7 million decrease in operating lease liabilities and a $1.5 million increase in prepaid expenses and other current assets    .

During the year ended December 31, 2019, operating activities used $27.2 million of cash, resulting from our net loss of $31.2 million and net cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $4.2 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted of a $1.0 million decrease in operating lease liabilities and a $0.4 million increase in prepaid expenses and other current assets, partially offset by a $1.2 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Net Cash Provided by Investing Activities

During the year ended December 31, 2020, net cash provided by investing activities was $31.0 million, primarily related to $35.9 million of cash and restricted cash acquired from our merger with Proteostasis, partially offset by the net cash used of $3.1 million for net purchases of marketable securities and $1.5 million of transaction costs paid associated with the Merger.

During the year ended December 31, 2019, net cash provided by investing activities was $33.3 million, primarily related to cash provided by the net sales and maturities of marketable securities, partially offset by the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $55.5 million, consisting primarily of net proceeds from the sale of common stock of $33.6 million, net proceeds from the issuance of Class C preferred units of $21.2 million and proceeds from a government loan (Paycheck Protection Program (“PPP”) loan) of $1.1 million, partially offset by payments of finance lease obligations of $0.3 million.

Net cash provided by financing activities for the year ended December 31, 2019 was $3.0 million, consisting of proceeds from issuance of long-term debt, partially offset by repayments of long-term debt and payments of finance lease obligations.

Description of Indebtedness

Loan and Security Agreement

We have outstanding borrowings of $15.0 million (“Tranche 1”), under a loan and security agreement entered into in December 2019 (the “New Loan”) with Hercules Capital, Inc. (the “Lender”). We may borrow an additional $5.0 million upon the occurrence of a development milestone and an equity event as defined in the agreement (“Tranche 2”), and an additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the New Loan are repayable in monthly interest-only payments until August 1, 2021, with the option to extend an additional six months upon the drawdown of Tranche 2. The interest-only period will be followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of (i) 8.75% and (ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the New Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. We may repay the New Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the New Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

In April 2020, the New Loan was amended to permit indebtedness consisting of a loan under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provided that such loan shall be unsecured, shall not contain any terms or conditions that are adverse to the lender’s rights under the loan and that we will not prepay such loan. In June 2020, the New Loan was amended and an additional final payment fee of $0.3 million became due upon repayment of the loan.

On December 22, 2020, we entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Merger under the New Loan between us as borrower and the Lender. Immediately prior to the Merger, we entered into a Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provides for our guaranty of our obligations under the Loan Agreement and provides the Lender a security interest in all of our assets other than intellectual property as collateral. The Loan Amendment provides for the Lender’s consent to the Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with our outstanding Paycheck Protection Program loan amounts for which we have submitted a forgiveness application. The Loan Amendment also amends the definition of “Change in Control” to include the situations in which we no longer control Yumanity, Inc., our wholly-owned subsidiary. The remaining terms and conditions of the Loan Agreement generally continue in the form existing prior to the Loan Amendment.

Borrowings under the New Loan are collateralized by substantially all of our personal property, other than our intellectual property. There were no financial covenants associated with the New Loan; however, we are subject to certain affirmative and negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the New Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change to our business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

Paycheck Protection Program Loan

In April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020, we issued a Promissory Note to Silicon Valley Bank, pursuant to which we received loan proceeds of $1.1 million (the “PPP Loan”), provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The PPP Loan is unsecured, is scheduled to mature on April 24, 2022, and has a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest will be due commencing in August 2021 until the maturity date. Interest accrues on the unpaid principal balance from the inception date of the loan. Forgiveness of the PPP Loan is only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. We have determined to account for the PPP Loan as debt and have allocated and recorded the loan proceeds between current and non-current liabilities. We further determined that loan forgiveness would become probable of occurring upon acceptance by the Small Business Association of our forgiveness application. If and when the loan forgiveness becomes probable, we will recognize income for debt extinguishment.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays and results of clinical trials and nonclinical studies for our current or future product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates and programs that we develop or may in-license;

•

the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

•	our ability to obtain marketing approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights covering our product candidates;

•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to our product candidates;

•

our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

•	the success of any other business, product or technology that we acquire or in which we invest;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the costs to operate as a public company in the U.S. including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

•	market acceptance of our product candidates, to the extent any are approved for commercial sale; and

•	the effect of competing technological and market developments.

The Merger and a concurrent private placement were completed in December 2020, which provided us with incremental net cash from the Merger and net proceeds of $31.6 million from the concurrent private placement. As of March 31, 2021, the issuance date of the consolidated financial statements for the year ended December 31, 2020, we expect that our existing cash, cash equivalents and marketable securities will fund our operating expenses, capital expenditure requirements and debt service payments into the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of the our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies require the most significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We account for our one collaboration arrangement, entered into in June 2020, under Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

We assess the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

We record amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded for deferred revenue.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

We assessed the promised goods and services within the Collaboration Agreement with Merck to determine if they are distinct. Based on this assessment, we determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as we perform the research and development activities through the first substantive option period and participate in a Joint Steering Committee to oversee research and development activities. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. At contract inception, the potential milestone payments that we are eligible to receive were excluded from the transaction price as they were fully constrained. At the end of each reporting period, we reevaluate the transaction price and as uncertain events are resolved or other changes in circumstances occur, and if necessary, we will adjust our estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up. At the inception of the arrangement, we evaluated the options held by Merck to either advance or terminate the applicable research program to determine if they provided Merck with any material rights. We concluded that the options were not issued at a significant and incremental discount, and therefore do not provide Merck with a material right. As such, these options were excluded as performance obligations and will be accounted for if and when they occur.

We assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

Research and Development

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with clinical and preclinical development activities;

•	CROs and investigative sites in connection with clinical trials; and

•	CDMOs in connection with the production of preclinical and clinical trial materials.

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CDMOs, CROs and other vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock/Equity-Based Compensation

We measure stock/equity-based awards based on the fair value on the date of the grant and recognize compensation expense over the requisite service period for employees and directors and as services are delivered for non-employees, both of which are generally the vesting period of the respective award. We have issued stock/equity-based awards with only service-based and performance-based vesting conditions. We record the expense for awards with only service-based vesting conditions using the straight-line method. record the expense for awards with both service-based and performance-based vesting conditions using the graded vesting method, commencing once achievement of the performance condition becomes probable. Prior to the Yumanity Reorganization, Holdings had granted restricted incentive units, which were accounted for as equity-classified awards. Holdings determined the fair value of restricted unit awards using the fair value of its common units less any applicable purchase price.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, which used as assumption inputs: the fair value of our common stock/units, calculation of volatility of our common stock/units using historical benchmarking to peer companies, the expected term of the options, the risk-free interest rate for a period that approximates the expected term of the options and our expected dividend yield.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YUMANITY THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yumanity Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yumanity Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of preferred units and stockholders’ equity/members’ deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter is also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2021

We have served as the Company’s auditor since 2018.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share/unit amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$80,819	$14,021
Marketable securities	4,498	1,347
Prepaid expenses and other current assets	2,264	681
Restricted cash	—	125

Total current assets	87,581	16,174
Property and equipment, net	874	1,017
Operating lease right-of-use assets	23,678	275
Deposits	386	40
Restricted cash	2,066	100
Assets held-for-sale	250	—

Total assets	$114,835	$17,606

Liabilities, Preferred Units and Stockholders’ Equity/Members’ Deficit
Current liabilities:
Accounts payable	$7,384	$1,905
Accrued expenses and other current liabilities	7,851	2,421
Current portion of long-term debt	2,891	—
Operating lease liabilities	4,468	291
Current portion of finance lease obligation	166	343
Deferred revenue	8,104	—

Total current liabilities	30,864	4,960
Long-term debt, net of discount and current portion	13,237	14,470
Operating lease liabilities, net of current portion	14,479	—
Finance lease obligation, net of current portion	48	116
Preferred unit warrant liability	—	261

Total liabilities	58,628	19,807

Commitments and contingencies (Note 16)
Preferred units (Class A, B and C), no units and 17,515,738 units authorized at December 31, 2020 and 2019, respectively; no units and 12,391,101 units issued and outstanding at December 31, 2020 and 2019, respectively	—	89,699

Stockholders’ equity/Members’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares and no shares authorized at December 31, 2020 and 2019, respectively; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common units, no units and 15,492,000 units authorized at December 31, 2020 and 2019, respectively; no units and 2,163,099 units issued and outstanding at December 31, 2020 and 2019, respectively	—	5,120
Common stock, $0.001 par value; 125,000,000 shares and no shares authorized at December 31, 2020 and 2019, respectively; 10,193,831 shares and no shares issued and outstanding as of December 31, 2020 and 2019, respectively	10
Additional paid-in capital	204,007	—
Accumulated deficit	(147,810)	(97,020)

Total stockholders’ equity/members’ deficit	56,207	(91,900)

Total liabilities, preferred units and stockholders’ equity/ members’ deficit	$114,835	$17,606

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share/unit and per share/unit amounts)

	Year Ended December 31,
	2020	2019
Collaboration revenue	$6,896	$—

Operating expenses:
Research and development	22,310	22,969
General and administrative	11,881	7,062
In-process research and development assets acquired	28,336	—

Total operating expenses	62,527	30,031

Loss from operations	(55,631)	(30,031)

Other income (expense):
Change in fair value of preferred unit warrant liability	72	12
Interest expense	(1,900)	(1,209)
Interest income and other income (expense), net	(28)	530
Loss on debt extinguishment	—	(511)

Total other expense, net	(1,856)	(1,178)

Net loss	$(57,487)	$(31,209)

Gain on extinguishment of Class B preferred units	6,697	—
Net loss applicable to common shareholders	(50,790)	(31,209)

Net loss per share/unit, basic and diluted	$(21.57)	$(14.71)

Weighted average common shares/units outstanding, basic and diluted	2,354,143	2,121,843

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(57,487)	$(31,209)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	—	8

Comprehensive loss	$(57,487)	$(31,201)

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(In thousands, except share/unit amounts)

	Preferred Units		Common Units		Defaulting Class B Preferred Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity/ Members’
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Deficit
Balances at December 31, 2018	12,391,101	$89,699	2,167,179	$3,575	—	$—	—	$—	$—	$(8)	$(65,811)	$(62,244)
Forfeiture of unvested incentive units	—	—	(4,080)	—	—	—	—	—	—	—	—	—
Stock/equity-based compensation expense	—	—	—	1,545	—	—	—	—	—	—	—	1,545
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	(31,209)	(31,209)

Balances at December 31, 2019	12,391,101	89,699	2,163,099	5,120	—	—	—	—	—	—	(97,020)	(91,900)
Issuance of Class C preferred units, net of issuance costs of $388	5,404,588	21,235	—	—	—	—	—	—	—	—	—	—
Exchange of Ordinary Class B preferred units for Defaulting Class B Preferred units	(836,319)	(288)	—	—	836,319	288	—	—	—	—	—	288
Gain on extinguishment of Ordinary Class B preferred units	—	(6,697)	—	—	—	—	—	—	—	—	6,697	6,697
Forfeiture of unvested incentive units	—	—	(790)	—	—	—	—	—	—	—	—	—
Stock/equity-based compensation expense	—	—	—	2,266	—	—	—	—	—	—	—	2,266
Exchange of preferred units of Yumanity Holdings, LLC for shares of common stock of Yumanity Therapeutics, Inc., adjusted to reflect the Exchange Ratio	(16,959,370)	(103,949)	—	—	(836,319)	(288)	3,745,983	4	104,233	—	—	103,949
Exchange of common units of Yumanity Holdings, LLC for shares of common stock of Yumanity Therapeutics, Inc., adjusted to reflect the Exchange Ratio	—	—	(2,162,309)	(7,386)	—	—	2,278,450	2	7,384	—	—	—
Exchange of common stock in connection with the Merger	—	—	—	—	—	—	2,708,537	3	60,127	—	—	60,130
Fair value of replacement equity	—	—	—	—	—	—	—	—	471	—	—	471
Reclassification of warrant liability to permanent equity	—	—	—	—	—	—	—	—	189	—	—	189
Private placement of common stock, net of issuance costs of $1,996	—	—	—	—	—	—	1,460,861	1	31,603	—	—	31,604
Net loss	—	—	—	—	—	—	—		—	—	(57,487)	(57,487)

Balances at December 31, 2020	—	$—	—	$—	—	$—	10,193,831	$10	$204,007	$—	$(147,810)	$56,207

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(57,487)	$(31,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense for in-process research and development acquired	28,336	—
Depreciation and amortization expense	770	1,057
Non-cash lease expense	2,501	1,049
Stock/equity-based compensation expense	2,266	1,545
Accretion of discounts on marketable securities	(6)	(316)
Non-cash interest expense	535	318
Loss on debt extinguishment	—	511
Change in fair value of preferred unit warrant liability	(72)	(12)
Gain on sale of property and equipment	(2)	—
Loss on disposal of property and equipment	—	3
Changes in operating assets and liabilities, excluding the effect of acquisition:
Prepaid expenses and other current assets	(1,497)	(418)
Deposits	(346)	75
Operating lease liabilities	(1,688)	(986)
Accounts payable	2,802	533
Accrued expenses and other current liabilities	(2,154)	642
Deferred revenue	8,104	—

Net cash used in operating activities	(17,938)	(27,208)

Cash flows from investing activities:
Purchases of marketable securities	(4,495)	(19,347)
Proceeds from sales and maturities of marketable securities	1,350	53,235
Purchases of property and equipment	(246)	(638)
Proceeds from sale of property and equipment	13	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	35,939	—
Merger transaction costs	(1,520)	—

Net cash provided by investing activities	31,041	33,250

Cash flows from financing activities:
Proceeds from issuance of Class C preferred units, net of offering costs paid	21,235	—
Proceeds from private placement of common stock, net of issuance costs	33,597	—
Proceeds from Paycheck Protection Program loan	1,123	—
Proceeds from issuance of long-term debt, net of issuance costs	—	14,750
Repayments of long-term debt	—	(10,767)
Payments of prior-year issuance costs related to long-term debt	(72)	—
Payments of finance lease obligations	(347)	(958)

Net cash provided by financing activities	55,536	3,025

Net increase in cash, cash equivalents and restricted cash	68,639	9,067
Cash, cash equivalents and restricted cash at beginning of period	14,246	5,179

Cash, cash equivalents and restricted cash at end of period	$82,885	$14,246

Supplemental cash flow information:
Cash paid for interest	$1,287	$910
Supplemental disclosure of noncash investing and financing activities:
Additions to property and equipment under finance lease	$102	$—
Issuance of preferred unit warrant in connection with loan	$—	$223
Deferred financing costs included in accounts payable	$—	$72
Merger transaction costs included in accounts payable and accrued expenses	$1,169	$—
Offering costs included in accounts payable	$1,993	$—
Operating lease liabilities arising from obtaining right-of-use assets	$10,219	$469
Fair value of net assets acquired in the Merger, excluding cash, cash equivalents and restricted cash acquired	$24,662	$—
Conversion of preferred units to common stock	$104,237	$—
Conversion of preferred unit warrants into common stock warrants	$189	$—

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Yumanity Therapeutics, Inc. (formerly Proteostasis Therapeutics, Inc., and together with its wholly owned subsidiary, the “Company” or “Yumanity”) is a clinical stage biopharmaceutical company engaged in the research and development of treatments for neurodegenerative diseases caused by protein misfolding.

The Company is subject to risks similar to those of other early clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the COVID-19 pandemic and the need to obtain adequate additional financing to fund the development of its product candidates. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any product candidates developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

Merger with Proteostasis Therapeutics, Inc.

On December 22, 2020, Proteostasis Therapeutics, Inc. (“Proteostasis” or “PTI”) completed its previously announced merger transaction with Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 22, 2020, as amended on November 6, 2020 (the “Merger Agreement”), by and among Pangolin Merger Sub, Inc., a wholly-owned subsidiary of Proteostasis (“Merger Sub”), Yumanity Holdings, LLC (“Holdings”) and Yumanity, Inc., pursuant to which Merger Sub merged with and into Yumanity, Inc., with Yumanity, Inc. surviving as a wholly owned subsidiary of Proteostasis (the “Merger”). Immediately prior to the effective time of the Merger, Holdings merged with and into Yumanity, Inc. and Yumanity, Inc. continued to exist as the surviving corporation. On December 22, 2020, in connection with, and prior to the completion of, the Merger, Proteostasis effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). Immediately following the Merger, Proteostasis changed its name to “Yumanity Therapeutics, Inc.”

At the effective time of the Merger (the “Effective Time”), each share of Yumanity Inc.’s common stock, par value $0.01 (the “Yumanity Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive shares of PTI based on an exchange ratio set forth in the Merger Agreement. At the Effective Time following the Reverse Stock Split, the exchange ratio was determined to be 0.2108 shares of PTI Common Stock for each share of Yumanity Common Stock (the “Exchange Ratio”). At the closing of the Merger on December 22, 2020, PTI issued an aggregate of 6,024,433 shares of its common stock to Yumanity, based on the Exchange Ratio. In addition, all options and warrants exercisable for shares of common stock of Yumanity, Inc. became options and warrants exercisable for shares of common stock of PTI equal to the Exchange Ratio multiplied by the number of shares of Yumanity Inc.’s common stock previously represented by such stock options and warrants, as applicable, with a proportionate adjustment in exercise price. No fractional shares were issued in connection with the Exchange Ratio.

The transaction was accounted for as a reverse merger and as an asset acquisition in accordance with GAAP. Under this method of accounting, Yumanity was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Yumanity’s equityholders own a majority of the voting rights in the combined organization, (ii) Yumanity designated a majority of the members (7 of 9) of the initial board of directors of the combined organization and (iii) Yumanity’s senior management hold all key positions in the senior management of the combined organization. Accordingly, for accounting purposes, (i) the Merger was treated as the equivalent of the Yumanity issuing stock to acquire the net assets of PTI, (ii) the net assets of PTI were allocated a portion of the transaction price and recorded based upon their relative fair values in the financial statements at the time of closing, (iii) the reported historical operating results of the combined organization prior to the Merger will be those of Yumanity and (iv) for periods prior to the transaction, shareholders’ equity of the combined organization is presented based on the historical equity structure of Yumanity. As a result, as of the closing date of the Merger, the net assets of PTI were recorded at their acquisition-date fair values in the financial statements of Yumanity and the reported operating results prior to the Merger will be those of Yumanity. As used herein, the words “the Company” refer to, for periods following the Merger, Yumanity Therapeutics, Inc., together with its wholly owned subsidiary, and for periods prior to the Merger, Holdings, and its wholly owned subsidiary, as applicable.

The Yumanity Reorganization

On December 22, 2020, immediately prior to the closing of the Merger, pursuant to the terms of the Merger Agreement, the Company completed the Yumanity Reorganization whereby Holdings, the sole stockholder and holding company parent of Yumanity, Inc., merged with and into Yumanity, Inc., with Yumanity, Inc. as the surviving corporation. In connection with the Yumanity Reorganization, each outstanding common unit of Holdings was exchanged for shares of common stock of Yumanity, Inc. based upon a ratio associated with the terms of each common unit, each outstanding preferred unit of Holdings was converted into shares of common stock of Yumanity, Inc. based upon the ratio associated with each individual series of preferred units, each outstanding option to purchase shares of common units of Holdings was converted into an outstanding option to purchase shares of common stock of Yumanity, Inc. on a 1-for-1 basis, with a corresponding adjustment to the exercise price, and each outstanding warrant to purchase preferred units or common units of Holdings was converted into a warrant to purchase shares of common stock of Yumanity, Inc. based upon the ratio associated with each individual series of preferred units or on a 1-for-1 basis, respectively, with a corresponding adjustment to the exercise price, as applicable.

Basis of presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to common stock/unit share and per share amounts have also been adjusted to reflect the Exchange Ratio.

Reverse Stock Split/Exchange Ratio

All common shares/units and per common share/unit amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Exchange Ratio (0.2108). All PTI common stock amounts have been adjusted retroactively, where applicable, to reflect the 1-for-20 reverse stock split (“Reverse Stock Split”).

Going concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the original issuance date of the consolidated financial statements.

Since its inception, the Company has funded its operations primarily with proceeds from sales of preferred units and debt financings. In December 2020, the Company completed the Merger and a concurrent private placement of an aggregate of 1,460,861 shares of its common stock. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $57.5 million and $31.2 million for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $147.8 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2021, the original issuance date of the consolidated financial statements for the year ended December 31, 2020, the Company expects that its cash, cash equivalents and marketable securities will fund its operating expenses, capital expenditure requirements and debt service payments into the third quarter of 2022.

The Company will require additional financing to fund operations and plans to obtain additional funding through private or public equity financings, debt financings, or other capital sources, including collaborations with other companies or other strategic transactions. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Impact of the COVID-19

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete preclinical studies, delay its clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including current and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of common units prior to the Merger and the valuation of stock/unit-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Actual results may differ from those estimates or assumptions.

Segment information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. At times the Company may maintain cash and investment balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to provide services, supplies and materials related to its discovery programs. These programs could be adversely affected by a significant interruption in these services or the availability of materials.

Deferred financing costs

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs incurred in connection with obtaining access to capital are recorded in prepaid expenses and other current assets and are amortized over the term of the credit facility. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense using the effective interest method over the repayment term.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for a security deposit on the Company’s leased facilities, which was returned to the Company in August 2020, as well as amounts pledged as collateral for Company credit cards as part of the terms of the “New Loan” (see Note 8). These amounts are classified as restricted cash (current) and restricted cash (non-current), respectively, in the Company’s consolidated balance sheets. In December 2020, in connection with the Merger, the Company acquired Proteostasis’ restricted cash pledged as collateral for its office and laboratory space lease and amended its loan and security agreement to establish an escrow account in the amount of its Paycheck Protection Program loan (see Note 8). These amounts are classified as restricted cash (non-current) in the Company’s consolidated balance sheet as of December 31, 2020. As of December 31, 2020 and 2019, the cash and restricted cash of $82.9 million and $14.2 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $80.8 million and $14.0 million, respectively, and restricted cash of $2.1 million and $0.2 million, respectively.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory equipment	2 - 3 years
Office equipment, computers and software	2 - 5 years
Furniture and fixtures	2 - 7 years
Leasehold improvements	Shorter of remaining term of lease or useful life

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Assets held-for-sale

The Company classifies assets as held-for-sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the consolidated balance sheet as held-for-sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held-for-sale.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 or 2019.

Acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets that are acquired in an asset acquisition for use in research and development activities which have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D which has no alternative future use is recognized as research and development expense at acquisition. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed to research and development if there is no alternative future use associated with the asset, or capitalized as an intangible asset if alternative future use of the asset exists.

Fair value measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s long-term debt under its loan and security agreement approximates its fair value due to its variable interest rate.

Marketable securities

The Company’s marketable securities, which consist of debt securities, are classified as available-for-sale and are carried at fair value. Realized gains and losses are reported in other income (expense), net, within the consolidated statements of operations and comprehensive loss on a specific identification basis.

The Company conducts periodic reviews to identify and evaluate each investment in the Company’s portfolio that has an unrealized loss to determine whether a credit loss exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive income (loss). When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income (expense), net. No declines in value were deemed to be credit losses or other than temporary during the year ended December 31, 2020.

Revenue recognition

The Company accounts for its one collaboration arrangement, entered into in June 2020, under ASC Topic 606, Revenue From Contracts With Customers (ASC 606). For additional information on the Company’s collaboration agreement, see Note 6, Collaboration Agreement, to these consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

The Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity- specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded for deferred revenue.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Classification and accretion of preferred units

The Company’s preferred units were classified outside of members’ deficit on the consolidated balance sheets because the holders of such units had redemption rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company. The occurrence of a deemed liquidation event was not determined to be probable in any period prior to the Merger, therefore the carrying values of the preferred units were not being accreted to their redemption values.

Research and development costs

Costs for research and development activities are expensed in the period in which they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock/equity-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, manufacturing expenses, and external costs of vendors engaged to conduct research and preclinical development activities and clinical trials as well as the cost of licensing technology.

Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Research, development, and manufacturing contract costs and accruals

The Company has entered into various research, development, and manufacturing contracts with research institutions and other companies. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development, and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock/equity-based compensation

The Company measures awards with service-based vesting or performance-based vesting granted to employees, non-employees and directors based on the fair value of the award on the date of grant. Compensation expense for the awards is recognized over the requisite service period for employees and directors and as services are delivered for non-employees, both of which are generally the vesting period of the respective award. The Company uses the straight-line method to record the expense of awards with only service-based vesting conditions. The Company uses the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing once achievement of the performance condition becomes probable. The Company accounts for forfeitures of stock/equity-based awards as they occur.

The Company classifies stock/equity-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Income taxes

Prior to the Yumanity Reorganization, Holdings was organized as a Limited Liability Company and subject to the provisions of Subchapter K of the Internal Revenue Code. As such, Holdings was not viewed as a taxpaying entity in any jurisdiction and did not require a provision for income taxes. Each member was responsible for the tax liability, if any, related to its proportionate share of the member’s taxable income. The Company’s wholly owned corporate subsidiary was a taxpaying entity. After the Yumanity Reorganization, the Company and its subsidiary are both taxpaying entities.

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity/members’ deficit that result from transactions and economic events other than those with its members. The Company’s only elements of other comprehensive loss are unrealized gains (losses) on marketable securities.

Net loss per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common stock equivalents. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

Leases

In accordance with ASC 842, the Company determines at the inception of a contract if such arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

The Company often enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. Subsequent to the Company’s adoption of ASC 842 as of January 1, 2019, the Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The present value of future lease payments is determined by using the interest rate implicit in the lease if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company estimates its secured incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other- than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020 and the adoption had no impact on its consolidated financial statements.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently assessing the date of adoption and the impact of the adoption of this guidance on its consolidated financial statements.

3. Merger Accounting

On December 22, 2020, the Company completed its merger with PTI. Based on the Exchange Ratio, immediately following the Merger, former PTI stockholders, PTI option holders and other persons holding securities or other rights directly or indirectly convertible, exercisable or exchangeable for PTI Common Stock owned approximately 29.7% of the outstanding capital stock of the combined organization, and the former Yumanity stockholders, Yumanity option holders and other persons holding securities or other rights directly or indirectly convertible, exercisable or exchangeable for Yumanity Common Stock owned approximately 70.3% of the outstanding capital stock of the combined organization. At the closing of the Merger, all shares of Yumanity Common Stock were exchanged for an aggregate of 6,024,433 shares of PTI Common Stock.

The total purchase price paid in the Merger, including certain transaction costs, has been allocated to the tangible and intangible assets acquired and liabilities assumed of PTI based on their relative fair values as of the completion of the Merger. Transaction costs primarily included bank fees and professional fees associated with legal counsel, auditors and printers. The following summarizes the purchase price paid in the Merger (in thousands, except share and per share amounts):

Number of shares owned by Proteostasis stockholders (1)	2,708,537
Multiplied by fair value per share of Proteostasis common stock (2)	$22.20

Fair value of shares of combined organization owned by Proteostasis Stockholders	$60,130
Fair value of Proteostasis stock options assumed in Merger (3)	471
Transaction costs	2,689

Total purchase price	$63,290

(1)

The number of shares represents 2,609,489 shares of PTI common stock outstanding as of December 22, 2020, plus 25,719 shares issued for the settlement of severance obligations and 21,739 shares issued as compensation for investment banking fees related to the Merger. Additionally, 51,590 shares of restricted stock units were issued as compensation for two consultants hired by PTI. The number of shares reflects the impact of the Reverse Stock Split.

(2)	Based on the last reported sale price of PTI common stock on the Nasdaq Global Market on December 22, 2020, the closing date of the Merger, and after giving effect to the Reverse Stock Split.
(3)	Represents the fair value of the PTI options to purchase 194,550 shares of common stock outstanding at the time of the Merger.

The purchase price for the Merger was allocated to the net assets acquired on the basis of relative fair values. The following summarizes the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

Cash and cash equivalents	$35,111
Prepaid expenses and other current assets	703
Assets held-for-sale	250
Property and equipment, net	290
In-process research and development	28,336
Operating lease right-of-use assets	15,166
Restricted cash	828
Current liabilities	(7,171)
Operating lease liabilities	(10,223)

Total purchase price	$63,290

The acquired in-process research and development asset relates to two lead product candidates for the treatment of cystic fibrosis. Due to the stage of development of these assets at the date of acquisition, significant risk remained and it was not yet probable that there was future economic benefit from these assets. Absent successful clinical results and regulatory approval for the assets, there was no alternative future use associated with the assets. Accordingly, the value of the assets were expensed in the consolidated statements of operations for the year ended December 31, 2020.

4. Fair Value Measurements and Marketable Securities

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$77,129	$—	$—	$77,129
Commercial paper	—	1,800	—	1,800
Marketable securities:
Commercial paper	—	4,498	—	4,498

	$77,129	$6,298	$—	$83,427

Liabilities:
Preferred unit warrant liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,146	$—	$—	$13,146
Marketable securities:
Commercial paper	—	1,347	—	1,347

	$13,146	$1,347	$—	$14,493

Liabilities:
Preferred unit warrant liability	$—	$—	$261	$261

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

The following table provides a roll-forward of the aggregate fair values of the Company’s preferred units warrant liability, for which fair value was determined by Level 3 inputs (in thousands):

Preferred Unit Warrant Liability
Fair value at December 31, 2018	$50
Issuance of warrants to purchase Class B preferred units	223
Change in fair value	(12)

Fair value at December 31, 2019	261
Change in fair value	(72)
Reclassification of warrant liability to permanent equity	(189)

Fair value at December 31, 2020	$—

The preferred unit warrant liability in the table above consisted of the fair value of warrants to purchase preferred units issued in 2018 and 2019 (see Note 11) and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred unit warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred unit warrants. The Company assessed these assumptions and estimates at the end of each reporting period. Changes in the fair value of the preferred unit warrants were recognized within other income (expense) in the consolidated statements of operations. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred unit warrant liability was the fair value of the underlying preferred units as of each remeasurement date. The Company determined the fair value per unit of these preferred units by taking into consideration its most recent sales of its preferred units as well as additional factors that the Company deemed relevant. Immediately prior to the Merger, all of Holdings’ outstanding warrants were exchanged and became warrants to purchase shares of Yumanity Common Stock. As a result, the fair value of the warrants was reclassified to additional paid-in capital and there is no longer a warrant liability subject to remeasurement.

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,498	$—	$—	$4,498

	$4,498	$—	$—	$4,498

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,347	$—	$—	$1,347

	$1,347	$—	$—	$1,347

The Company’s marketable securities are due within one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$1,674	$2,351
Office equipment, computers and software	209	168
Furniture and fixtures	170	5
Leasehold improvements	—	85

	2,053	2,609
Less: Accumulated depreciation and amortization	(1,179)	(1,592)

	$874	$1,017

Assets held-for-sale	$250	$—

Depreciation and amortization expense was $0.8 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 the Company had $0.8 million of gross assets under finance leases, which primarily consisted of laboratory equipment, and related accumulated amortization of $0.6 million. At December 31, 2019, the Company had $1.8 million of gross assets under finance leases and related accumulated amortization of $1.3 million.

6. Collaboration Agreement

In June 2020, the Company entered into an exclusive license and research collaboration agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to support the research, development and commercialization of products for the treatment of amyotrophic lateral sclerosis (ALS) and frontotemporal lobar dementia (FTLD). Pursuant to the Collaboration Agreement, the Company granted Merck an exclusive, worldwide license with the right to grant and authorize sublicenses, under certain intellectual property rights related to two certain undisclosed targets in connection with the Company’s ALS and FTLD programs to make, have made, use, import, offer to sell and sell compounds and products covered by such intellectual property rights. In the event that the exploitation of such compound or product would infringe during the term of the Merck Collaboration Agreement a claim of an issued patent controlled by Yumanity, Yumanity also granted Merck a non-exclusive, sublicensable, royalty-free license under such issued patent to exploit such compound and product.

Under the terms of the Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually agreed upon research plan. Upon the completion of certain stages of the research plan, Merck will elect to either advance and make certain contractual option payments or terminate the applicable research program. If Merck elects not to advance a research program, such program terminates and the rights granted to Merck in the program revert to the Company. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds.

Under the terms of the Collaboration Agreement, the Company received an upfront payment totaling $15.0 million in July 2020 and is eligible to receive up to $280.0 million upon achievement of specified research and development milestones, and up to $250.0 million upon achievement of specified sales- based milestones as well as a tiered, mid-single digit royalty on net sales of licensed products, subject to customary reductions.

Unless terminated earlier, the Collaboration Agreement will continue in full force and effect until one or more products has received marketing authorization and, thereafter, until expiration of all royalty obligations under the Collaboration Agreement. The Company or Merck may terminate the Collaboration Agreement upon an uncured material breach by the other party or insolvency of the other party. Merck may also terminate the Merck Collaboration Agreement for any reason upon certain notice to the Company.

Merck also participated in the Company’s Class C preferred units financing in June 2020 with terms consistent with those of other investors that purchased Class C preferred units in June 2020 (see Note 9). The Class C preferred units were issued at a price of $4.0008 per unit, which was determined to be fair value based on the same price paid by other investors that purchased Class C preferred units in the financing. The equity investment was considered to be distinct from the Collaboration Agreement.

The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and will be recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2020, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $8.1 million, which is expected to be recognized as revenue within the next year. During the year ended December 31, 2020, the Company recorded $6.9 million of collaboration revenue related to the Collaboration

Agreement following the commencement of development services. At contract inception, the potential milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained. At the end of each reporting period, the Company reevaluates the transaction price and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up. At the inception of the arrangement, the Company evaluated the options held by Merck to either advance or terminate the applicable research program to determine if they provided Merck with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide Merck with a material right. As such, these options were excluded as performance obligations and will be accounted for if and when they occur.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation and benefits	$4,295	$1,318
Accrued external research and development expenses	1,780	689
Accrued professional fees	987	215
Other	789	199

	$7,851	$2,421

8. Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Principal amount of long-term debt	$16,123	$15,000
Less: Current portion of long-term debt	(2,891)	—

Long-term debt, net of current portion	13,232	15,000
Debt discount, net of accretion	(348)	(539)
Accrued end-of-term payment	353	9

Long-term debt, net of discount and current portion	$13,237	$14,470

The Company has outstanding borrowings of $15.0 million (“Tranche 1”) under a loan and security agreement entered into in December 2019 (the “New Loan”) with Hercules Capital, Inc. (the “Lender”). The Company may borrow an additional $5.0 million upon the occurrence of a development milestone and an equity event as defined in the agreement (“Tranche 2”), and an additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the New Loan are repayable in monthly interest-only payments until August 1, 2021, with the option to extend an additional six months upon the drawdown of Tranche 2. The interest-only period will be followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of i) 8.75% and ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the New Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. The Company may repay the New Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the New Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

In April 2020, the New Loan was amended to permit indebtedness consisting of a loan under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided that such loan shall be unsecured, shall not contain any terms or conditions that are adverse to the Lender’s rights under the loan and that the Company will not prepay such loan. In June 2020, the New Loan was amended and an additional final payment fee of $0.3 million became due upon repayment of the loan.

On December 22, 2020, the Company entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Merger under the New Loan between Yumanity, Inc. as borrower and the Lender. Immediately prior to the Merger, Yumanity, Inc. entered into a Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provides for the Company’s guaranty of Yumanity Inc.’s obligations under the Loan Agreement and provides the Lender a security interest in all of Company’s assets other than intellectual property as collateral. The Loan Amendment provides for the Lender’s consent to the Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with Yumanity’s outstanding Paycheck Protection Program loan amounts for which Yumanity has submitted a forgiveness application. The Loan Amendment also amends the definition of “Change in Control” to include the situations in which the Company no longer controls Yumanity, Inc. The remaining terms and conditions of the Loan Agreement generally continue in the form existing prior to the Loan Amendment.

As of December 31, 2020 and 2019, the interest rate applicable to borrowings under the New Loan was 8.75%. During the year ended December 31, 2020, the weighted average effective interest rate on outstanding borrowings under the New Loan was approximately 12.48%.

Borrowings under the New Loan are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There were no financial covenants associated with the New Loan; however, the Company is subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the New Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

In April 2020, prior to entering into the Merger Agreement with PTI in August 2020, the Company issued a Promissory Note to Silicon Valley Bank, pursuant to which it received loan proceeds of $1.1 million (the “Loan”) provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The Loan is unsecured, is scheduled to mature on April 24, 2022, and has a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest will be due commencing in August 2021 until the maturity date. Interest accrues on the unpaid principal balance from the inception date of the loan. Forgiveness of the Loan is only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. The Company has determined to account for the Loan as debt under ASC 470, “Debt”, and has allocated and recorded the loan proceeds between current and non-current liabilities. The Company further determined that loan forgiveness would become probable of occurring upon acceptance by the Small Business Association of the Company’s forgiveness application. If and when the loan forgiveness becomes probable, the Company will recognize income for debt extinguishment pursuant to ASC 470-50-15-4.

As of December 31, 2020, future principal payments due are as follows (in thousands):

Year Ending December 31,
2021	$2,891
2022	6,305
2023	6,341
2024	586
2025	—

$16,123

9. Preferred Units

Prior to the Merger, the Company had issued Class A preferred units, Class B preferred units, and Class C preferred units, collectively referred to as the “Preferred Units”. In June 2020, the Company issued and sold 5,404,588 Class C preferred units at a purchase price of $4.0008 per unit, resulting in cash proceeds of $21.2 million net of issuance costs of $0.4 million.

In connection with the issuance and sale of Class C preferred units, a majority of the Company’s voting preferred and common unit holders voted to amend the Company’s operating agreement such that Class B preferred unitholders who did not participate in a minimum purchase of Class C preferred units, referred to as non-participating holders, became holders of Class B preferred units referred to as “Defaulting Class B Preferred Units.” Class B preferred units other than the Defaulting Class B Preferred Units are referred to as Ordinary Class B preferred units. The terms of the Defaulting Class B Preferred Units are similar to the terms of common units with respect to distributions, except that Defaulting Class B Preferred Units are treated as one-fifth (1/5) of a common unit. The Defaulting Class B Preferred Units lose their rights associated with Preferred Units and have no voting rights. For accounting purposes, this transaction was treated as an extinguishment of the existing Class B preferred units held by the non-participating holders and the issuance of a new security. The carrying value of $7.0 million for the Class B preferred units exchanged for Defaulting Class B Preferred Units was removed from Preferred units on the balance sheet and the Defaulting Class B Preferred Units were reflected in permanent equity at their issuance date fair value of $0.3 million with the difference $6.7 million reflected as a reduction of accumulated deficit.

Preferred Units consisted of the following as of December 31, 2019 (in thousands, except unit amounts):

	December 31, 2019
	Preferred Units Authorized	Preferred Units Issued and Outstanding	Carrying Value	Liquidation Preference
Class A preferred units	8,555,165	8,075,629	$53,657	$54,591
Class B preferred units	8,960,573	4,315,472	36,042	36,121

	17,515,738	12,391,101	$89,699	$90,712

Yumanity Reorganization and Merger

Immediately prior to the Merger on December 22, 2020, pursuant to the Yumanity Reorganization, all of the Class A, Class B, and Class C preferred units converted to shares of Yumanity, Inc. common stock. Pursuant to the Merger, these shares of Yumanity Inc. common stock were then exchanged for shares of PTI common stock based upon the Exchange Ratio and the related carrying value was reclassified to common stock and additional paid-in capital. There were no preferred units outstanding after the Yumanity Reorganization.

10. Common Stock/Units

As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, all of which is undesignated. Each share of common stock entitles the holder to one vote for the election of directors and on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. No cash dividends have been declared or paid to date.

Prior to the Yumanity Reorganization, the Company had issued common units. Each common unit entitled the holder to one vote on all matters submitted to a vote of the Company’s members. In the event of any deemed liquidation, dissolution, or winding-up of the Company, the assets of the Company would have been distributed in accordance with the order of distributions described under the rights and preferences of the Preferred Units.

Prior to the Yumanity Reorganization, the Company also had outstanding restricted incentive units, a form of common units, that generally vested over four years (see Note 12).

Yumanity Reorganization

Immediately prior to the Merger, pursuant to the Yumanity Reorganization, all of Holdings’ outstanding common units, including the outstanding incentive units, were exchanged and became shares of common stock of Yumanity, Inc.

Private Placement

Following the Merger, on December 22, 2020, pursuant to the Subscription Agreement, dated as of December 14, 2020, by and among the Company and the purchasers named therein, the Company completed the sale of $33.6 million of the Company’s common stock, par value $0.001 per share to the purchasers in a private placement.

11. Warrants for Common Stock and Preferred and Common Units

Prior to the Merger, in December 2019, in connection with the New Loan (see Note 8), the Company issued 34,946 Class B preferred warrants with an exercise price of $8.37 per unit. Upon issuance of Class C preferred units in June 2020, the warrants for Class B preferred units issued in December 2019 became warrants to purchase of 73,109 Class C preferred units with an exercise price of $4.0008 per unit (see Note 9).

Yumanity Reorganization and Merger

As of December 31, 2019, the Company had outstanding warrants for the purchase of common units, Class A preferred units, and Class B preferred units (which became warrants to purchase Class C preferred units as described above). Immediately prior to the Merger, pursuant to the Yumanity Reorganization, all of Holdings’ outstanding warrants were exchanged and became warrants to purchase shares of Yumanity common stock. Upon consummation of the Merger, the warrants to purchase shares of Yumanity common stock became warrants to purchase the Company’s common stock. The contractual term of each warrant remained unchanged. No additional warrants were issued in 2020 and no warrants were exercised in 2020.

As of December 31, 2020, the Company’s outstanding warrants to purchase shares of common stock of the Company consisted of the following:

December 31, 2020
Issuance Date	Contractual Term (in Years)	Class of Stock	Number of Shares of Common Stock Issuable	Exercise Price
August 14, 2015	10	Common	74,622	$24.05
October 9, 2015	10	Common	7,798	$24.05
June 14, 2018	10	Common	2,152	$30.13
December 20, 2019	10	Common	15,414	$18.98

			99,986

12. Stock/Equity-Based Compensation

Incentive units

Prior to the Yumanity Reorganization, the Company’s operating agreement, as amended and restated, provided for the granting of incentive units, a type of common units, to officers, directors, employees, consultants and advisors. Holders of incentive units were entitled to receive distributions in proportion to their ownership percent interest, upon liquidation, that were in excess of the strike price of the award, (the “Participation Threshold”) set by the board of directors on the date of grant. The Participation Threshold was based on the amount that would be distributed in respect of a common unit pursuant to its liquidation preferences, if, upon a hypothetical liquidation of the Company on the date of issuance of such Incentive Unit, the Company sold its assets for their fair market value, satisfied its liabilities and distributed its remaining net assets to holders of units in liquidation. The Company determined that the underlying terms of the incentive units and the intended purpose of the awards were more akin to an equity-based compensation award than a performance bonus or profit-sharing arrangement and, therefore, the incentive units were equity-classified awards.

Incentive unit valuation

The fair value of each common unit was determined based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, including the contemporaneous valuations of the Company’s common units, the Company’s financial condition and operating results, the material risks related to the Company’s business, the Company’s stage of development and business strategy and the likelihood of achieving a liquidity event for the holders of the Company’s common units.

Incentive unit activity

A summary of unvested incentive unit (a type of common units) activity is as follows:

	Units	Weighted Average Grant Date Fair Value
Unvested incentive units at December 31, 2019	15,401	$8.68
Issued	—	$—
Vested	(14,008)	$8.68
Forfeited	(790)	$8.68
Exchange of incentive units for restricted common stock	(603)	$8.68

Unvested incentive units at December 31, 2020	—	$—

There were no restricted incentive units granted during the years ended December 31, 2020 and 2019. The aggregate grant-date fair value of restricted incentive units that vested during the years ended December 31, 2020 and 2019 was $0.1 million and $0.4 million, respectively. Unvested incentive units were a type of common unit and were exchanged for restricted common stock of Yumanity as described in Note 10. There were no incentive units outstanding following the Reorganization. As of December 31, 2020, the Company had 292 shares of unvested restricted common stock outstanding, which reflects the effect of the Yumanity Reorganization.

Summary of plans

Upon completion of the Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

2016 Stock Option and Incentive Plan

On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2020, an additional 78,175 shares were reserved for issuance under the 2016 Plan. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four years and expire after ten years. As of December 31, 2020, the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 322,605, of which 76,225 shares are available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan was increased by 303,495 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 Plan described above.

2016 Employee Stock Purchase Plan

On February 3, 2016, PTI’s stockholders approved the 2016 ESPP, which became effective in connection with the completion of the PTI’s initial public offering. A total of 6,938 shares of common stock were initially reserved for issuance under the 2016 ESPP. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase each January 1, beginning January 1, 2017, by the lesser of (i) 6,938 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31, or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of December 31, 2020, the total number of shares reserved under the 2016 ESPP was 34,689 shares. The number of shares reserved for issuance under the 2016 ESPP was increased by 6,937 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 ESPP described above.

Yumanity Therapeutics, Inc. Amended and Restated 2018 Stock Option and Grant Plan

On December 4, 2018, the Company’s board of directors adopted the 2018 Unit Option and Grant Plan (the “2018 Plan”), which was approved by the Company’s members on December 5, 2018. The 2018 Plan provided for the Company to grant unit options, restricted unit awards and unrestricted unit awards to employees, directors and consultants of the Company. As part of the Yumanity Reorganization and the Merger, the 2018 Plan was amended and restated as the “Yumanity Therapeutics, Inc. Amended and Restated 2018 Stock Option and Grant Plan”. Each stock option outstanding under the 2018 Plan at the Effective Time of the Merger was automatically converted into a stock option exercisable for the same number of shares of Yumanity common stock, and then assumed by the Company, based on the Exchange Ratio and the exercise price per share of such outstanding stock option, as adjusted for the Exchange Ratio. The 2018 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.

Options granted under the 2018 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of common shares that may be issued under the 2018 Plan is 1,527,210 as of December 31, 2020. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and units that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to units available under the 2018 Plan. As of December 31, 2020, 776,799 shares remain available for issuance under the 2018 Plan.

Under each plan, the exercise price per option granted is not less than the fair market value of common stock as of the date of grant.

Yumanity Reorganization and Merger

Immediately prior to the Merger, pursuant to the Yumanity Reorganization, all of Holdings’ outstanding options were exchanged on a 1-for-1 basis and became options to purchase shares of Yumanity common stock. The Company assumed all of the outstanding and unexercised options to purchase shares of Yumanity common stock upon consummation of the Merger.

Option valuation

The fair value of option grants is estimated using the Black-Scholes option-pricing model. Prior to the Merger, the Company was a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock/unit volatility based on the historical volatility of a publicly traded set of peer companies. The expected term of the Company’s options has been determined utilizing a midpoint convention estimate. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of options granted:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.1%	1.7%
Expected volatility	70.9%	72.1%
Expected dividend yield	—	—
Expected term (in years)	7.8	7.8

Option activity

The following table summarizes the Company’s option activity during the year ended December 31, 2020:

	Number of Shares/ Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	815,885	$14.71	9.41	$1,998
Granted	84,758	$16.51
Exercised	—	—
Forfeited	(150,232)	$14.99
Assumed as part of the Merger with Proteostasis	194,550	$68.48

Outstanding as of December 31, 2020	944,961	$20.70	8.29	$6,522

Vested and expected to vest as of December 31, 2020	944,961	$20.70	8.29	$6,522
Options exercisable as of December 31, 2020(1)	944,961	$20.70	8.29	$6,522

(1)	Certain options were immediately exercisable for restricted common stock which vest according to the original vesting terms of the option grant. No options have been exercised prior to vesting.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock/units for those stock/unit options that had exercise prices lower than the fair value of the Company’s common stock/units.

The weighted average grant-date fair value of stock/unit options granted during the years ended December 31, 2020 and 2019 was $11.39 per unit and $12.10 per share/unit, respectively.

Stock/equity-based compensation

The Company recorded stock/equity-based compensation expense related to common stock/unit options and restricted incentive units in the following expense categories in its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expenses	$663	$674
General and administrative expenses	1,603	871

	$2,266	$1,545

As of December 31, 2020, total unrecognized compensation cost related to unvested options and restricted common stock was $5.2 million, which is expected to be recognized over a weighted average period of 2.6 years.

In July 2020, the Company modified 722,009 outstanding unit options with a weighted-average exercise price of $14.90 per common unit to reduce the exercise price to $8.16 per common unit. The Company accounted for the re-pricing as a modification of the awards for accounting purposes. The resulting compensation charge related to the modification was equal to the positive difference between the fair value of the modified awards and the fair value of the original awards immediately before they were deemed modified for accounting purposes. For the portion of awards that were vested as of the modification date, equity-based compensation expense equal to the amount of the incremental fair value of the modified awards of $0.1 million was recognized immediately on the modification date. For the portion of the awards that were unvested as of the modification date, equity-based compensation expense related to the incremental fair value of the modified awards of $0.5 million as well as unrecognized compensation expense related to the original award are being recognized over the remaining service period.

13. Income Taxes

Prior to the Yumanity Reorganization, Holdings was treated as a partnership for federal income tax purposes and, therefore, its owners, and not Holdings, were subject to U.S. federal or state income taxation on the income of Holdings. Holdings’ directly held subsidiary Yumanity Therapeutics, Inc. was treated as a corporation for U.S. federal income tax purposes and was subject to taxation in the United States. Subsequent to the Yumanity Reorganization, the Company is a corporation and is subject to taxation in the United States. In each reporting period, the Company’s tax provision includes the effects of consolidating the results of the operations of its subsidiary.

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has no foreign operations and therefore, has not provided for any foreign taxes.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.6)	(6.1)
Federal and state research and development tax credits	(2.5)	(1.1)
In-process research and development (1)	10.4	—
Other	1.2	0.4
Change in deferred tax asset valuation allowance	13.5	27.8

Effective income tax rate	0.0%	0.0%

(1)	Represents the tax effect on the in-process research and development expense recorded on the acquisition of PTI

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$122,460	$23,142
Research and development tax credit carryforwards	18,654	2,324
Property and equipment	184	312
Accrued expenses	539	360
Capitalized intellectual property costs	89	109
Stock/equity-based compensation expense	1,084	370
Operating lease liabilities	4,670	79
Other	—	103

Total deferred tax assets	147,680	26,799

Deferred tax liabilities:
Operating lease right-of-use assets	(5,836)	(75)
Other	(172)	—

Total deferred tax liabilities	(6,008)	(75)

Valuation allowance	(141,672)	(26,724)

Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $453.8 million and $429.9 million, respectively, which may be available to offset future taxable income. Federal and state net operating loss carryforwards of $228.1 million and $429.9 million, respectively, begin to expire in 2026 and 2030, respectively. Federal net operating loss carryforwards of $225.7 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $14.3 million and $5.5 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2027.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future, including those tax attributes acquired from PTI via the Merger.

These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance as of beginning of year	$26,724	$18,044

Increases recorded to income tax provision	7,777	8,680
Amounts from Merger with PTI	107,171	—

Valuation allowance as of end of year	$141,672	$26,724

As of December 31, 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present; however, carryforward attributes that were generated prior to December 31, 2016 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. COVID-19 relief provisions were also included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. The FFCR Act, the CARES Act, and the CAA contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation on the tax deductibility of net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

14. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(57,487)	$(31,209)
Gain on extinguishment of Class B preferred units	6,697	—
Net loss applicable to common shareholders	$(50,790)	$(31,209)

Denominator:
Weighted average common shares/units outstanding, basic and diluted	2,354,143	2,121,843

Net loss per share/unit, basic and diluted	$(21.57)	$(14.71)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2020	2019
Options to purchase common stock	944,961	815,885
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986

	1,044,947	915,871

15. Leases

The Company leased office and laboratory facilities in Cambridge, Massachusetts (the “Old Premises”) from an investor in the Company under a noncancelable operating lease that began in April 2015 and expired in March 2020. In February 2020, the Company amended the lease for the Old Premises to extend the lease expiration to April 30, 2020. The amendment was accounted for as a lease reassessment and the right-of-use asset and lease liability were remeasured at the reassessment date of February 2020 resulting in an increase of $0.1 million to the right-of-use asset for prepaid rent and a reduction of $0.1 million to the lease liability. In May 2020, the Company amended the lease for the Old Premises to extend the lease expiration to May 23, 2020 and recognized the final rent payment of less than $0.1 million in expense.

In February 2020, the Company entered into a license agreement with a third party for the use of office and laboratory space in Boston, Massachusetts, commencing in May 2020 (the “New Premises”). The Company determined that this license agreement qualified as a lease under ASC 842, Leases (“ASC 842”). The initial term of the license agreement is three years with the option to extend for a total of three one-year periods at fair-market rent at the time of each extension. In addition to use of office and laboratory space, the license fee includes various laboratory, office, and operational support services to be provided by the licensor. The initial monthly license fee escalates 3% annually and totals approximately $12.0 million for the three-year term.

Additionally, the licensee agreement for the New Premises requires the Company to pay for a non-exclusive, irrevocable license to use forty-two unreserved parking spaces adjacent to the New Premises at the prevailing monthly parking rate. On May 1, 2020, the lease commencement date was met and the Company recorded an operating lease asset of $10.6 million and a corresponding lease liability of $10.2 million.

On December 22, 2020, as part of the Merger, the Company acquired a lease for approximately 30,000 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in January 2018 with rent payments commencing in April 2018. The initial term of the lease was ten years with the option to extend for an additional seven years at fair-market rent at the time of the extension. In addition to use of office and laboratory space, the Company is responsible for paying its allocable portion of building and laboratory operating expenses separately from rent, based on actual costs incurred. Remaining fixed lease payments at the time of the Merger were approximately $14.2 million. On December 22, 2020, the Company recorded an operating lease asset and corresponding lease liability of $10.2 million associated with this lease. The operating lease asset was increased by the value attributable to the below-market lease of $3.1 million and an allocated portion of the excess purchase price for the Merger of $1.9 million (see Note 3).

The Company also leases property and equipment under agreements that are accounted for as finance leases.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$3,097	$1,101
Short-term lease cost	$—	$—
Variable lease cost	$271	$583

Finance lease cost:
Amortization of lease assets	$361	$896
Interest on lease liabilities	20	55

Total finance lease cost	$381	$951

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,461	$1,131
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$20	$55
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$347	$958
Operating lease liabilities arising from obtaining right-of-use assets	$10,219	$469
Finance lease liabilities arising from obtaining right-of-use assets	$102	$—

The weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2020	2019
Weighted-average remaining lease term (in years) used for:
Operating leases	5.03	0.25
Finance leases	1.26	1.42
Weighted-average discount rate used for:
Operating leases	9.01%	8.11%
Finance leases	6.46%	6.09%

Because the interest rates implicit in the license agreement and lease agreement assumed from PTI were not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of each. The present value of the Company’s finance leases was calculated using the rate implicit in the lease.

As of December 31, 2020, future annual lease payments under the Company’s real estate operating leases and equipment finance leases were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$5,997	$173
2022	6,173	49
2023	2,977	—
2024	1,931	—
2025	1,985	—
Thereafter	4,841	—

Total future lease payments	23,904	222
Less: Imputed interest	(4,957)	(8)

Total lease liabilities	$18,947	$214

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

Leases	Consolidated Balance Sheet Classification	Amount
Assets:
Operating lease assets	Operating lease right-of- use assets	$23,678
Finance lease assets	Property and equipment, net	199

Total leased assets		$23,877

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$4,468
Finance lease liabilities	Current portion of finance lease obligation	166
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	14,479
Finance lease liabilities	Finance lease obligation, net of current portion	48

Total lease liabilities		$19,161

16. Commitments and Contingencies

License agreement

The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain know-how related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the years ended December 31, 2020 or 2019. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.

Contingent Value Rights Agreement

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitles each holder of Company Common Stock as of immediately prior to the effective time of the Merger (the “Effective Time”) to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the CF Assets ( the “CF Assets”) completed during the 9-month period after the Effective Time (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Merger Agreement). The CVR agreement became effective at Closing of the Merger and will continue in effect until the payment of all amounts payable thereunder or, if no CF Asset sale is completed, at the nine-month anniversary of the Effective Time. No liability has been recorded at December 31, 2020 associated with the CVR’s as any related amounts are not considered probable or estimable.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Legal Matters

Between October 14 and December 7, 2020, following the announcement of the proposed merger among PTI, Yumanity, Inc. and Merger Sub, a wholly owned subsidiary of PTI, nine lawsuits were filed by purported stockholders of PTI challenging the Merger. The first lawsuit, brought as a putative class action, is captioned Aniello v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-08578 (S.D.N.Y. filed Oct. 14, 2020). The remaining eight lawsuits, brought by the plaintiffs individually, are captioned Culver v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08595 (S.D.N.Y. filed

Oct. 15, 2020); Donolo v. Proteostasis Therapeutics, Inc. et al., 1:20-cv-01400 (D. Del. filed Oct. 16, 2020); Straube v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08653 (S.D.N.Y. filed Oct. 16, 2020); Beck v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08783 (S.D.N.Y. filed Oct. 21, 2020); Dreyer v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-05193 (E.D.N.Y. filed Oct. 28, 2020); Kopkin v. Proteostasis Therapeutics, Inc. et al., No. 1:20-cv-12103 (D. Mass. filed Nov. 23, 2020); Merritt v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-10275 (S.D.N.Y. filed Dec. 6, 2020); and Koh v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-10296 (S.D.N.Y. filed Dec. 7, 2020). All of the complaints named PTI and the individual members of PTI’s board of directors as defendants. The Aniello complaint also named Yumanity, Inc. as an additional defendant, and the Donolo complaint named Yumanity, Inc. and Merger Sub as additional defendants. The complaints asserted violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder against PTI and its directors, and violations of Section 20(a) of the Exchange Act against PTI’s directors. The Donolo complaint asserted an additional violation of Section 20(a) of the Exchange Act against Yumanity, Inc. The Aniello complaint asserted additional claims for breach of fiduciary duty against PTI’s directors and aiding and abetting against PTI and Yumanity, Inc.. The plaintiffs contended that the registration statement on Form S-4 filed by PTI with the Securities and Exchange Commission on September 23, 2020 (the “Registration Statement”) or the proxy statement/prospectus on Form 424B3 filed by PTI with the SEC on November 12, 2020 (the “Definitive Proxy”) omitted or misrepresented certain material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages, dissemination certain information requested by the plaintiffs, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. While PTI and Yumanity, Inc. believed that the disclosures set forth in the Registration Statement and Definitive Proxy complied fully with all applicable law and denied the allegations in the pending actions described above, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, on December 9, 2020, PTI filed a Form 8-K voluntarily to supplement certain disclosures in the Definitive Proxy related to plaintiffs’ claims with the supplemental disclosures (the “Supplemental Disclosures”). Following the filing of the Supplemental Disclosures, all of the actions discussed above were voluntarily dismissed by the respective plaintiffs. On March 18, 2021, the parties executed a confidential fee and settlement agreement, pursuant to which all claims were released by plaintiffs and their counsel and an immaterial payment of a mootness fee will be paid to plaintiffs’ counsel, a portion of which will be paid by the Company’s insurer.

17. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. To date, the Company has not made any contributions to the plan.

18. Related Parties

The Company leased certain office and laboratory space from an investor in the Company until May 2020 (see Note 15). Lease expense associated with this lease agreement for the years ended December 31, 2020 and 2019 was $0.4 million and $1.1 million, respectively. Amounts paid to the investor under the lease agreement during the years ended December 31, 2020 and 2019 were $0.6 million and $1.7 million, respectively. There were no amounts payable to the investor as of December 31, 2020 or 2019.

19. Subsequent Events

Sublease agreement

In January 2021, the Company entered into an 18-month sublease of the approximately 30,000 square feet of office and laboratory space under the lease acquired as part of the Merger, for which it will receive approximately $2.9 million of base rent payments over the sublease term. In accordance with the terms of the sublease, rent payments commenced in February 2021.

On March 29, 2021, the New Loan was amended again to allow for the creation of a new foreign subsidiary, as well as changing certain covenants related to the financial operations of said subsidiary. The subsidiary has not yet been formed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Business Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our President and Chief Executive Officer and our Chief Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2020.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 117 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Exhibit Number	Description

2.1++	Agreement and Plan of Merger and Reorganization, dated as of August 22, 2020, by and among Proteostasis Therapeutics, Inc., Pangolin Merger Sub, Inc., Yumanity Therapeutics, Inc. and Yumanity Holdings, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on August 24, 2020 and incorporated herein by reference).

2.2	First Amendment to Merger Agreement, dated as of November 6, 2020, by and among Proteostasis Therapeutics, Inc. Pangolin Merger Sub, Inc., Yumanity Therapeutics, Inc. and Yumanity Holdings LLC (filed as Exhibit 2.2. to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on November 6, 2020 and incorporated herein by reference).

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-228529) as filed with the SEC on November 23, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Company related to the Reverse Stock Split, dated December 22, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 30, 2020 and incorporated herein by reference).

3.3	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Company related to the Name Change, dated December 22, 2020 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 30, 2020 and incorporated herein by reference).

3.4	Third Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on August 24, 2020 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-208735) as filed with the SEC on February 1, 2016 and incorporated herein by reference).

4.2*	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Third Amended and Restated Stockholders’ Agreement of the Registrant (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-208735) as filed with the SEC on February 1, 2016 and incorporated herein by reference).

10.2	Contingent Value Rights Agreement, dated as of December 22, 2020 by and among the Company and Shareholder Representative Services LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 30, 2020 and incorporated herein by reference).

10.3	Unconditional Secured Guaranty and Pledge Agreement, dated December 22, 2020 by and between the Company and Hercules Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 30, 2020 and incorporated herein by reference).

10.4#	2016 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-208735) as filed with the SEC on February 1, 2016 and incorporated herein by reference).

10.5#	2016 Employee Stock Purchase Plan (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-208735) as filed with the SEC on February 1, 2016 and incorporated herein by reference).

10.6#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-208735) as filed with the SEC on February 1, 2016 and incorporated herein by reference).

10.7	Lease between the Registrant, as Tenant, and Ice Box, LLC, as Landlord, dated as of September 19, 2017 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37695) as filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.8	First Amendment to Lease by and between the Registrant and Ice Box, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37695) as filed with the SEC on August 8, 2018 and incorporated herein by reference).

10.9+	Tangible Property and Exclusive Patent License Agreement, by and between Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.), Yumanity Holdings, LLC and Whitehead Institute for Biomedical Research, dated as of February 4, 2016 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.10+	Exclusive License and Research Collaboration Agreement, by and between Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.) and Merck Sharp & Dohme Corp., dated as of June 19, 2020 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on October 28, 2020 and incorporated herein by reference).

10.11	License Agreement, by and between Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.) and MIL 40G LLC, dated as of February 5, 2020 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.12	Loan and Security Agreement, by and among Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.) and Hercules Capital, Inc., dated as December 20, 2019 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.13	Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020, by and among Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.), the lenders party thereto and Hercules Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 30, 2020 and incorporated herein by reference).

10.14*	Amended and Restated Warrant Agreement to Purchase Common Stock of the Company issued to Hercules Capital, Inc., dated December 22, 2020.

10.15#	Employment Agreement, by and between Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.) and Richard Peters, M.D., Ph.D., dated as of June 30, 2019 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on October 28, 2020 and incorporated herein by reference).

10.16#	Employment Agreement, by and between Yumanity, Inc. (formerly Yumanity Therapeutics, Inc. (as successor to Yumanity Pharmaceuticals, LLC)) and Paulash Mohsen, dated as of April 8, 2015 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on October 28, 2020 and incorporated herein by reference).

10.17#	Employment Agreement, by and between Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.) and Brigitte Robertson, M.D., dated as of November 18, 2019 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on October 28, 2020 and incorporated herein by reference).

10.18#	Form of indemnification agreement with Yumanity Therapeutics, Inc. directors and officers (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on October 28, 2020 and incorporated herein by reference).

10.19#	Yumanity Therapeutics, Inc. Amended and Restated 2018 Stock Option and Grant Plan and forms of award agreements thereunder (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 30, 2020 and incorporated herein by reference).

10.20	U.S. Small Business Administration Paycheck Protection Program Note with Silicon Valley Bank, dated as of April 24, 2020 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.21	Common Unit Warrant issued to Alexandria Equities, LLC (as predecessor to Alexandria Venture Investments, LLC) on October 9, 2015 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.22	Common Unit Warrant issued to Redmile Capital Offshore II Master Fund, Ltd. on August 14, 2015 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.23	Common Unit Warrant issued to Redmile Biotechnologies Investments I AF, LP (as predecessor to Redmile Biopharma Investments I, L.P.) on August 14, 2015 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.24	Common Unit Warrant issued to Susan L. Lindquist Family Trust (as successor to the Estate of Susan L. Lindquist) dated August 14, 2015 (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on October 28, 2020 and incorporated herein by reference).

10.25	Common Unit Warrant issued to N. Anthony Coles on August 14, 2015 (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.26	Warrant to Purchase Limited Liability Company Interests issued to Silicon Valley Bank on June 14, 2018 (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.27	Warrant to Purchase Limited Liability Company Interests issued to Oxford Finance LLC dated June 14, 2018 (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-4 (File No. 333-248993) as filed with the SEC on September 23, 2020 and incorporated herein by reference).

10.28#	Amended and Restated Employment Agreement, by and between Yumanity, Inc. (formerly known as Yumanity Therapeutics, Inc.) and N. Anthony Coles M.D., dated as of January 29, 2016 (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on November 6, 2020 and incorporated herein by reference).

10.29	Subscription Agreement, dated as of December 14, 2020 by among the Company and certain purchasers listed therein (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37695) filed on December 15, 2020).

10.30	Registration Rights Agreement, dated as of December 22, 2020 by among the Company and certain purchasers listed therein (filed as Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 001-37695) filed on December 30, 2020).

21.1*	Subsidiaries of Yumanity Therapeutics, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

32.1**	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

Portions of this Exhibit (indicated with [***]) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

++	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yumanity Therapeutics, Inc.

Date: March 31, 2021	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard Peters	Director, President, Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Richard Peters

/s/ Paulash Mohsen	Chief Business Officer (Principal Financial Officer)	March 31, 2021
Paulash Mohsen

/s/ Marie Epstein	Vice President, Finance (Principal Accounting Officer)	March 31, 2021
Marie Epstein

/s/ N. Anthony Coles	Director	March 31, 2021
N. Anthony Coles

/s/ Patricia Allen	Director	March 31, 2021
Patricia Allen

/s/ David Arkowitz	Director	March 31, 2021
David Arkowitz

/s/ Kim C. Drapkin	Director	March 31, 2021
Kim C. Drapkin

/s/ Richard A. Heyman	Director	March 31, 2021
Richard A. Heyman

/s/ Jeffery W. Kelly	Director	March 31, 2021
Jeffery W. Kelly

/s/ Cecil B. Pickett	Director	March 31, 2021
Cecil B. Pickett

/s/ Lynne Zydowsky	Director	March 31, 2021
Lynne Zydowsky