Form 10-Q
period 2021-03-31
YUMANITY THERAPEUTICS, INC.
filed 2021-05-13
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 10,202,506 shares of common stock, $0.001 par value per share, outstanding.

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	our ability to recruit and enroll suitable patients in our clinical trials;

•	the potential attributes and benefits of our product candidates;

•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;

•	the timing, scope or likelihood of regulatory filings and approvals;

•	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;

•	the implementation of our business model and our strategic plans for our business, product candidates, technology and our discovery engine;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of our product candidates, if approved;

•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

•	our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;

•	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;

•	the potential for our business development efforts to maximize the potential value of our portfolio;

•	our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we are pursuing for our product candidates;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our financial performance;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our expectations related to the use of our cash reserves;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of laws and regulations, including without limitation recently enacted tax reform legislation;

•	our expectations regarding the time during which we are an emerging growth company under the JOBS Act;

•	the effect of COVID-19 on the foregoing; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part II, Item 1A.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

You should read this Quarterly Report and the documents that we file with the Securities and Exchange Commission with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$52,114	$80,819
Marketable securities	10,771	4,498
Prepaid expenses and other current assets	3,752	2,264

Total current assets	66,637	87,581
Property and equipment, net	685	874
Operating lease right-of-use assets	22,431	23,678
Deposits	386	386
Restricted cash	2,066	2,066
Assets held-for-sale	83	250

Total assets	$92,288	$114,835

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,947	$7,384
Accrued expenses and other current liabilities	3,549	7,851
Current portion of long-term debt	3,675	2,891
Operating lease liabilities	4,611	4,468
Current portion of finance lease obligation	109	166
Deferred revenue	4,572	8,104

Total current liabilities	18,463	30,864
Long-term debt, net of discount and current portion	11,413	13,237
Operating lease liabilities, net of current portion	13,283	14,479
Finance lease obligation, net of current portion	35	48
Other liabilities	162	—

Total liabilities	43,356	58,628

Commitments and contingencies (Note 10)
Stockholders’ equity/(deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; no shares issued and 10,193,831 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	205,414	204,007
Accumulated deficit	(156,492)	(147,810)

Total stockholders’ equity/(deficit)	48,932	56,207

Total liabilities and stockholders’ equity/(deficit)	$92,288	$114,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share/unit and per share/unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$3,532	$—
Operating expenses:
Research and development	6,779	5,029
General and administrative	6,052	2,032

Total operating expenses	12,831	7,061

Loss from operations	(9,299)	(7,061)

Other income (expense):
Change in fair value of preferred unit warrant liability	—	5
Interest expense	(488)	(454)
Interest income and other income (expense), net	(29)	45
Gain on debt extinguishment	1,134	—

Total other income (expense), net	617	(404)

Net loss	$(8,682)	$(7,465)

Net loss applicable to common shareholders	(8,682)	(7,465)

Net loss per share/unit, basic and diluted	$(0.85)	$(3.47)

Weighted average common shares/units outstanding, basic and diluted	10,193,328	2,150,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,682)	$(7,465)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	—	—

Comprehensive loss	$(8,682)	$(7,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share/unit amounts)

(Unaudited)

	Preferred Units		Common Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2019	12,391,101	$89,699	2,163,099	$5,120	—	$—	$—	$—	$(97,020)	$(91,900)
Stock/equity-based compensation expense	—	—	—	570	—	—	—	—	—	570
Net loss	—	—	—	—	—	—	—	—	(7,465)	(7,465)

Balances at March 31, 2020	12,391,101	89,699	2,163,099	$5,690	—	$—	$—	$—	$(104,485)	$(98,795)

	Preferred Units		Common Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2020	—	$—	—	$—	10,193,831	$10	$204,007	$—	$(147,810)	$56,207
Stock/equity-based compensation expense	—	—	—	—	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	—		—	—	(8,682)	(8,682)

Balances at March 31, 2021	—	—	—	$—	10,193,831	$10	$205,414	$—	$(156,492)	$48,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,682)	$(7,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums (accretion of discounts) on marketable securities	(4)	(3)
Depreciation and amortization expense	200	200
Non-cash lease expense	1,247	179
Stock/equity-based compensation expense	1,407	570
Other non-cash expense	48	—
Non-cash interest expense	155	116
Gain on debt extinguishment	(1,134)	—
Change in fair value of preferred unit warrant liability	—	(5)
Gain on sale of property and equipment	(2)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,374)	105
Deposits	—	(848)
Operating lease liabilities	(1,053)	(291)
Accounts payable	(5,437)	(651)
Accrued expenses and other current liabilities	(4,127)	(190)
Deferred revenue	(3,532)	—

Net cash used in operating activities	(22,288)	(8,283)

Cash flows from investing activities:
Purchases of marketable securities	(9,869)	—
Proceeds from sales and maturities of marketable securities	3,600	1,350
Purchases of property and equipment	(6)	(170)

Net cash (used in) provided by investing activities	(6,275)	1,180

Cash flows from financing activities:
Payments of debt issuance costs related to long-term debt	(72)	—
Payments of finance lease obligations	(70)	(88)

Net cash used in financing activities	(142)	(88)

Net decrease in cash, cash equivalents and restricted cash	(28,705)	(7,191)
Cash, cash equivalents and restricted cash at beginning of period	82,885	14,246

Cash, cash equivalents and restricted cash at end of period	$54,180	$7,055

Supplemental cash flow information:
Cash paid for interest	$328	$263

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Yumanity Therapeutics, Inc. (formerly Proteostasis Therapeutics, Inc., and together with its wholly owned subsidiaries, the “Company” or “Yumanity”) is a clinical stage biopharmaceutical company engaged in the research and development of treatments for neurodegenerative diseases caused by protein misfolding.

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

The transaction was accounted for as a reverse merger and as an asset acquisition in accordance with GAAP. Under this method of accounting, Yumanity was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Yumanity’s equity holders owned a majority of the voting rights in the combined organization, (ii) Yumanity designated a majority of the members (7 of 9) of the initial board of directors of the combined organization and (iii) Yumanity’s senior management hold all key positions in the senior management of the combined organization. Accordingly, for accounting purposes, (i) the Merger was treated as the equivalent of the Yumanity issuing stock to acquire the net assets of PTI, (ii) the net assets of PTI were allocated a portion of the transaction price and recorded based upon their relative fair values in the financial statements at the time of closing, (iii) the reported historical operating results of the combined organization prior to the Merger will be those of Yumanity and (iv) for periods prior to the transaction, shareholders’ equity of the combined organization is presented based on the historical equity structure of Yumanity. As a result, as of the closing date of the Merger, the net assets of PTI were recorded at their acquisition-date fair values in the financial statements of Yumanity and the reported operating results prior to the Merger will be those of Yumanity. As used herein, the words “the Company” refer to, for periods following the Merger, Yumanity Therapeutics, Inc., together with its wholly owned subsidiaries, and for periods prior to the Merger, Holdings, and its wholly owned subsidiary, as applicable.

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

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to common stock/unit share and per share amounts have also been adjusted to reflect the Exchange Ratio.

Going concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the original issuance date of the condensed consolidated financial statements.

Since its inception, the Company has funded its operations primarily with equity and debt including proceeds from the Merger. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $8.7 million for the three-month period ended March 31, 2021. In addition, as of March 31, 2021, the Company had an accumulated deficit of $156.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2021, the Company expects that its cash, cash equivalents and marketable securities will fund its operating expenses, capital expenditure requirements and debt service payments into the third quarter of 2022.

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

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including current and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements, as of March 31, 2021 and for the three months ended March 31, 2021, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2021 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2020 and the notes thereto, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2021. There were no changes to significant accounting policies during the three months ended March 31, 2021.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s long-term debt under its loan and security agreement approximates its fair value due to its variable interest rate.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, and depending on the amendment, adoption was applied on a retrospective, modified retrospective, or prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC Topic 848). This authoritative guidance provides optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance may no longer be applied after December 31, 2022. In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR, or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848. The Company anticipates that the adoption of the guidance will not have a material impact on the Company’s condensed consolidated financial statements

3. Fair Value Measurements and Marketable Securities

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$51,059	$—	$—	$51,059
Marketable securities:
Commercial paper	—	10,771	—	10,771

	$51,059	$10,771	$—	$61,830

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$77,129	$—	$—	$77,129
Commercial paper	—	1,800	—	1,800
Marketable securities:
Commercial paper	—	4,498	—	4,498

	$77,129	$6,298	$—	$83,427

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,771	$—	$—	$10,771

		$—	$—

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,498	$—	$—	$4,498

	$4,498	$—	$—	$4,498

The Company’s marketable securities are due within one year.

4. Collaboration Agreement

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

Merck also participated in the Company’s Class C preferred units financing in June 2020 with terms consistent with those of other investors that purchased Class C preferred units in June 2020. The Class C preferred units were issued at a price of $4.0008 per unit, which was determined to be fair value based on the same price paid by other investors that purchased Class C preferred units in the financing. The equity investment was considered to be distinct from the Collaboration Agreement.

The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and will be recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of March 31, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $4.6 million, which is expected to be recognized as revenue within the next year. For the three months period ended March 31, 2021, the Company recorded $3.5 million of collaboration revenue related to the Collaboration Agreement. At contract inception, the potential milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained. At the end of each reporting period, the Company reevaluates the transaction price and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up. At the inception of the arrangement, the Company evaluated the options held by Merck to either advance or terminate the applicable research program to determine if they provided Merck with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide Merck with a material right. As such, these options were excluded as performance obligations and will be accounted for if and when they occur.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued employee compensation and benefits	$585	$4,295
Accrued external research and development expenses	$1,531	1,780
Accrued professional fees	$1,001	987
Other	$432	789

	$3,549	$7,851

6. Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Principal amount of long-term debt	$15,000	$16,123
Less: Current portion of long-term debt	(3,675)	(2,891)

Long-term debt, net of current portion	11,325	13,232
Debt discount, net of accretion	(365)	(348)
Accrued end-of-term payment	453	353

Long-term debt, net of discount and current portion	$11,413	$13,237

The Company has outstanding borrowings of $15.0 million (“Tranche 1”) under a loan and security agreement entered into in December 2019 (the “Term Loan”) with Hercules Capital, Inc. (the “Lender”). The Company may borrow an additional $5.0 million upon the occurrence of a development milestone and an equity event as defined in the agreement (“Tranche 2”), and an additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the Term Loan are repayable in monthly interest-only payments until August 1, 2021, with the option to extend an additional six months upon the drawdown of Tranche 2. The interest-only period will be followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of i) 8.75% and ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. The Company may repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the Term Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

In April 2020, the Term Loan was amended to permit indebtedness consisting of a loan under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided that such loan shall be unsecured, shall not contain any terms or conditions that are adverse to the Lender’s rights under the loan and that the Company will not prepay such loan. In June 2020, the Term Loan was amended and an additional final payment fee of $0.3 million became due upon repayment of the loan.

On December 22, 2020, the Company entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Merger under the Term Loan between Yumanity, Inc. as borrower and the Lender. Immediately prior to the Merger, Yumanity, Inc. entered into a Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provides for the Company’s guaranty of Yumanity Inc.’s obligations under the Loan Agreement and provides the Lender a security interest in all of Company’s assets other than intellectual property as collateral. The Loan Amendment provides for the Lender’s consent to the Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with Yumanity’s outstanding Paycheck Protection Program loan amounts for which Yumanity has submitted a forgiveness application. The Loan Amendment also amends the definition of “Change in Control” to include the situations in which the Company no longer controls Yumanity, Inc. The remaining terms and conditions of the Loan Agreement generally continue in the form existing prior to the Loan Amendment.

As of March 31, 2021 and December 31, 2020, the interest rate applicable to borrowings under the Term Loan was 8.75%. For the three months ended March 31, 2021, the weighted average effective interest rate on outstanding borrowings under the Term Loan was approximately 3.22%.

On March 29, 2021, the Term Loan was amended again to allow for the creation of a new foreign subsidiary, as well as changing certain covenants related to the financial operations of said subsidiary. The subsidiary was formed on April 23, 2021.

Borrowings under the Term Loan are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There were no financial covenants associated with the Term Loan; however, the Company is subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Term Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

In April 2020, prior to entering into the Merger Agreement with PTI in August 2020, the Company issued a Promissory Note to Silicon Valley Bank, pursuant to which it received loan proceeds of $1.1 million (the “Loan”) provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. On April 3, 2021, the Company was notified by Silicon Valley Bank that the Loan forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, the Company has recognized $1.1 million in income for debt extinguishment.

As of March 31, 2021, future principal payments due are as follows (in thousands):

Year	Aggregate Minimum Payments
2021	$2,268
2022	5,805
2023	6,341
2024	586
2025	—

$15,000

7. Stock/Equity-Based Compensation

Restricted Stock Units (RSUs)

On February 1, 2021, the Company’s board approved payment to be made to Company employees through a grant of RSUs based on the February 1, 2021 closing share price of the Company’s common stock with a fair value of $2.2 million. The requisite service period for the awards ranges from one to four years (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. As of March 31, 2021, 122,419 RSUs were granted and the Company recognized $0.3 million of stock-based compensation expense during the three months ended March 31, 2021.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2021:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	—	$—
Issued	122,469	$17.89
Vested	—	$—
Forfeited	(6,044)	$17.89
Unvested balance at March 31, 2021	116,425	$17.89

Summary of plans

Upon completion of the Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

2016 Stock Option and Incentive Plan

On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2020, an additional 78,175 shares were reserved for issuance under the 2016 Plan. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four years and expire after ten years. As of March 31, 2021 the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 626,100, of which 112,409 shares are available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan was increased by 303,495 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 Plan described above.

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

Options granted under the 2018 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of common shares that may be issued under the 2018 Plan is 1,527,210 as of March 31, 2021. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and units that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to units available under the 2018 Plan. As of March 31, 2021, 435,628 shares remain available for issuance under the 2018 Plan.

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

Option activity

The following table summarizes the Company’s option activity during three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	944,961	$20.70	8.29	6,522
Granted	528,075	$17.90	4.72	111
Exercised	—	—	—	—
Forfeited	(36,392)	$14.11
Outstanding as of March 31, 2021	1,436,644	$19.79	7.77	7,338
Vested and expected to vest as of March 31, 2021	1,436,644	$19.79	7.77	7,338

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock/units for those stock/unit options that had exercise prices lower than the fair value of the Company’s common stock/units.

The grant date fair value of options granted during the period was $6.5 million, or $12.39 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period ranging from one to four years.

Stock/equity-based compensation

The Company recorded stock/equity-based compensation expense related to common stock/unit options and restricted units in the following expense categories in its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$391	$226
General and administrative expenses	1,016	344

	$1,407	$570

As of March 31, 2021, total unrecognized compensation cost related to unvested options and restricted common stock was $10.0 million, which is expected to be recognized over a weighted average period of 2.82 years.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(8,682)	$(7,465)

Denominator:
Weighted average common shares/units outstanding, basic and diluted	10,193,328	2,150,017

Net loss per share/unit, basic and diluted	$(0.85)	$(3.47)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2021	2020
Options to purchase common stock	1,436,644	1,166,894
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986

	1,536,630	1,266,880

9. Leases

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

On December 22, 2020, as part of the Merger, the Company acquired a lease for approximately 30,000 square feet of office and laboratory space (the “Merger Premises”) in Boston, Massachusetts. The lease commenced in January 2018 with rent payments commencing in April 2018. The initial term of the lease was ten years with the option to extend for an additional seven years at fair-market rent at the time of the extension. In addition to use of office and laboratory space, the Company is responsible for paying its allocable portion of building and laboratory operating expenses separately from rent, based on actual costs incurred. Remaining fixed lease payments at the time of the Merger were approximately $14.2 million. On December 22, 2020, the Company recorded an operating lease asset and corresponding lease liability of $10.2 million associated with this lease. The operating lease asset was increased by the value attributable to the below-market lease of $3.1 million and an allocated portion of the excess purchase price for the Merger of $1.9 million.

On January 7, 2021 the Company entered into a sublease agreement (the “Sublease”) with Moma Therapeutics, Inc. (the “Subtenant”), whereby the Company subleased the entire Merger Premises to the Subtenant. The initial term of the Sublease commences on the date the Company receives consent to the Sublease from the landlord and shall continue until 18 months from the commencement date. The Sublease provides for the first monthly installment of rent to be paid by the Subtenant on the date of the Sublease.

The Sublease provides for an initial annual base rent of $1,939,340, which increases annually up to a maximum annual base rent of $1,997,520. The Subtenant also is responsible for paying to the Company operating costs, annual tax costs and all utility costs attributable to the Premises during the term of the Sublease. Expense arising from the Merger Premises of $ 0.5 million for the three months ended March 31, 2021 and lease income from the Sublease of $0.3 million for the three months ended are classified in operating expense on a net basis.

The Company also leases property and equipment under agreements that are accounted for as finance leases.

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,666	$282
Short-term lease cost	—	—
Variable lease cost	77	160
Finance lease cost:
Amortization of lease assets	67	116
Interest on lease liabilities	3	7

Total finance lease cost	$70	123

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,247	$291
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$3	$7
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$70	$88
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—

The weighted-average remaining lease term and discount rate were as follows:

	As of March 31,
	2021	2020
Weighted-average remaining lease term (in years) used for:
Operating leases	4.88	0.25
Finance leases	1.25	1.19
Weighted-average discount rate used for:
Operating leases	9.02%	8.11%
Finance leases	6.10%	6.05%

Because the interest rates implicit in the license agreement and lease agreement assumed from PTI were not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of each. The present value of the Company’s finance leases was calculated using the rate implicit in the lease.

As of March 31, 2021, future annual lease payments under the Company’s real estate operating leases and equipment finance leases were as follows (in thousands):

Year	Operating Leases	Finance Leases
2021	$4,527	$100
2022	6,173	49
2023	2,977	—
2024	1,931	—
2025	1,985	—
Thereafter	4,840	—

Total future lease payments	22,433	149
Less: Imputed interest	(4,538)	(5)

Total lease liabilities	$17,895	$144

The following table presents lease assets and liabilities and their classification on the condensed consolidated balance sheet (in thousands):

Leases	Condensed Consolidated Balance Sheet Classification	Amount
Assets:
Operating lease assets	Operating lease right-of- use assets	$22,431
Finance lease assets	Property and equipment, net	132

Total leased assets		$22,563

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$4,611
Finance lease liabilities	Current portion of finance lease obligation	109
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	13,283
Finance lease liabilities	Finance lease obligation, net of current portion	35

Total lease liabilities		$18,038

10. Commitments and Contingencies

License agreement

The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain know-how related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the three months ended March 31, 2021 and the year ended December 31, 2020. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.

Contingent Value Rights Agreement

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitles each holder of Company Common Stock as of immediately prior to the effective time of the Merger (the “Effective Time”) to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the CF Assets ( the “CF Assets”) to any one of three specified counterparties completed during the 9-month period after the Effective Time (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Merger Agreement). The CVR agreement became effective at Closing of the Merger and will continue in effect until the payment of all amounts payable thereunder or, if no CF Asset sale is completed, at the nine-month anniversary of the Effective Time. No liability has been recorded at March 31, 2021 and December 31, 2020 associated with the CVR’s as each of the three counterparties has expressed it is not interested in a transaction and so any related amounts are not considered probable or estimable.

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

Legal Matters

Between October 14 and December 7, 2020, following the announcement of the proposed merger among PTI, Yumanity, Inc. and Merger Sub, a wholly owned subsidiary of PTI, nine lawsuits were filed by purported stockholders of PTI challenging the Merger. The first lawsuit, brought as a putative class action, is captioned Aniello v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-08578 (S.D.N.Y. filed Oct. 14, 2020). The remaining eight lawsuits, brought by the plaintiffs individually, are captioned Culver v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08595 (S.D.N.Y. filed Oct. 15, 2020); Donolo v. Proteostasis Therapeutics, Inc. et al., 1:20-cv-01400 (D. Del. filed Oct. 16, 2020); Straube v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08653 (S.D.N.Y. filed Oct. 16, 2020); Beck v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08783 (S.D.N.Y. filed Oct. 21, 2020); Dreyer v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-05193 (E.D.N.Y. filed Oct. 28, 2020); Kopkin v. Proteostasis Therapeutics, Inc. et al., No. 1:20-cv-12103 (D. Mass. filed Nov. 23, 2020); Merritt v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-10275 (S.D.N.Y. filed Dec. 6, 2020); and Koh v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-10296 (S.D.N.Y. filed Dec. 7, 2020). All of the complaints named PTI and the individual members of PTI’s board of directors as defendants. The Aniello complaint also named Yumanity, Inc. as an additional defendant, and the Donolo complaint named Yumanity, Inc. and Merger Sub as additional defendants. The complaints asserted violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder against PTI and its directors, and violations of Section 20(a) of the Exchange Act against PTI’s directors. The Donolo complaint asserted an additional violation of Section 20(a) of the Exchange Act against Yumanity, Inc. The Aniello complaint asserted additional claims for breach of fiduciary duty against PTI’s directors and aiding and abetting against PTI and Yumanity, Inc.. The plaintiffs contended that the registration statement on Form S-4 filed by PTI with the Securities and Exchange Commission on September 23, 2020 (the “Registration Statement”) or the proxy statement/prospectus on Form 424B3 filed by PTI with the SEC on November 12, 2020 (the “Definitive Proxy”) omitted or misrepresented certain material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages, dissemination certain information requested by the plaintiffs, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. While PTI and Yumanity, Inc. believed that the disclosures set forth in the Registration Statement and Definitive Proxy complied fully with all applicable law and denied the allegations in the pending actions described above, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, on December 9, 2020, PTI filed a Form 8-K voluntarily to supplement certain disclosures in the Definitive Proxy related to plaintiffs’ claims with the supplemental disclosures (the “Supplemental Disclosures”). Following the filing of the Supplemental Disclosures, all of the actions discussed above were voluntarily dismissed by the respective plaintiffs. On March 18, 2021, the parties executed a confidential fee and settlement agreement, pursuant to which all claims were released by plaintiffs and their counsel and an immaterial payment of a mootness fee will be paid to plaintiffs’ counsel, a portion of which will be paid by the Company’s insurer. On April 1, 2021 the mootness fee was paid by the Company.

11. Related Parties

There were no related party transactions for the three months ended March 31, 2021. The Company leased certain office and laboratory space from an investor in the Company until May 2020. Lease expense and amounts paid to the investor associated with this lease agreement for three months ended March 31, 2020 was $0.3 million and $0.9 million, respectively. There were no amounts payable to the investor as of March 31, 2020.

12. Subsequent Events

On April 13, 2021, the Term Loan was amended to reduce the end-of-term charge from $0.3 million to $0.1 million and to extend the availability of Tranche 2 from March 31, 2021 to June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our goal is to advance one new program into the clinic every year. Our lead program, YTX-7739, is now in Phase 1 clinical trials for the potential treatment and disease modification of Parkinson’s disease. YTX-7739 targets an enzyme known as stearoyl-CoA desaturase (“SCD”). Inhibition of SCD in multiple cellular systems, including patient-derived neurons, as well as in a novel mouse model of Parkinson’s disease, has been demonstrated to overcome the toxicity of misfolded alpha-synuclein or α-synuclein, a protein strongly associated with Parkinson’s disease. We recently completed a Phase 1 single ascending dose (“SAD”) study of YTX-7739 in healthy volunteers, which evaluated a broad range of doses of YTX-7739. We also completed a Phase 1a multiple ascending dose (“MAD”) study in healthy volunteers, and announced results in April 2021. A Phase 1b clinical study of YTX-7739 in patients with Parkinson’s disease has commenced as a continuation of the MAD study. The Phase 1b part of the study will assess safety, tolerability and pharmacokinetics of YTX-7739 as well as proof of biology in patients with Parkinson’s disease by exploring biomarkers of target engagement. The study will also explore potential correlative clinical parameters such as electroencephalography and neuroimaging measurements to monitor for early effects of YTX-7739. Early results from the Phase 1b part are anticipated in mid-2021. Our second program, YTX-9184, also inhibits SCD but is chemically distinct from YTX-7739. Good Laboratory Practice (“GLP”) safety pharmacology and toxicological studies for YTX-9184 were initiated in the second quarter of 2020. We anticipate commencing the first in human studies of YTX-9184 in 2021 and intend to develop YTX-9184 for the potential treatment of dementia with Lewy bodies, a devasting neurodegenerative disease which is also characterized by the abnormal accumulation of aggregates of α-synuclein.

At the center of our scientific foundation is our drug discovery engine, which is based on technology licensed from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. This core technology, combined with investments and advancements by us, is designed to enable rapid screening to identify drugs with the potential to modify disease by overcoming toxicity in disease-causing gene networks. Toxicity in many neurodegenerative diseases results from an aberrant accumulation of misfolded proteins in the brain. We leverage our proprietary discovery engine to identify and screen novel drug targets and drug molecules for their ability to protect nerve cells from toxicity arising from misfolded proteins. To date, we have identified over 20 targets, most of which have not previously been linked to neurodegenerative diseases. We believe this discovery platform will allow us to replenish our pipeline as programs graduate towards the clinic.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $8.7 million and $7.5 million, respectively, for the three months ended March 31, 2021 and 2020. As of March 31, 2021, we had an accumulated deficit of $156.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities particularly if and as we:

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

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $62.9 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022 from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The transaction was accounted for as a reverse merger and as an asset acquisition in accordance with Generally Accepted Accounting Principles in the United States, or GAAP. Under this method of accounting, Yumanity was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Yumanity’s equity holders owned a substantial majority of the voting rights in the combined organization, (ii) Yumanity designated a majority of the members (7 of 9) of the initial board of directors of the combined organization and (iii) Yumanity’s senior management held all key positions in the senior management of the combined organization. Accordingly, for accounting purposes, the transaction was treated as the equivalent of Yumanity issuing stock to acquire the net assets of Proteostasis. As a result, as of the closing date of the Merger, the net assets of Proteostasis were recorded at their acquisition-date fair values in the financial statements of the Company and the reported operating results prior to the Merger are those of Yumanity.

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

We will record revenue over the research term as we satisfy our performance obligation under the Collaboration Agreement. Accordingly, the upfront payment of $15.0 million will be recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. We recorded $3.5 million and $0 million of collaboration revenue for the three months ended March 31, 2021 and 2020, respectively, related to the Collaboration Agreement.

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

Interest Expense

Interest expense consists of interest charged on outstanding borrowings associated with our loan and security agreements, as well as amortization of debt issuance costs and accretion of a final payment payable upon the maturity or the repayment in full of all obligations under such loans. Interest expense also consists of interest related to finance leases.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our invested cash balances. Other income (expense), net includes a gain on the extinguishment of debt upon forgiveness of the PPP loan (see Paycheck Protection Loan section of the Description of Indebtedness below).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$3,532	$—	$3,532
Operating expenses:
Research and development	6,779	5,029	1,750
General and administrative	6,052	2,032	4,020

Total operating expenses	12,831	7,061	5,770

Loss from operations	$(9,299)	(7,061)	(2,238)

Other income (expense):
Change in fair value of preferred unit warrant liability	—	5	(5)
Interest expense	(488)	(454)	(34)
Interest income and other income (expense), net	(29)	45	(74)
Loss on debt extinguishment	1,134	—	1,134

Total other expense, net	617	(404)	1,021

Net loss	$(8,682)	$(7,465)	$(1,217)

Collaboration Revenue

Collaboration revenue recognized during the three months ended March 31, 2021 of $3.5 million was related to our Collaboration Agreement with Merck. The upfront payment of $15.0 million received in July 2020 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$1,721	$794	$927
YTX-9184	503	315	188
Platform, research and discovery, and unallocated expenses:			—
Platform and other early stage research external costs	1,070	715	355
Personnel related (including equity-based compensation)	2,028	2,272	(244)
Facility related and other	1,457	933	524

Total research and development expenses	$6,779	$5,029	$1,750

Research and development expenses were $6.8 million for the three months ended March 31, 2021, an increase of $1.8 million from $5.0 million for the three months ended March 31, 2020. Direct expenses of our YTX-7739 program increased by $0.9 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The change was due primarily to an increase in clinical and consultant costs as YTX-7739 progressed from a SAD study in 2020 to MAD clinical studies during the first quarter of 2021. Direct expenses of our YTX-9184 program increased by $0.2 million from $0.3 million for the three months ended March 21, 2020 to $0.5 million for the three months ended March 31, 2021. The change was primarily due to preclinical and consulting costs as the program progresses towards clinical studies. Platform and other early-stage research external costs increased by $0.4 million from $0.7 million in the three months ended March 31, 2020 to $1.1 million in the three months ended March 31, 2021. This change was primarily due to decreased laboratory activities as a result of COVID-19 in 2020 as well as preparations for the move to new office and laboratory space in the second quarter of 2020. Personnel related costs decreased by $0.2 million primarily due to employee turnover in the research and development function during 2020 which continued to be reflected in the three months ended March 31, 2021.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including equity-based compensation)	$2,268	$1,251	$1,017
Professional and consultant fees	2,085	649	1,436
Facility related and other	1,699	132	1,567

Total general and administrative expenses	$6,052	$2,032	$4,020

General and administrative expenses were $6.1 million for the three months ended March 31, 2021, an increase of $4.0 million from $2.0 million for the three months ended March 31, 2020. The increase of $1.0 million in personnel related costs was primarily due to $0.7 million in stock/equity-based compensation and $0.3 million due to additional hiring in the general and administrative function. Personnel-related costs for each of the three months ended March 31, 2021 and 2020 included stock/equity-based compensation of $1.0 million and $0.3 million, respectively. Professional and consultant fees increased by $1.4 million primarily due to higher audit expenses and legal fees related to operating as a public company. Facility and other related costs increased by $1.6 million primarily due to incremental public company insurance premiums of $0.5 million, $0.4 million of lease expense in excess of sublease income, and $0.2 million paid in settlement of litigation.

Other Income (Expense)

Other income (expense), net increased by $1.0 million from the three months ended March 31, 2021 to the three months ended March 31, 2020 resulting primarily from a $1.1 million gain on the extinguishment of debt upon forgiveness of the PPP loan (see Paycheck Protection Loan section of the Description of Indebtedness below).

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(22,288)	$(8,283)
Cash (used in) provided by investing activities	(6,275)	1,180
Cash used in financing activities	(142)	(88)

Net decrease in cash, cash equivalents, and restricted cash	$(28,705)	$(7,191)

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, operating activities used $22.3 million of cash, resulting from our net loss of $8.7 million, primarily due to net cash changes in our operating assets and liabilities of $15.6 million and the add back of the $1.1 million gain on extinguishment included in our net loss for the period. Those changes were offset by non-cash charges of $2.9 million, including $1.2 million of non-cash lease expense and $1.4 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted of a $3.5 million decrease in deferred revenue due to the recognition of revenue related to the Collaboration Agreement (see note 4 to the financial statements). Additionally, there was a $9.6 million decrease in accounts payable and accrued expenses and other current liabilities, primarily due to $5.7 million that was paid to settle severance and other obligations resulting from the merger, as well as payment of $1.7 million of 2020 performance bonuses offset by 2021 bonus expense accrued, and $1.7 million of banking commissions paid related to the Private Placement that closed in the fourth quarter of 2020. There was also a decrease of $1.1 million in operating lease liabilities resulting from lease payments, and a $1.5 million increase in prepaid expenses and other current assets, primarily due to the upfront payment of the annual directors’ and officers’ insurance premium.

During the three months ended March 31, 2020, operating activities used $8.3 million of cash, resulting from our net loss of $7.5 million and net cash used by changes in our operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $1.1 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted of a $0.3 million decrease in operating lease liabilities and a $0.1 million increase in prepaid expenses and other current assets, partially offset by a $0.8 million decrease in accounts payable and accrued expenses and other current liabilities.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Net Cash (Used in)/Provided by Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $6.3 million, primarily related to net cash used of $6.3 million for net purchases of marketable securities and $0.2 million of proceeds from the sales of assets acquired during the Merger.

During the three months ended March 31, 2020, net cash provided by investing activities was $1.2 million, primarily related to cash provided by the net sales and maturities of marketable securities, partially offset by the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $0.1 million, consisting primarily of payments of finance lease obligations of $0.1 million.

Net cash used in financing activities for the three months ended March 31, 2020 was $0.1 million, consisting primarily of payments of finance lease obligations.

Description of Indebtedness

Loan and Security Agreement

We have outstanding borrowings of $15.0 million (“Tranche 1”), under a loan and security agreement entered into in December 2019 (the “Term Loan”) with Hercules Capital, Inc. (the “Lender”). We may borrow an additional $5.0 million upon the occurrence of a development milestone and an equity event as defined in the agreement (“Tranche 2”), and an additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the Term Loan are repayable in monthly interest-only payments until August 1, 2021, with the option to extend an additional six months upon the drawdown of Tranche 2. The interest-only period will be followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of (i) 8.75% and (ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. We may repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the Term Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

In April 2020, the Term Loan was amended to permit indebtedness consisting of a loan under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provided that such loan shall be unsecured, shall not contain any terms or conditions that are adverse to the lender’s rights under the loan and that we will not prepay such loan. In June 2020, the Term Loan was amended and an additional final payment fee of $0.3 million became due upon repayment of the loan.

On December 22, 2020, we entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Merger under the Term Loan between us as borrower and the Lender. Immediately prior to the Merger, we entered into a Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provides for our guaranty of our obligations under the Loan Agreement and provides the Lender a security interest in all of our assets other than intellectual property as collateral. The Loan Amendment provides for the Lender’s consent to the Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with our outstanding Paycheck Protection Program loan amounts for which we have submitted a forgiveness application. The Loan Amendment also amends the definition of “Change in Control” to include the situations in which we no longer control Yumanity, Inc., our wholly-owned subsidiary. The remaining terms and conditions of the Loan Agreement generally continue in the form existing prior to the Loan Amendment.

On March 29, 2021, the Term Loan was amended again to allow for the creation of a new foreign subsidiary, as well as changing certain covenants related to the financial operations of said subsidiary. The subsidiary was formed on April 23, 2021.

On April 13, 2021, the Term Loan was amended to reduce the end-of-term charge from $0.3 million to $0.1 million and to extend the availability of Tranche 2 from March 31, 2021 to June 30, 2021.

Borrowings under the Term Loan are collateralized by substantially all of our personal property, other than our intellectual property. There were no financial covenants associated with the Term Loan; however, we are subject to certain affirmative and negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Term Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change to our business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

Paycheck Protection Program Loan

In April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020, we issued a Promissory Note to Silicon Valley Bank, pursuant to which we received loan proceeds of $1.1 million (the “PPP Loan”), provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The PPP Loan was unsecured, was scheduled to mature on April 24, 2022, and had a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest will be due commencing in August 2021 until the maturity date. Interest accrues on the unpaid principal balance from the inception date of the loan. Forgiveness of the PPP Loan is only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. On April 3, 2021, we were notified by Silicon Valley Bank that our forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, we have recognized $1.1 million in income for debt extinguishment.

At-the-Market Offering Program

In April 2021, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may issue and sell, from time-to-time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $60.0 million. Jefferies acts as the Company’s sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction from the Company. The Company will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the sales agreement. The Company did not sell any shares of its common stock under the ATM program during the three months ended March 31, 2021.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022 from the date of issuance of the condensed consolidated financial statements included in this quarterly report. The timing and amount of our operating expenditures will depend largely on:

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

The Merger and a concurrent private placement were completed in December 2020, which provided us with $35.1 million incremental cash from the Merger and net proceeds of $31.6 million from the concurrent private placement. As of May 13, 2021, the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2021, we expect that our existing cash, cash equivalents and marketable securities will fund our operating expenses, capital expenditure requirements and debt service payments into the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Business Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our President and Chief Executive Officer and our Chief Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Information with respect to legal proceedings and this item is included in Note 10 of our condensed consolidated financial statements contained in Part II, Item 8 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission (“SEC”), before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

We have funded our operations to date through proceeds from collaborations and sales of preferred units. From our inception through March 31, 2021, we have received gross proceeds of $125.5 million from such transactions. As of March 31, 2021, our cash, cash equivalents and marketable securities were $62.9 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $156.5 million as of March 31, 2021.

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

As of March 31, 2021, our cash, cash equivalents and marketable securities were $62.9 million. We will require additional funding to advance YTX-7739 beyond Phase 1 clinical trials and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in our Phase 1 clinical trial for YTX-7739. Developing small-molecule products is expensive, and we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Failures or delays in the commencement or completion of, or ambiguous or negative results from, our clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.

We do not know whether any of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•

the FDA or other regulatory bodies may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold;

•	delays in filing or receiving approvals of additional investigational new drug (“IND”) applications that may be required;

•	lack of adequate funding to continue our clinical trials and preclinical studies;

•	negative results from our preclinical studies and clinical trials;

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

•	unforeseen safety issues, including any that could be identified in our preclinical studies or clinical trials, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue clinical trials.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we does not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

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

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•

the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act (the “ACA”) require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians ( as defined by the law), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as physician ownership and investment interests, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members and payments or other “transfers of value” to such physician owners; Such information is subsequently made publicly available in a searchable format on a CMS website, effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician assistants and nurse practitioners; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. For example, Virginia recently enacted the Consumer Data Protection Act that will become effective will become effective on January 1, 2023, and is similar to the CCPA and CPRA. While the CCPA and CPRA exceptions for certain activities involving data collect in the context of clinical trials, health data governed by California’s Confidentiality of Medical Information Act, and for PHI governed by HIPAA, and other state laws may contain equivalent exemptions, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

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

We rely, and expect to continue to rely, on third parties to conduct any preclinical studies and clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct preclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct preclinical studies and clinical trials on our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials. We will rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We do not control the manufacturing process of, and is completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to pass a pre-approval inspection and we would be unable to obtain regulatory approval for our product candidate. We may be required to change contract manufacturers and verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

We do not currently have any issued patents covering our clinical-stage product candidate YTX-7739 as a composition of matter. We cannot provide any assurances that any of our pending patent applications will mature into issued patents in any particular jurisdiction and, if they do, that such patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. The patent application and approval process is expensive, complex, and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. If we are unable to obtain or maintain patent protection with respect to any of our proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

In December 2019, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) (the “Term Loan”), which was most recently amended in March 2021. The Term Loan provides up to $30.0 million of debt financing and has interest-only payments through August 1, 2021, with the option to extend an additional six months upon the drawdown following occurrence of a development milestone and an equity event as defined in the agreement. Thereafter, we are obligated to make payments that will include equal installments of principal and interest through the maturity date of January 1, 2024. As of March 31, 2021, $15.0 million was outstanding under the Term Loan.

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

As of March 31, 2021, we had 46 full-time employees and two part-time employees, and in connection with becoming a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2020, we had federal and state net operating loss (“NOL”) carryforwards of $453.8 million and $429.9 million, respectively. Of the federal NOL carryforwards, $228.1 million begin to expire in 2026, and $225.7 million can be carried forward indefinitely. Under Section 382 of the Code changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the Merger, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the Merger, could have a material adverse effect on our results of operations in future years. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that the NOL is already not limited

Under current law, federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

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

Proteostasis Therapeutics (“Proteostasis”) stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

Pursuant to the Contingent Value Rights Agreement,(“CVR Agreement”) for each share of Proteostasis common stock held, Proteostasis stockholders of record as of immediately prior to the effective time of the Merger (after giving effect to the exercise or settlement of any Proteostasis options or Proteostasis restricted stock units) received one contingent value right (“CVR”) entitling such holders to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights to any of three specified counterparties of all or any part of Proteostasis’ intellectual property relating to its cystic fibrosis clinical programs (the “CF Assets”) completed prior to the effective time of the Merger or during the nine-month period after such effective time (a “CF Monetization”) (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Merger).

A CF Monetization was not completed prior to the effective time of the Merger and each of the three specified counterparties has expressed that it is not interested in a transaction. The right of Proteostasis stockholders to receive any future payment for or derive any value from the CVRs is contingent solely upon our ability to monetize all or any part of the CF Assets through a CF Asset monetization within the time periods specified in the CVR Agreement and the consideration received being greater than the amounts permitted to be reimbursed to us under the CVR Agreement. If a CF Asset Monetization is not achieved within the time periods specified in the CVR Agreement or the consideration received is not greater than the amounts permitted to be reimbursed to Proteostasis, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1	Fifth Amendment and Consent to Loan and Security Agreement dated as of March 29, 2021, by and among Yumanity, Inc., the lenders party thereto and Hercules Capital, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 13, 2021	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Date: May 13, 2021	By:	/s/ Paulash Mohsen
Paulash Mohsen
Chief Business Officer and Principal Financial Officer