Form 10-Q
period 2021-06-30
YUMANITY THERAPEUTICS, INC.
filed 2021-08-12
CIK 1445283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, the registrant had 10,306,306 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
YUMANITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$47,329	$80,819
Marketable securities	8,299	4,498
Prepaid expenses and other current assets	2,557	2,264

Total current assets	58,185	87,581
Property and equipment, net	592	874
Operating lease right-of-use assets	21,160	23,678
Deposits	386	386
Restricted cash	928	2,066
Assets held-for-sale	—	250

Total assets	$81,251	$114,835

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,811	$7,384
Accrued expenses and other current liabilities	3,631	7,851
Current portion of long-term debt	5,107	2,891
Operating lease liabilities	4,758	4,468
Current portion of finance lease obligation	84	166
Deferred revenue	2,458	8,104

Total current liabilities	17,849	30,864
Long-term debt, net of discount and current portion	10,079	13,237
Operating lease liabilities, net of current portion	12,032	14,479
Finance lease obligation, net of current portion	22	48
Other liabilities	162	—

Total liabilities	40,144	58,628

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 10,282,046 shares issued and 10,193,831 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	208,043	204,007
Accumulated deficit	(166,946)	(147,810)

Total stockholders’ equity	41,107	56,207

Total liabilities and stockholders’ equity	$81,251	$114,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share/unit and per share/unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$2,114	$—	$5,646	$—
Operating expenses:
Research and development	7,327	3,939	14,106	8,968
General and administrative	4,712	2,599	10,764	4,631

Total operating expenses	12,039	6,538	24,870	13,599

Loss from operations	(9,925)	(6,538)	(19,224)	(13,599)

Other income (expense):
Change in fair value of preferred unit warrant liability	—	21	—	26
Interest expense	(463)	(455)	(951)	(909)
Interest income and other income (expense), net	(66)	—	(95)	45
Gain on debt extinguishment	—	—	1,134	—

Total other income (expense), net	(529)	(434)	88	(838)

Net loss	$(10,454)	$(6,972)	$(19,136)	$(14,437)

Gain on extinguishment of Class B preferred units	—	6,697	—	6,697
Net loss applicable to common shareholders	(10,454)	(275)	(19,136)	(7,740)

Net loss per share/unit, basic and diluted	$(1.03)	$(0.13)	$(1.88)	$(3.59)

Weighted average common shares/units outstanding, basic and diluted	10,195,608	2,156,363	10,194,474	2,153,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(10,454)	$(6,972)	$(19,136)	$(14,437)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—

Comprehensive loss	$(10,454)	$(6,972)	$(19,136)	$(14,437)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share/unit amounts)
(Unaudited)

	Preferred Units		Common Units		Defaulting Class B Preferred Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity/ Members’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2020	—	$—	—	$—	—	$—	10,193,831	$10	$204,007	$—	$(147,810)	$56,207
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	—	—	—		—	—	(8,682)	(8,682)

Balances at March 31, 2021	—	—	—	—	—	—	10,193,831	$10	$205,414	$—	$(156,492)	$48,932

Issuance of common stock from at the market offering, net of issuance costs	—	—	—	—	—	—	82,132	—	1,313	—	—	1,313
Exercises of common stock options	—	—	—	—	—	—	6,083	—	57	—	—	57
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	1,259	—	—	1,259
Net loss	—	—	—	—	—	—	—	—	—	—	(10,454)	(10,454)

Balances at June 30, 2021	—	$—	—	$—	—	$—	10,282,046	$10	208,043	$—	$(166,946)	$41,107

	Preferred Units		Common Units		Defaulting Class B Preferred Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity/ Members’
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2019	12,391,101	$89,699	2,163,099	$5,120	—	$—	—	$—	$—	$—	$(97,020)	$(91,900)
Stock/equity-based compensation expense	—	—	—	570	—	—	—	—	—	—	—	570
Net loss	—	—	—	—	—	—	—	—	—	—	(7,465)	(7,465)

Balances at March 31, 2020	12,391,101	89,699	2,163,099	$5,690	—	$—	—	$—	$—	$—	$(104,485)	$(98,795)

Issuance of Class C preferred units, net of issuance costs of $388	5,404,588	$21,235										$—
Exchange of Class B preferred units for Defaulting Class B preferred units	(836,319)	(288)	—	—	836,319	288	—	—	—	—	—	—
Gain on extinguishment of Class B preferred units	—	(6,697)	—	—	—	—	—	—	—	—	6,697	$6,697
Forfeiture of unvested incentive units	—	—	(351)	—	—	—	—	—	—	—	—	—
Stock/equity-based compensation expense	—	—		502								502
Net loss	—	—	—	—	—	—	—	—	—	—	(6,972)	(6,972)

Balances at June 30, 2020	16,959,370	$103,949	2,162,748	$6,192	836,319	$288	—	$—	—	$—	$(104,760)	$(98,568)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	(19,136)	(14,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums (accretion of discounts) on marketable securities	(7)	(3)
Depreciation and amortization expense	375	388
Non-cash lease expense	2,518	899
Stock/equity-based compensation expense	2,666	1,072
Other non-cash expense	55	—
Non-cash interest expense	284	232
Gain on debt extinguishment	(1,134)	—
Change in fair value of preferred unit warrant liability	—	(26)
Loss (gain) on sale of property and equipment	63	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	(15,000)
Prepaid expenses and other current assets	(164)	(471)
Deposits	—	(340)
Operating lease liabilities	(2,157)	(318)
Accounts payable	(5,573)	(913)
Accrued expenses and other current liabilities	(4,047)	(385)
Deferred revenue	(5,646)	15,000

Net cash used in operating activities	(31,903)	(14,304)

Cash flows from investing activities:
Purchases of marketable securities	(9,869)	—
Proceeds from sales and maturities of marketable securities	6,075	1,350
Purchases of property and equipment	(90)	(169)
Proceeds from sale of property and equipment	—	12

Net cash (used in) provided by investing activities	(3,884)	1,193

Cash flows from financing activities:
Proceeds from issuance of Class C preferred units, net of offering costs paid	—	21,419
Proceeds from Paycheck Protection Program loan	—	1,123
Proceeds from at the market offering, net of issuance costs	1,313	—
Proceeds from exercise of stock options	57	—
Payments of debt issuance costs related to long-term debt	(103)	(72)
Payments of finance lease obligations	(108)	(175)

Net cash provided by financing activities	1,159	22,295

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,628)	9,184
Cash, cash equivalents and restricted cash at beginning of period	82,885	14,246

Cash, cash equivalents and restricted cash at end of period	48,257	23,430

Supplemental cash flow information:
Cash paid for interest	$660	$613
Supplemental disclosure of noncash investing and financing activities:
Deferred financing costs included in accounts payable	$—	$184
Operating lease liabilities arising from obtaining right-of-use assets	$—	$10,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business and Basis of Presentation
Yumanity Therapeutics, Inc. (together with its wholly owned subsidiaries, the “Company” or “Yumanity”) is a clinical stage biopharmaceutical company engaged in the research and development of treatments for neurodegenerative diseases caused by protein misfolding.
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
Since its inception, the Company has funded its operations primarily with equity and debt including proceeds from the Merger. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $10.5 million and $19.1 million for the three and six months period ended June 30, 2021. In addition, as of June 30, 2021, the Company had an accumulated deficit of $166.9 million. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2021, the Company expects that its cash, cash equivalents and marketable securities will fund its operating expenses, capital expenditure requirements and debt service payments late
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
pandemic
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
Clinical trial sites in many countries, including those in which the Company operates, have incurred delays due to
COVID-19.
Certain of the sites in the
YTX-7739
Phase 1b clinical trial have incurred delays due to
COVID-19,
resulting in a delay in the expected timing of early results from that study. There continues to be a risk of additional delays to the Company’s clinical programs.

To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. The extent to which the
COVID-19
pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including current and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning
COVID-19,
the actions taken to contain or treat it, and the duration and intensity of the related effects.
At-the-Market Offering Program
In April 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which we may issue and sell, from time-to-time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction us. We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the sales agreement. We sold 82,132 shares of its common stock under the ATM program during the three months ended June 30, 2021 for gross proceeds of $1.3 million. As of June 30, 2021, approximately $58.7 million of common stock remained available for future issuance under the ATM program.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements, as of June 30, 2021 and for the three and six months ended June 30, 2021, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 31, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2021 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2021 and 2020 have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Summary of Significant Accounting Policies
The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2020 and the notes thereto, are included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 31, 2021. There were no changes to significant accounting policies during the three and six months ended June 30, 2021.
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
3. Fair Value Measurements and Marketable Securities
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$45,784		$—	$45,784
Marketable securities:
Commercial paper		8,299	—	8,299

	$45,784	$8,299	$—	$54,083

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$77,129	$—	$—	$77,129
Commercial paper	—	1,800	—	1,800
Marketable securities:
Commercial paper	—	4,498	—	4,498

	$77,129	$6,298	$—	$83,427

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,299	$—	$—	$8,299

	$8,299	$—	$—	$8,299

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,498	$—	$—	$4,498

	$4,498	$—	$—	$4,498

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

The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and will be recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using
the cost-to-cost method,
which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method,
the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of June 30, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $2.5 million, which is expected to be recognized as revenue within the next year. For the three and six month periods ended June 30, 2021, the Company recorded $2.1 million and $5.6 million of collaboration revenue, respectively, related to the Collaboration Agreement. At contract inception, the potential milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained. At the end of each reporting period, the Company reevaluates the transaction price and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up. At
the inception of the arrangement, the Company evaluated the options held by Merck to either advance or terminate the applicable research program to determine if they provided Merck with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide Merck with a material right. As such, these options were excluded as performance obligations and will be accounted for if and when they occur.
The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$1,073	$4,295
Accrued external research and development expenses	1,465	1,780
Accrued professional fees	598	987
Other	495	789

	$3,631	$7,851

6. Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of long-term debt	$15,000	$16,123
Less: Current portion of long-term debt	(5,107)	(2,891)

Long-term debt, net of current portion	9,893	13,232
Debt discount, net of accretion	(333)	(348)
Accrued end-of-term payment	519	353

Long-term debt, net of discount and current portion	$10,079	$13,237

The Company has outstanding borrowings of $15.0 million (“Tranche 1”) under a loan and security agreement entered into in December 2019 (the “Term Loan”) with Hercules Capital, Inc. (the “Lender”). The Company could have borrowed an additional $5.0 million upon the occurrence of a development milestone and an equity event as defined in the agreement (“Tranche 2”), and could still borrow an additional $10.0 million that
may become available to be drawn upon lender approval. Borrowings under the Term Loan are repayable in monthly interest-only payments until August 1, 2021, with the option to extend an additional six months upon the drawdown of Tranche 2. The interest-only period will be followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of i) 8.75% and ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. The Company may repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the Term Loan is repaid within the one-year
anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

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
As of June 30, 2021 and December 31, 2020, the interest rate applicable to borrowings under the Term Loan was 8.75%. For the six months ended June 30, 2021, the weighted average effective interest rate on outstanding borrowings under the Term Loan was approximately 6.29%. On March 29, 2021, the Term Loan was amended again to allow for the creation of a new foreign subsidiary, as well as changing certain covenants related to the financial operations of said subsidiary. The subsidiary was formed on April 23, 2021.
On April 13, 2021 the Term Loan was amended to reduce the additional final payment fee of
$0.3 million to $0.1 million upon repayment of the loan.
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
As of June 30, 2021, future principal payments due are as follows (in thousands):

Year	Aggregate Minimum Payments
2021	$2,268
2022	5,805
2023	6,341
2024	586
2025	—

$15,000

7. Stock/Equity-Based Compensation
Restricted Stock Units (RSUs)
On January 14, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSUs based on the February 1, 2021 closing share price of the Company’s common stock with a fair value of $2.2 million. The requisite service period for the awards ranges from one to four years (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. As of June 30, 2021, 122,419 RSUs were granted and 112,544 were outstanding, and the Company recognized $0.3 million and $0.6 million of stock-based compensation expense during the three and six months ended June 30, 2021, respectively.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	—	$—
Issued	122,469	$17.89
Vested	—	$—
Forfeited	(9,925)	$17.89
Unvested balance at June 30, 2021	112,544	$17.89
Summary of plans
Upon completion of the Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).
2016 Stock Option and Incentive Plan
On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2020, an additional 303,495 shares were reserved for issuance under the 2016 Plan in accordance with the provisions of the 2016 Plan described above. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four
years
and expire after
ten
years
. As of June 30, 2021 the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was
626,100
, of which
117,549
shares are available for future issuance under the 2016 Plan.
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
 3
0
, 202
1
, the total number of shares reserved under the 2016 ESPP was 41,626 shares. The number of shares reserved for issuance under the 2016 ESPP was increased by 6,937 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 ESPP described above.
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
and expire after
ten years
. The total number of common shares that may be issued under the 2018 Plan is
1,527,210
as of
June 30
, 2021. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and units that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to units available under the 2018 Plan. As of June 30, 2021,
266,542
shares remain available for issuance under the 2018 Plan.
Under each plan, the exercise price per option granted is not less than the fair market value of common stock as of the date of grant.
2021 Inducement Plan
On April 13, 2021 the Board of Directors approved the adoption of the Company’s 2021 Inducement Plan (the “2021 Plan”), which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment),
as an inducement material to such individual’s entering into employment with the Company, pursuant to Rule 416 under the Securities Act of 1933. As of June 30, 2021, the total number of shares of the Company’s common stock that may be issued under the 2021 Plan is
504,000 shares of which 341,600

shares are available for future issuance under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan.
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
Option activity
The following table summarizes the Company’s option activity during six months ended June 30, 2021:

	Number of Shares/ Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	944,961	$20.70	8.29	6,522
Granted	872,725	$17.17	9.84	—
Exercised	(6,083)	9.39	7.53	14
Forfeited	(54,656)	$12.73		—
Outstanding as of June 30, 2021	1,756,947	$19.35	8.08	2,473
Vested and expected to vest as of June 30, 2021	1,736,947	$19.37	8.06	—
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock/units for those stock/unit options that had exercise prices lower than the fair value of the Company’s common stock/units.
The grant date fair value of options granted during the period was $12.9 million, or $14.79 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period ranging from one to four years.

Stock/equity-based compensation
The Company recorded stock/equity-based compensation expense related to common stock/unit options and restricted units in the following expense categories in its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$355	$149	$746	$375
General and administrative expenses	904	353	1,920	697

	$1,259	$502	$2,666	$1,072

As of June 30, 2021, total unrecognized compensation cost related to unvested options and restricted common stock was $14.1 million, which is expected to be recognized over a weighted average period of 2.82 years.
8. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net los s	$(10,454)	$(6,972)	(19,136)	(14,437)
Gain on extinguishment of Class B preferred unit s	—	6,697	—	6,697
Net loss applicable to common shareholders	$(10,454)	$(275)	$(19,136)	$(7,740)

Denominator:
Weighted average common shares/units outstanding, basic and diluted	10,195,608	2,156,363	10,194,474	2,153,190

Net loss per share/unit, basic and diluted	$(1.03)	$(0.13)	$(1.88)	$(3.59)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2021	2020
Options to purchase common stock	1,756,947	1,043,156
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986

	1,856,933	1,143,142

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
The Sublease provides for an initial annual base rent of $1,939,340, which increases annually up to a maximum annual base rent of $1,997,520. The Subtenant also is responsible for paying to the Company operating costs, annual tax costs and all utility costs attributable to the Premises during the term of the Sublease. Expense arising from the Merger Premises of $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively, and lease income from the Sublease of $0.5 million and

$
0.8 million for the three and six months ended, respectively, are classified in operating expense on a net basis.
The Company also leases property and equipment under agreements that are accounted for as finance leases.
The components of lease cost were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating lease cost	$3,053	$1,069
Short-term lease cost	—	—
Variable lease cost	272	232
Finance lease cost:
Amortization of lease assets	77	190
Interest on lease liabilities	5	12

Total finance lease cost	$82	$202

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,970	$667
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$5	$12
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$108	$175
Operating lease liabilities arising from obtaining right-of-use assets	$—	$10,219
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—

The weighted-average remaining lease term and discount rate were as follows:

	As of June 30,
	2021	2020
Weighted-average remaining lease term (in years) used for:
Operating leases	4.75	2.83
Finance leases	1.11	0.99
Weighted-average discount rate used for:
Operating leases	9.08%	8.80%
Finance leases	5.88%	6.47%
Because the interest rates implicit in the license agreement and lease agreement assumed from PTI were not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of each. The present value of the Company’s finance leases was calculated using the rate implicit in the lease.
As of June 30, 2021, future annual lease payments under the Company’s real estate operating leases and equipment finance leases were as follows (in thousands):

Year	Operating Leases	Finance Leases
2021	$3,027	$60
2022	6,173	49
2023	2,977	—
2024	1,931	—
2025	1,985	—
Thereafter	4,840	—

Total future lease payments	20,933	109
Less: Imputed interest	(4,143)	(3)

Total lease liabilities	$16,790	$106

The following table presents lease assets and liabilities and their classification on the condensed consolidated balance sheet (in thousands):

Leases	Condensed Consolidated Balance Sheet Classification	Amount
Assets:
Operating lease assets	Operating lease right-of-use assets	$21,160
Finance lease assets	Property and equipment, net	97

Total leased assets		$21,257

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$4,758
Finance lease liabilities	Current portion of finance lease obligation	84
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	12,032
Finance lease liabilities	Finance lease obligation, net of current portion	22

Total lease liabilities		$16,896

10. Commitments and Contingencies
License agreement
The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive,
royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain
know-how
related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time
license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the six months ended June 30, 2021 and the year ended December 31, 2020. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire
patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.
Contingent Value Rights Agreement
In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitles each holder of Company Common Stock as of immediately prior to the effective time of the Merger (the “Effective Time”) to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the CF Assets ( the “CF Assets”) to any one of three specified counterparties completed during the
9-month
period after the Effective Time (with any potential payment obligations continuing until the
10-year
anniversary of the closing of the Merger Agreement). The CVR agreement became effective at Closing of the Merger and will continue in effect until the payment of all amounts payable thereunder or, if no CF Asset sale is completed, at the nine-month anniversary of the Effective Time. No liability has been recorded at June 30, 2021 and December 31, 2020 associated with the CVRs as each of the three counterparties has expressed that it is not interested in a transaction and so any related amounts are not considered probable or estimable.
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
11. Related Parties
There were no related party transactions for the three and six months ended June 30, 2021. The Company leased certain office and laboratory space from an investor in the Company until May 2020. Lease expense and amounts paid to the investor associated with this lease agreement for three and six months ended June 30, 2020 was $0.0 million and $0.6 million, respectively.

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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery and development of innovative, disease-modifying therapies for neurodegenerative diseases. Neurodegenerative diseases cause a progressive loss of structure and function in the brain, leaving patients with devastating damage to their nervous system and widespread functional impairment. Although treatments may help relieve some of the physical or mental symptoms associated with neurodegenerative diseases, few of the currently available therapies slow or stop the continued loss of neurons, resulting in a critical unmet need. We are specifically focused on developing novel disease-modifying therapies to treat devastating conditions, either with large or orphan disease markets, including Parkinson’s disease, dementia with Lewy bodies, multiple system atrophy (“MSA”), amyotrophic lateral sclerosis (“ALS”, also known as Lou Gehrig’s disease), frontotemporal lobar degeneration (“FTLD”), and Alzheimer’s disease.
Our goal is to advance one new program into the clinic every year. Our lead program,
YTX-7739,
is now in Phase 1 clinical trials for the potential treatment and disease modification of Parkinson’s disease.
YTX-7739
targets an enzyme known as
stearoyl-CoA
desaturase (“SCD”). Inhibition of SCD in multiple cellular systems, including patient-derived neurons, as well as in a novel mouse model of Parkinson’s disease, has been demonstrated to overcome the toxicity of misfolded alpha-synuclein or α-synuclein, a protein strongly associated with Parkinson’s disease. In February 2021, we announced the results of a Phase 1 single ascending dose (“SAD”) study of
YTX-7739
in healthy volunteers, which evaluated a broad range of doses of
YTX-7739.
We also completed a Phase 1a multiple ascending dose (“MAD”) study in healthy volunteers, and announced results in April 2021. A Phase 1b clinical study of
YTX-7739
in patients with Parkinson’s disease has commenced as a continuation of the MAD study. The Phase 1b part of the study will assess safety, tolerability and pharmacokinetics of
YTX-7739
as well as proof of biology in patients with Parkinson’s disease by exploring biomarkers of target engagement. The study will also explore potential correlative clinical parameters such as electroencephalography and neuroimaging measurements to monitor for early effects of
YTX-7739,
noting, however, that such effects may be difficult to see given the relatively short duration of the trial (28 days) compared to the length of Parkinson’s disease progression. Early results from the Phase 1b part are anticipated in the fall of 2021. Our second program,
YTX-9184,
also inhibits SCD but is chemically distinct from
YTX-7739.
Good Laboratory Practice (“GLP”) safety pharmacology and toxicological studies for
YTX-9184
were initiated in the second quarter of 2020. We anticipate commencing the first-in-human
studies of
YTX-9184
in 2021 and intend to develop
YTX-9184
for the potential treatment of dementia with Lewy bodies, a devastating neurodegenerative disease which is also characterized by the abnormal accumulation of aggregates of α-synuclein. Pending the results of the Phase 1b study in
YTX-7739
and additional preclinical data, we may choose to study
YTX-7739
for the potential treatment of dementia with Lewy bodies (or other disorders of α-synuclein) instead of
YTX-9184,
as this may provide an opportunity to see results in patients sooner, given the studies done to date of
YTX-7739.
Additionally, based on promising preclinical data in one animal model, we plan to initiate a window-of-opportunity study of an SCD inhibitor in glioblastoma multiforme patients in 2022 once further validation of the preclinical data has been achieved in a second animal model. At the center of our scientific foundation is our drug discovery engine, which is based on technology licensed from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. This core technology, combined with investments and advancements by us, is designed to enable rapid screening to identify drugs with the potential to modify disease by overcoming toxicity in disease-causing gene networks. Toxicity in many neurodegenerative diseases results from an aberrant accumulation of misfolded proteins in the brain. We leverage our proprietary discovery engine to identify and screen novel drug targets and drug molecules for their ability to protect nerve cells from toxicity arising from misfolded proteins. To date, we have identified over 20 targets, most of which have not previously been linked to neurodegenerative diseases. We believe this discovery platform will allow us to replenish our pipeline as programs advance into clinical development.
We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.5 million and $19.1 million, respectively, for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $166.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities particularly if and as we:

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
As of June 30, 2021, we had cash, cash equivalents and short-term investments of $55.6 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements late into the third quarter of 2022 from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.
COVID-19
In
March 2020, COVID-19 was declared
a global pandemic by the World Health Organization and to date, the COVID-19 pandemic
continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic
will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic
may cause disruptions that affect our ability to initiate and complete preclinical studies and clinical trials or to procure items that are essential for our research and development activities. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. Clinical trial sites in many countries, including those in which we operate, have incurred delays due to
COVID-19.
Certain of the sites in the
YTX-7739
Phase 1b clinical trial have incurred delays due to
COVID-19,
resulting in a delay in the expected timing of early results from that study. There continues to be a risk of additional delays to our clinical programs.
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
At-the-Market
Offering Program
In April 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market
(“ATM”) offering program under which we may issue and sell, from time-to-time
at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time,
based upon instruction us. We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the sales agreement. We sold 82,132 shares of its common stock under the ATM program during the three months ended June 30, 2021 for gross proceeds of $1.3 million. As of June 30, 2021, approximately $58.7 million of common stock remained available for future issuance under the ATM program.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for product candidates are successful and result in regulatory approval or licenses with third parties, we may generate revenue in the future from product sales, milestone payments under our existing collaboration agreement or payments from other license agreements that we may enter into with third parties.
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
Under the cost-to-cost method, the
extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. We recorded $2.1 million and $5.6 million of collaboration revenue for the three and six months ended June 30, 2021, respectively, related to the Collaboration Agreement. We did not recognize any revenue during the three and six months ended June 30, 2020.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$2,114	$—	$2,114
Operating expenses:
Research and development	7,327	3,939	3,388
General and administrative	4,712	2,599	2,113

Total operating expenses	12,039	6,538	5,501

Loss from operations	(9,925)	(6,538)	(3,387)

Other income (expense):
Change in fair value of preferred unit warrant liability	—	21	(21)
Interest expense	(463)	(455)	(8)
Interest income and other income (expense), net	(66)	—	(66)
Loss on debt extinguishment	—	—	—

Total other expense, net	(529)	(434)	(95)

Net loss	$(10,454)	$(6,972)	$(3,482)

Collaboration Revenue
Collaboration revenue recognized during the three months ended June 30, 2021 of $2.1 million was related to our Collaboration Agreement with Merck. The upfront payment of $15.0 million received in July 2020 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost
method as research and development is being performed.
Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$2,397	$804	1,593
YTX-9184	642	(9)	651
Platform, research and discovery, and unallocated expenses:			—
Platform and other early stage research external costs	731	117	614
Personnel related (including equity-based compensation)	2,126	1,896	230
Facility related and other	1,431	1,131	300

Total research and development expenses	$7,327	$3,939	$3,388

Research and development expenses were $7.3 million for the three months ended June 30, 2021, an increase of $3.4 million from $3.9 million for the three months ended June 30, 2020. Direct expenses of our
YTX-7739
program increased by $1.6 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The change was due primarily to an increase in clinical and consultant costs as
YTX-7739
progressed from a SAD study in 2020 to MAD clinical studies during the first quarter of 2021. Direct expenses of our
YTX-9184
program increased by $0.7 million from near zero for the three months ended June 30, 2020 to $0.6 million for the three months ended June 30, 2021. The change was primarily due to preclinical and consulting costs as the program progresses towards clinical studies. Platform and other early-stage research external costs increased by $0.6 million from $0.6 million in the three months ended June 30, 2020 to $0.7 million in the three months ended June 30, 2021. This change was primarily due to decreased laboratory activities as a result of
COVID-19
in 2020 as well as preparations for the move to new office and laboratory space in the second quarter of 2020. Personnel related costs increased by $0.2 million primarily due to hiring in the research and development function during the fourth quarter of 2020 which continued to be reflected in the three months ended June 30, 2021.

General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including equity-based compensation)	$2,138	$1,172	966
Professional and consultant fees	1,403	1,094	309
Facility related and other	1,171	333	838

Total general and administrative expenses	$4,712	$2,599	$2,113

General and administrative expenses were $4.7 million for the three months ended June 30, 2021, an increase of $2.1 million from $2.6 million for the three months ended June 30, 2020. The increase of $1.0 million in personnel related costs was primarily due to $0.5 million in stock/equity-based compensation and $0.3 million due to additional hiring in the general and administrative function. Personnel-related costs for each of the three months ended June 30, 2021 and 2020 included stock/equity-based compensation of $0.9 million and $0.4 million, respectively. Professional and consultant fees increased by $0.3 million primarily due to higher audit expenses and legal fees related to operating as a public company. Facility and other related costs increased by $0.8 million primarily due to incremental public company insurance premiums of $0.5 million and $0.2 million of lease expense in excess of sublease income.
Other Income (Expense)
Other income (expense), net increased by $0.1 million from the three months ended June 30, 2021 to the three months ended June 30, 2020 resulting primarily from a $0.1 million loss on disposal of fixed assets acquired in the Merger.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$5,646	$—	$5,646
Operating expenses:
Research and development	14,106	8,968	5,138
General and administrative	10,764	4,631	6,133

Total operating expenses	24,870	13,599	11,271

Loss from operations	(19,224)	(13,599)	(5,625)

Other income (expense):
Change in fair value of preferred unit warrant liability	—	26	(26)
Interest expense	(951)	(909)	(42)
Interest income and other income (expense), net	(95)	45	(140)
Loss on debt extinguishment	1,134	—	1,134

Total other expense, net	88	(838)	926

Net loss	$(19,136)	$(14,437)	$(4,699)

Collaboration Revenue
Collaboration revenue recognized during the six months ended June 30, 2021 of $5.6 million was related to our Collaboration Agreement with Merck. The upfront payment of $15.0 million received in July 2020 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method
as research and development is being performed.
Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$4,118	$1,598	$2,520
YTX-9184	1,145	306	839
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	1,801	832	969
Personnel related (including equity-based compensation)	4,154	4,168	(14)
Facility related and other	2,888	2,064	824

Total research and development expenses	$14,106	$8,968	$5,138

Research and development expenses were $14.1 million for the six months ended June 30, 2021, an increase of $5.1 million from $9.0 million for the six months ended June 30, 2020. Direct expenses of our
YTX-7739
program increased by $2.5 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The change was due primarily to an increase in clinical and consultant costs as
YTX-7739
progressed from a SAD study in 2020 to MAD clinical studies starting in the first quarter of 2021. Direct expenses of our
YTX-9184
program increased by $0.8 million from $0.3 million for the six months ended June 30, 2020 to $1.1 million for the six months ended June 30, 2021. The change was primarily due to preclinical and consulting costs as the program progresses towards clinical studies. Platform and other early-stage research external costs increased by $1.0 million from $0.8 million in the six months ended June 30, 2020 to $1.8 million in the six months ended June 30, 2021. This change was primarily due to decreased laboratory activities as a result of
COVID-19
in 2020 as well as preparations for the move to new office and laboratory space in the second quarter of 2020. Personnel related costs decreased by less than $0.1 million primarily due to employee turnover in the research and development function during 2020 which continued to be reflected in the six months ended June 30, 2021.
General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including equity-based compensation)	$4,407	$2,423	1,984
Professional and consultant fees	3,488	1,743	1,745
Facility related and other	2,869	465	2,404

Total general and administrative expenses	$10,764	$4,631	$6,133

General and administrative expenses were $10.8 million for the six months ended June 30, 2021, an increase of $6.1 million from $4.6 million for the six months ended June 30, 2020. The increase of $2.0 million in personnel related costs was primarily due to $1.2 million in stock/equity-based compensation and $0.6 million due to additional hiring in the general and administrative function. Personnel-related costs for each of the six months ended June 30, 2021 and 2020 included stock/equity-based compensation of $1.9 million and $0.7 million, respectively. Professional and consultant fees increased by $1.7 million primarily due to higher audit expenses and legal fees related to operating as a public company. Facility and other related costs increased by $2.4 million primarily due to incremental public company insurance premiums of $1.1 million, $0.8 million of lease expense in excess of sublease income, and $0.2 million paid in settlement of litigation.

Other Income (Expense)
Other income (expense), net increased by $0.9 million from the six months ended June 30, 2021 to the six months ended June 30, 2020 resulting primarily from a $1.1 million gain on the extinguishment of debt upon forgiveness of the PPP loan (see Paycheck Protection Loan section of the Description of Indebtedness below). This loan was obtained in April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020.
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
Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(31,903)	$(14,304)
Cash (used in) provided by investing activities	(3,884)	1,193
Cash provided by financing activities	1,159	22,295

Net (decrease) increase in cash, cash equivalents, and restricted cash	$(34,628)	$9,184

Net Cash Used in Operating Activities
During the six months ended June 30, 2021, operating activities used $31.9 million of cash, resulting from our net loss of $19.1 million, primarily due to net cash changes in our operating assets and liabilities of $17.6 million and the add back of the $1.1 million gain on extinguishment included in our net loss for the period. Those changes were offset by non-cash
charges of $4.8 million, including $2.5 million of
non-cash
lease expense and $2.6 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted of a $5.6 million decrease in deferred revenue due to the recognition of revenue related to the Collaboration Agreement (see note 4 to the financial statements). Additionally, there was a $9.6 million decrease in accounts payable and accrued expenses and other current liabilities, primarily due to $5.7 million that was paid to settle severance and other obligations resulting from the merger, as well as payment of $1.7 million of 2020 performance bonuses offset by 2021 bonus expense accrued, and $1.7 million of banking commissions paid related to the Private Placement that closed in the fourth quarter of 2020. There was also a decrease of $2.2 million in operating lease liabilities resulting from lease payments.
During the six months ended June 30, 2020, operating activities used $14.3 million of cash, resulting from our net loss of $14.4 million and net cash used by changes in our operating assets and liabilities of $2.4 million, partially offset by non-cash charges
of $2.6 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of a $1.3 million decrease in accounts payable and accrued expenses and other current liabilities, a $0.3 million decrease in operating lease liabilities, a $0.5 million increase in prepaid expenses and other current assets, and a $0.3 million increase in deposits.
Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.
Net Cash (Used in)/Provided by Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $3.9 million, primarily related to net cash used of $3.8 million for net purchases of marketable securities and $0.1 million of purchases of property and equipment.

During the six months ended June 30, 2020, net cash provided by investing activities was $1.2 million, primarily related to cash provided by the net sales and maturities of marketable securities, partially offset by the purchase of property and equipment.
Net Cash Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 was $1.2 million, consisting primarily of proceeds from issuance of common stock of $1.3 million, payments of debt issuance costs of $0.1 million and payments of finance lease obligations of $0.1 million.
Net cash used in financing activities for the six months ended June 30, 2020 was $22.3 million, consisting primarily of net proceeds from the issuance of Class C preferred units and proceeds from a government loan (Paycheck Protection Program (“PPP”) loan).
Description of Indebtedness
Loan and Security Agreement
We have outstanding borrowings of $15.0 million (“Tranche 1”), under a loan and security agreement entered into in December 2019 (the “Term Loan”) with Hercules Capital, Inc. (the “Lender”). Another $5.0 million became available upon the occurrence of a developmental milestone and an equity event defined in the agreement (“Trance 2”), but we elected not to draw it. An additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the Term Loan are repayable in monthly interest-only payments until August 1, 2021. The interest-only period will be followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of (i) 8.75% and (ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. We may repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the Term Loan is repaid within the one-year
anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.
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
On April 13, 2021, the Term Loan was amended to reduce the additional final payment fee from $0.3 million to $0.1 million and to extend the availability of Tranche 2 from March 31, 2021 to June 30, 2021.
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

Paycheck Protection Program Loan
In April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020, we issued a Promissory Note to Silicon Valley Bank, pursuant to which we received loan proceeds of $1.1 million (the “PPP Loan”), provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The PPP Loan was unsecured, was scheduled to mature on April 24, 2022, and had a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest were to begin commencing in August 2021 until the maturity date. Interest would have accrued on the unpaid principal balance from the inception date of the loan. Forgiveness of the PPP Loan was only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. On April 3, 2021, we were notified by Silicon Valley Bank that our forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, we have recognized $1.1 million in income for debt extinguishment.
At-the-Market
Offering Program
In April 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market
(“ATM”) offering program under which we may issue and sell, from time-to-time
at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time,
based upon instruction us.
We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the sales agreement. We sold 82,132 shares of its common stock under the ATM program during the three months ended June 30, 2021 for gross proceeds of $1.3 million. As of June 30, 2021, approximately $58.7 million of common stock remained available for future issuance under the ATM program.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements late into the third quarter of 2022 from the date of issuance of the condensed consolidated financial statements included in this quarterly report. The timing and amount of our operating expenditures will depend largely on:

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
The Merger and a concurrent private placement were completed in December 2020, which provided us with $35.1 million incremental cash from the Merger and net proceeds of $31.6 million from the concurrent private placement. As of August 12, 2021, the issuance date of the condensed consolidated financial statements for the six months ended June 30, 2021, we expect that our existing cash, cash equivalents and marketable securities will fund our operating expenses, capital expenditure requirements and debt service payments late into the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Business Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our President and Chief Executive Officer and our Chief Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2021, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
We have funded our operations to date through proceeds from collaborations and sales of preferred units. From our inception through June 30, 2021, we have received gross proceeds of $125.5 million from such transactions. As of June 30, 2021, our cash, cash equivalents and marketable securities were $55.6 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $166.9 million as of June 30, 2021.
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
As of June 30, 2021, our cash, cash equivalents and marketable securities were $55.6 million. We will require additional funding to advance
YTX-7739
beyond Phase 1 clinical trials and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in our Phase 1 clinical trial for
YTX-7739.
Developing small-molecule products is expensive, and we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, the
COVID-19
pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases and new variants of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.
The extent to which
COVID-19
may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the identification of new variants of the virus, the severity of
COVID-19,
or the effectiveness of actions to contain and treat
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
Further, the
COVID-19
outbreak caused delays in our Phase 1 single ascending dose trial of
YTX-7739
and certain of the sites in the
YTX-7739
Phase 1b clinical trial have incurred delays due to
COVID-19,
resulting in a delay in the expected timing of early results from that study.
COVID-19
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
Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including, for example, ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practice (“cGMP”) regulations and applicable product tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any new drug application (“NDA”) or comparable marketing approval. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.
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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy requirements. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, for example, is subject to the EU General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further to the United Kingdom’s (UK) exit from the EU, the UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime.
Non-compliance
with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the EU Commission recently adopted adequacy decisions for the United Kingdom to facilitate data transfers between the EU and the United Kingdom, the respective provisions and enforcement of the GDPR and UK GDPR may diverge in the future and create additional regulatory challenges and uncertainties.
Additionally, other countries outside of Europe have enacted or are considering enacting similar privacy and data protection laws, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released a second draft of the Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered businesses to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out
of certain sales or transfers of personal information, as well as the right to request, modify, and delete personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. For example, Virginia recently enacted the Consumer Data Protection Act that will become effective on January 1, 2023, and is similar to the CCPA and CPRA, and Colorado recently enacted the Colorado Privacy Act, which will become effective on July 1, 2023, and which is similar to the CCPA and Virginia law. While the CCPA and CPRA provide exceptions for certain activities involving data collected in the context of clinical trials, health data governed by California’s Confidentiality of Medical Information Act, and PHI governed by HIPAA, and other state laws may contain similar exceptions, we cannot yet determine the impact the CCPA, CPRA, or other such existing or future laws, regulations and standards may have on our business.
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
Among the provisions of the ACA of importance to our product candidates are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biological products, apportioned among these entities according to their market share in certain government healthcare programs;

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

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	the requirements under the federal open payments program and its implementing regulations;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders by the previous U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court’s decision upheld most of the ACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the
COVID-19
pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale
reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada, continue to clarify and improve the approval framework for generic drugs, and identify and address any efforts to impede generic drug competition.
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

We are also aware of U.S. and foreign patents and applications owned by a third party claiming certain compositions of matter and methods of use which we expect to expire in 2031. While we believe that we have reasonable defenses against a claim of infringement, including non-infringement
and invalidity, there can be no assurance that we will prevail in any such action by the holder of these patents. In the event such patents were enforced against us and deemed to cover one or more of our products, and our defenses were unsuccessful, we would then need to obtain a license to these patents, which license may not be available on commercially reasonable terms, or at all. As a result, we may not be free to manufacture or market our products, including
YTX-7739,
if approved, prior to expiration of such patents.
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

In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012, in
Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc.
, the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013, in
Association for Molecular Pathology v. Myriad Genetics, Inc.
, the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. However, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the
Myriad
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
In December 2019, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) (the “Term Loan”), which was most recently amended in April 2021. The Term Loan provides up to $30.0 million of debt financing and has interest-only payments through August 1, 2021, with the option to extend an additional six months upon the drawdown following occurrence of a development milestone and an equity event as defined in the agreement. Thereafter, we are obligated to make payments that will include equal installments of principal and interest through the maturity date of January 1, 2024. As of June 30, 2021, $15.0 million was outstanding under the Term Loan.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation
S-K
(§ 229.601 of this chapter).

Exhibit Number	Description

10.1	Sixth Amendment and Consent to Loan and Security Agreement dated as of April 13, 2021, by and among Yumanity, Inc., the lenders party thereto and Hercules Capital, Inc.

10.2	A. Verma Offer Letter (redacted)

10.3	D. Smith Offer Letter (redacted)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Company Name

Date: August 12, 2021	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Date: August 12, 2021	By:	/s/ Paulash Mohsen
Paulash Mohsen
Chief Business Officer and Principal Financial Officer