Form 10-Q
period 2021-09-30
YUMANITY THERAPEUTICS, INC.
filed 2021-11-15
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 10,308,350 shares of common stock, $0.001 par value per share, outstanding.

Summary of the Material Risks Associated with Our Business

We are subject to various risks associated with our businesses and industries. These risks include the following:

•
our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern;
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
•
the period over which we anticipate our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$43,532	$80,819
Marketable securities	2,899	4,498
Prepaid expenses and other current assets	1,725	2,264
Total current assets	48,156	87,581
Property and equipment, net	487	874
Operating lease right-of-use assets	19,864	23,678
Deposits	386	386
Restricted cash	928	2,066
Assets held-for-sale	—	250
Total assets	$69,821	$114,835
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$976	$7,384
Accrued expenses and other current liabilities	5,412	7,851
Current portion of long-term debt	5,678	2,891
Operating lease liabilities	4,909	4,468
Current portion of finance lease obligation	65	166
Deferred revenue	823	8,104
Total current liabilities	17,863	30,864
Long-term debt, net of discount and current portion	8,742	13,237
Operating lease liabilities, net of current portion	10,738	14,479
Finance lease obligation, net of current portion	9	48
Total liabilities	37,352	58,628
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 10,308,350 and 10,193,831 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	209,361	204,007
Accumulated deficit	(176,902)	(147,810)
Total stockholders’ equity	32,469	56,207
Total liabilities and stockholders’ equity	$69,821	$114,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share/unit and per share/unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$1,635	$3,308	$7,282	$3,308
Operating expenses:
Research and development	6,624	5,489	20,729	14,457
General and administrative	4,513	3,725	15,277	8,356
Total operating expenses	11,137	9,214	36,006	22,813
Loss from operations	(9,502)	(5,906)	(28,724)	(19,505)
Other income (expense):
Change in fair value of preferred unit warrant liability	—	46	—	72
Interest expense	(454)	(501)	(1,407)	(1,410)
Interest income and other income (expense), net	—	(24)	(95)	21
Gain on debt extinguishment	—	—	1,134	—
Total other income (expense), net	(454)	(479)	(368)	(1,317)
Net loss	$(9,956)	$(6,385)	$(29,092)	$(20,822)
Gain on extinguishment of Class B preferred units	—	—	—	6,697
Net loss applicable to common shareholders	(9,956)	(6,385)	(29,092)	(14,125)
Net loss per share/unit, basic and diluted	$(0.97)	$(2.96)	$(2.84)	$(6.55)
Weighted average common shares/units outstanding, basic and diluted	10,304,775	2,159,403	10,239,502	2,155,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(9,956)	$(6,385)	$(29,092)	$(20,822)
Other comprehensive loss:
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—
Comprehensive loss	$(9,956)	$(6,385)	$(29,092)	$(20,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share/unit amounts)

(Unaudited)

	Preferred Units		Common Units		Defaulting Class B Preferred Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity/ Members’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2020	—	$—	—	$—	—	$—	10,193,831	$10	$204,007	$—	$(147,810)	$56,207
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	—	—	—		—	—	(8,682)	(8,682)
Balances at March 31, 2021	—	—	—	—	—	—	10,193,831	$10	$205,414	$—	$(156,492)	$48,932
Issuance of common stock from at the market offering, net of issuance costs	—	—	—	—	—	—	82,132	—	1,313	—	—	1,313
Exercises of common stock options	—	—	—	—	—	—	6,083	—	57	—	—	57
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	1,259	—	—	1,259
Net loss	—	—	—	—	—	—	—	—	—	—	(10,454)	(10,454)
Balances at June 30, 2021	—	$—	—	$—	—	$—	10,282,046	$10	208,043	$—	$(166,946)	$41,107
Exercises of common stock options	—	—	—	—	—	—	3,158	—	26	—	—	26
Vesting of restricted stock units	—	—	—	—	—	—	23,146	—	—	—	—	—
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	1,292	—	—	1,292
Net loss	—	—	—	—	—	—	—		—	—	(9,956)	(9,956)
Balances at September 30, 2021	—	$—	—	$—	—	$—	10,308,350	$10	209,361	$—	$(176,902)	$32,469

	Preferred Units		Common Units		Defaulting Class B Preferred Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity/ Members’
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2019	12,391,101	$89,699	2,163,099	$5,120	—	$—	—	$—	$—	$—	$(97,020)	$(91,900)
Stock/equity-based compensation expense	—	—	—	570	—	—	—	—	—	—	—	570
Net loss	—	—	—	—	—	—	—	—	—	—	(7,465)	(7,465)
Balances at March 31, 2020	12,391,101	89,699	2,163,099	$5,690	—	$—	—	$—	$—	$—	$(104,485)	$(98,795)
Issuance of Class C preferred units, net of issuance costs of $388	5,404,588	$21,235										—
Exchange of Class B preferred units for Defaulting Class B preferred units	(836,319)	(288)	—	—	836,319	288	—	—	—	—	—	288
Gain on extinguishment of Class B preferred units	—	(6,697)	—	—	—	—	—	—	—	—	6,697	6,697
Forfeiture of unvested incentive units	—	—	(351)	—	—	—	—	—	—	—	—	—
Stock/equity-based compensation expense	—	—		502								502
Net loss	—	—	—	—	—	—	—	—	—	—	(6,972)	(6,972)
Balances at June 30, 2020	16,959,370	$103,949	2,162,748	$6,192	836,319	$288	-	$—	$—	$—	$(104,760)	$(98,280)
Forfeiture of unvested incentive units			(439)	—	—	—	—	—		—	—	—
Equity-based compensation expense			—	694	—	—	—	—	—	—	—	694
Net loss	—	—	—	—	—	—	—	—		—	(6,385)	(6,385)
Balances at September 30, 2020	$16,959,370	$103,949	$2,162,309	$6,886	$836,319	$288	$—	$—	$—	$—	$(111,145)	$(103,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,092)	$(20,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums (accretion of discounts) on marketable securities	(9)	(3)
Depreciation and amortization expense	513	577
Non-cash lease expense	3,814	1,692
Stock/equity-based compensation expense	3,958	1,766
Other non-cash expense	55	—
Non-cash interest expense	412	387
Gain on debt extinguishment	(1,134)	—
Change in fair value of preferred unit warrant liability	—	(72)
Loss (gain) on sale of property and equipment	63	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	668	(1,365)
Deposits	—	(339)
Operating lease liabilities	(3,300)	(858)
Accounts payable	(6,417)	286
Accrued expenses and other current liabilities	(2,428)	683
Deferred revenue	(7,281)	11,693
Net cash used in operating activities	(40,178)	(6,377)
Cash flows from investing activities:
Purchases of marketable securities	(11,267)	(3,597)
Proceeds from sales and maturities of marketable securities	12,875	1,350
Purchases of property and equipment	(114)	(173)
Proceeds from sale of property and equipment	—	13
Net cash provided by (used in) investing activities	1,494	(2,407)
Cash flows from financing activities:
Proceeds from issuance of Class C preferred units, net of offering costs paid	—	21,235
Proceeds from Paycheck Protection Program loan	—	1,123
Proceeds from at the market offering, net of issuance costs	1,313	—
Proceeds from exercise of stock options	83	—
Payments of principal portion of long-term debt	(894)	—
Payments of debt issuance costs related to long-term debt	(103)	(72)
Payments of finance lease obligations	(140)	(264)
Net cash provided by financing activities	259	22,022
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,425)	13,238
Cash, cash equivalents and restricted cash at beginning of period	82,885	14,246
Cash, cash equivalents and restricted cash at end of period	$44,460	$27,484
Supplemental cash flow information:
Cash paid for interest	$326	$952
Supplemental disclosure of noncash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$9	$—
Additions to property and equipment under finance lease	$—	$7
Deferred financing costs included in accounts payable	$—	$1,412
Operating lease liabilities arising from obtaining right-of-use assets	$—	$10,219

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

The Company is subject to risks similar to those of other early clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the ongoing COVID-19 pandemic and the need to obtain adequate additional financing to fund the development of its product candidates. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any product candidates developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

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

Since its inception, the Company has funded its operations primarily with equity and debt including proceeds from the Merger. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $10.0 million and $29.1 million for the three and nine months ended September 30, 2021. In addition, as of September 30, 2021, the Company had an accumulated deficit of $176.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of November 15, 2021, the date of issuance of these unaudited condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of September 30, 2021, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments into the third quarter of 2022. The Company plans to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. Based on its recurring losses from operations incurred since inception, expectation of continuing losses for the foreseeable future and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these financial statements are issued.

If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Impact of the COVID-19 pandemic

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The COVID-19 pandemic is ongoing and may affect the Company’s ability to initiate and complete preclinical studies, delay its clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

Clinical trial sites in many countries, including those in which the Company operates, have incurred delays due to COVID-19. Certain of the sites in the YTX-7739 Phase 1b clinical trial incurred delays due to COVID-19 that resulted in a delay in the results from that study. There continues to be a risk of additional delays to the Company’s clinical programs.

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

At-the-Market Offering Program

In April 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which we may issue and sell, from time-to-time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction us. We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the sales agreement. We sold 82,132 shares of its common stock under the ATM program during the nine months ended September 30, 2021 for gross proceeds of $1.3 million. As of September 30, 2021, approximately $58.7 million of common stock remained available for future issuance under the ATM program.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements, as of September 30, 2021 and for the three and nine months ended September 30, 2021, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2021 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2020 and the notes thereto, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2021. There were no changes to significant accounting policies during the three and nine months ended September 30, 2021.

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

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for Company credit cards as part of the terms of the “New Loan” and for its office and laboratory space lease. These amounts are classified as restricted cash (non-current) in the Company’s condensed consolidated balance sheet. In December 2020, in connection with the Merger, the Company acquired Proteostasis’ restricted cash pledged as collateral for its office and laboratory space lease and amended its loan and security agreement to establish an escrow account in the amount of its Paycheck Protection Program loan. These amounts are classified as restricted cash (non-current) in the Company’s condensed consolidated balance sheet as of September 30, 2021. As of September 30, 2021 and 2020, the cash and restricted cash of $44.5 million and $27.5 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $43.5 million and $27.4 million, respectively, and restricted cash of $1.0 million and $0.1 million, respectively.

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

3. Fair Value Measurements and Marketable Securities

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,886		$—	$41,886
Marketable securities:
Commercial paper		2,899	—	2,899
	$41,886	$2,899	$—	$44,785

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$77,129	$—	$—	$77,129
Commercial paper	—	1,800	—	1,800
Marketable securities:
Commercial paper	—	4,498	—	4,498
	$77,129	$6,298	$—	$83,427

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$2,899	$—	$—	$2,899
	$2,899	$—	$—	$2,899

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,498	$—	$—	$4,498
	$4,498	$—	$—	$4,498

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

The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and will be recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $0.8 million, which is expected to be recognized as revenue within the next year. For the three and nine months ended September 30, 2021, the Company recorded $1.6 million and $7.3 million of collaboration revenue, respectively, related to the Collaboration Agreement. At contract inception, the potential milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained. At the end of each reporting period, the Company reevaluates the transaction price and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up. At the inception of the arrangement, the Company evaluated the options held by Merck to either advance or terminate the applicable research program to determine if they provided Merck with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide Merck with a material right. As such, these options were excluded as performance obligations and will be accounted for if and when they occur.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee compensation and benefits	$1,417	$4,295
Accrued external research and development expenses	2,568	1,780
Accrued professional fees	767	987
Other	660	789
	$5,412	$7,851

6. Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Principal amount of long-term debt	$14,106	$16,123
Less: Current portion of long-term debt	(5,678)	(2,891)
Long-term debt, net of current portion	8,428	13,232
Debt discount, net of accretion	(272)	(348)
Accrued end-of-term payment	586	353
Long-term debt, net of discount and current portion	$8,742	$13,237

We have outstanding principal borrowings of $14.1 million under a loan and security agreement entered into in December 2019 (the “Term Loan”) with Hercules Capital, Inc. (the “Lender”). Another $5.0 million became available upon the occurrence of a developmental milestone and an equity event defined in the agreement, but we elected not to draw it. An additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the Term Loan were repayable in monthly interest-only payments until August 1, 2021. The interest-only period is followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of (i) 8.75% and (ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. We may repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the Term Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

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

As of September 30, 2021 and December 31, 2020, the interest rate applicable to borrowings under the Term Loan was 8.75%. For the nine months ended September 30, 2021, the weighted average effective interest rate on outstanding borrowings under the Term Loan was approximately 9.41%. On March 29, 2021, the Term Loan was amended again to allow for the creation of a new foreign subsidiary, as well as changing certain covenants related to the financial operations of said subsidiary. The subsidiary was formed on April 23, 2021.

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

As of September 30, 2021, future principal payments due are as follows (in thousands):

Year	Aggregate Minimum Payments
2021	$1,374
2022	5,805
2023	6,341
2024	586
2025	—
$14,106

7. Stock/Equity-Based Compensation

Restricted Stock Units (RSUs)

On January 14, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSUs based on the February 1, 2021 closing share price of the Company’s common stock with a fair value of $2.2 million. The requisite service period for the awards ranges from one to four years (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. As of September 30, 2021, 122,469 RSUs were granted and 87,052 were outstanding, and the Company recognized $0.2 million and $0.7 million of stock-based compensation expense during the three and nine months ended September 30, 2021, respectively.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	—	$—
Issued	122,469	$17.89
Vested	(23,146)	$17.89
Forfeited	(12,271)	$17.89
Unvested balance at September 30, 2021	87,052	$17.89

Summary of plans

Upon completion of the Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

2016 Stock Option and Incentive Plan

On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2021, an additional 303,495 shares were reserved for issuance under the 2016 Plan in accordance with the provisions of the 2016 Plan described above. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four years and expire after ten years. As of September 30, 2021 the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 626,100, of which 136,329 shares are available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, PTI’s stockholders approved the 2016 ESPP, which became effective in connection with the completion of the PTI’s initial public offering. A total of 6,938 shares of common stock were initially reserved for issuance under the 2016 ESPP. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase each January 1, beginning January 1, 2017, by the lesser of (i) 6,938 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31, or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of September 30, 2021, the total number of shares reserved under the 2016 ESPP was 41,626 shares. The number of shares reserved for issuance under the 2016 ESPP was increased by 6,937 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 ESPP described above.

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

Options granted under the 2018 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of common shares that may be issued under the 2018 Plan is 1,527,210 as of September 30, 2021. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and units that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to units available under the 2018 Plan. As of September 30, 2021, 330,609 shares remain available for issuance under the 2018 Plan.

Under each plan, the exercise price per option granted is not less than the fair market value of common stock as of the date of grant.

2021 Inducement Plan

On April 13, 2021 the Board of Directors approved the adoption of the Company’s 2021 Inducement Plan (the “2021 Plan”), which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Rule 416 under the Securities Act of 1933. As of September 30, 2021, the total number of shares of the Company’s common stock that may be issued under the 2021 Plan is 504,000 shares of which 233,600 shares are available for future issuance under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan.

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

Option activity

The following table summarizes the Company’s option activity during nine months ended September 30, 2021:

	Number of Shares/ Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	944,961	$20.70	8.29	6,522
Granted	986,014	$15.33	9.91	—
Exercised	(9,241)	8.97	7.37	9
Forfeited	(139,290)	$13.70		—
Outstanding as of September 30, 2021	1,782,444	$19.01	7.92	1,521
Vested and expected to vest as of September 30, 2021	1,767,444	$19.03	7.90	—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock/units for those stock/unit options that had exercise prices lower than the fair value of the Company’s common stock/units.

The grant date fair value of options granted during the period was $13.7 million, or $13.89 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period ranging from one to four years.

Stock/equity-based compensation

The Company recorded stock/equity-based compensation expense related to common stock/unit options and restricted units in the following expense categories in its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$320	$154	$1,066	$529
General and administrative expenses	972	540	2,892	1,237
	$1,292	$694	$3,958	$1,766

As of September 30, 2021, total unrecognized compensation cost related to unvested options and restricted common stock was $12.5 million, which is expected to be recognized over a weighted average period of 2.65 years.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,956)	$(6,385)	(29,092)	(20,822)
Gain on extinguishment of Class B preferred units	—	—	—	6,697
Net loss applicable to common shareholders	$(9,956)	$(6,385)	$(29,092)	$(14,125)
Denominator:
Weighted average common shares/units outstanding, basic and diluted	10,304,775	2,159,403	10,239,502	2,155,276
Net loss per share/unit, basic and diluted	$(0.97)	$(2.96)	$(2.84)	$(6.55)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2021	2020
Options to purchase common stock	1,782,444	964,002
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986
	1,882,430	1,063,988

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

The Sublease provides for an initial annual base rent of $1,939,340, which increases annually up to a maximum annual base rent of $1,997,520. The Subtenant also is responsible for paying to the Company operating costs, annual tax costs and all utility costs attributable to the Premises during the term of the Sublease. Expense arising from the Merger Premises of $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and lease income from the Sublease of $0.5 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, are classified in operating expense on a net basis.

The Company also leases property and equipment under agreements that are accounted for as finance leases.

The components of lease cost were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating lease cost	$4,721	$2,085
Short-term lease cost	—	—
Variable lease cost	458	244
Finance lease cost:
Amortization of lease assets	133	280
Interest on lease liabilities	6	16
Total finance lease cost	$139	$296

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$4,484	$1,428
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$6	$16
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$140	$264
Operating lease liabilities arising from obtaining right-of-use assets	$—	$10,219
Finance lease liabilities arising from obtaining right- of-use assets	$—	$—

The weighted-average remaining lease term and discount rate were as follows:

	As of September 30,
	2021	2020
Weighted-average remaining lease term (in years) used for:
Operating leases	5.47	2.58
Finance leases	0.99	0.83
Weighted-average discount rate used for:
Operating leases	9.10%	8.80%
Finance leases	5.59%	6.90%

Because the interest rates implicit in the license agreement and lease agreement assumed from PTI were not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of each. The present value of the Company’s finance leases was calculated using the rate implicit in the lease.

As of September 30, 2021, future annual lease payments under the Company’s real estate operating leases and equipment finance leases were as follows (in thousands):

Year	Operating Leases	Finance Leases
2021	$1,514	$26
2022	6,173	50
2023	2,977	—
2024	1,931	—
2025	1,985	—
Thereafter	4,840	—
Total future lease payments	19,420	76
Less: Imputed interest	(3,773)	(2)
Total lease liabilities	$15,647	$74

The following table presents lease assets and liabilities and their classification on the condensed consolidated balance sheet (in thousands):

Leases	Condensed Consolidated Balance Sheet Classification	Amount
Assets:
Operating lease assets	Operating lease right-of- use assets	$19,864
Finance lease assets	Property and equipment, net	66
Total leased assets		$19,930
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$4,909
Finance lease liabilities	Current portion of finance lease obligation	65
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	10,738
Finance lease liabilities	Finance lease obligation, net of current portion	9
Total lease liabilities		$15,721

10. Commitments and Contingencies

License agreement

The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain know-how related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the nine months ended September 30, 2021 and the year ended December 31, 2020. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.

Contingent Value Rights Agreement

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitled each holder of Company Common Stock as of immediately prior to the effective time of the Merger (the “Effective Time”) to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the CF Assets ( the “CF Assets”) to any one of three specified counterparties completed during the 9-month period after the Effective Time (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Merger Agreement). The CVR agreement became effective at Closing of the Merger. Due to the fact that no CF Asset sale was completed by the nine-month anniversary of the Effective Time, the CVRs expired. No liability has been recorded at September 30, 2021 or previous periods associated with the CVRs.

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

11. Related Parties

There were no related party transactions for the three and nine months ended September 30, 2021. The Company leased certain office and laboratory space from an investor in the Company until May 2020. Lease expense and amounts paid to the investor associated with this lease agreement for the nine months ended September 30, 2020 was $0.4 million and $0.6 million, respectively.

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of innovative, disease-modifying therapies for neurodegenerative diseases. Neurodegenerative diseases cause a progressive loss of structure and function in the brain, leaving patients with devastating damage to their nervous system and widespread functional impairment. Although treatments may help relieve some of the physical or mental symptoms associated with neurodegenerative diseases, few of the currently available therapies slow or stop the continued loss of neurons, resulting in a critical unmet need. We are specifically focused on developing novel disease-modifying therapies to treat devastating conditions, either with large or orphan disease markets, including Parkinson’s disease, dementia with Lewy bodies, multiple system atrophy, amyotrophic lateral sclerosis, or ALS (also known as Lou Gehrig’s disease), frontotemporal lobar degeneration, or FTLD, and Alzheimer’s disease.

Our lead program, YTX-7739, is in development for the potential treatment and disease modification of Parkinson’s disease. YTX-7739 targets an enzyme known as stearoyl-CoA desaturase, or SCD. Inhibition of SCD in multiple cellular systems, including patient-derived neurons, as well as in a novel mouse model of Parkinson’s disease, has been demonstrated to overcome the toxicity of misfolded alpha-synuclein, or α-synuclein, a protein strongly associated with Parkinson’s disease.

On November 10, 2021, we announced the results of a Phase 1b clinical trial of YTX-7739 in patients with mild-to-moderate Parkinson’s disease, which assessed the safety, tolerability and pharmacokinetics and pharmacodynamics of YTX-7739. These results support further clinical development for YTX-7739, and we expect to initiate a Phase 2 clinical trial of YTX-7739 in patients with Parkinson’s disease in 2022, with interim results expected in the second half of 2023. Based on recent promising preclinical data and potential further preclinical validation, we will explore a window-of-opportunity clinical study of YTX-7739 in glioblastoma multiforme patients, with data from such study expected in the second half of 2022. We also intend to explore additional indications for YTX-7739 through preclinical studies in additional diseases where targeting SCD has been implicated as a potential therapeutic opportunity, with multiple readouts expected in 2022. To date, none of our product candidates have advanced into late-stage development or a pivotal clinical trial.

At the center of our scientific foundation is our drug discovery engine, which is based on technology licensed from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. This core technology, combined with investments and advancements by us, is designed to enable rapid screening to identify drugs with the potential to modify disease by overcoming toxicity in disease-causing gene networks. Toxicity in many neurodegenerative diseases results from an aberrant accumulation of misfolded proteins in the brain. We leverage our proprietary discovery engine to identify and screen novel drug targets and drug molecules for their ability to protect nerve cells from toxicity arising from misfolded proteins. To date, we have identified over 20 targets, most of which have not previously been linked to neurodegenerative diseases. We believe this discovery platform will allow us to replenish our pipeline as programs advance into clinical development. We will need substantial additional funding to continue to advance product candidates through clinical trials.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.0 million and $29.1 million, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $176.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities particularly if and as we:

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. Because of the numerous risks and uncertainties associated with product development, including any impact from the ongoing COVID-19 pandemic, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $46.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022 from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Recent Developments

YTX-7739 for Parkinson’s Disease

On November 10, 2021, we announced data from our Phase 1b clinical trial of YTX-7739 in patients with mild-to-moderate Parkinson’s disease. The Phase 1b clinical trial was a randomized, placebo-controlled, double-blind multi dose study to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of YTX-7739. Data were reported from 20 patients with mild-to-moderate Parkinson’s disease. Patients received once-daily oral doses of YTX-7739 (20 mg or placebo) for 28 days.

YTX-7739 was shown to inhibit its primary target, SCD, an enzyme whose inhibition has been closely linked to neuronal survival and improved motor function in a Parkinson’s disease model. After 28 days of treatment, the 20 mg dose given once-daily reduced the fatty acid desaturation index (FA-DI), a biomarker of SCD inhibition, by approximately 20%-40%, the range expected to be clinically relevant based on preclinical studies. Target engagement in the cerebrospinal fluid suggested that YTX-7739 effectively crossed the blood-brain barrier. Additionally, the PK/PD profile of YTX-7739 was consistent with previous studies and we believe informs dose selection for future studies.

YTX-7739 was generally well tolerated with all treatment emergent adverse events being mild to moderate in severity. There were no serious adverse events. Moderate adverse events (AEs) in the active treatment group consisted of 2 patients with increased Parkinson’s symptoms, 2 patients with lower back pain, 1 patient with headache, 1 patient with myalgia, 1 patient with insomnia, 1 patient with ligament strain, and 1 patient with vaccination complication. One patient on placebo had moderate worsening of tremors and Parkinsonism, which led to discontinuation. AEs occurring at a higher percentage in 2 or more patients administered YTX-7739 compared to placebo were procedural pain, myalgia, dry eye, hyperbilirubinemia, hypesthesia, lower back pain, and constipation. AEs occurring at a higher percentage with placebo included orthostatic hypotension, headache, tremor, fatigue and dizziness.

As expected, after only 28 days of dosing, there were no statistically significant differences in clinical assessments (Unified Parkinson's Disease Rating Scale Part III (UPDRS III), Montreal Cognitive Assessment (MoCA)) or most exploratory biomarkers. Quantitative electroencephalogram (qEEG) assessments of the effect of YTX-7739 on brain activity were completed in a subset of 8 patients and demonstrated a statistically significant change compared to baseline, suggestive of a potential improvement in synaptic function. We plan to further validate the role of this diagnostic marker in future clinical studies.

These results support further clinical development for YTX-7739, and we expect to initiate a Phase 2 clinical trial of YTX-7739 in patients with Parkinson’s disease in 2022, with interim results expected in the second half of 2023. Based on recent promising preclinical data and potential further preclinical validation, we will explore a window-of-opportunity clinical study of YTX-7739 in glioblastoma multiforme patients, with data from such study expected in the second half of 2022. We also intend to explore additional indications for YTX-7739 through preclinical studies in additional diseases where targeting SCD has been implicated as a potential therapeutic opportunity, with multiple readouts expected in 2022.

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

At-the-Market Offering Program

In April 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which we may issue and sell, from time-to-time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction us. We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the sales agreement. We sold 82,132 shares of its common stock under the ATM program during the nine months ended September 30, 2021 for gross proceeds of $1.3 million. As of September 30, 2021, approximately $58.7 million of common stock remained available for future issuance under the ATM program.

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

We will record revenue over the research term as we satisfy our performance obligation under the Collaboration Agreement. Accordingly, the upfront payment of $15.0 million will be recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. We recorded $1.6 million and $7.3 million of collaboration revenue for the three and nine months ended September 30, 2021, respectively, related to the Collaboration Agreement. We recorded $3.3 million of collaboration revenue during the three and nine months ended September 30, 2020.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect research and development costs to increase significantly for the foreseeable future as we continue the development of YTX-7739 and any other product candidates we may develop in the future. We cannot accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of product candidates including future trial design and various regulatory requirements, many of which cannot yet be determined with accuracy based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The successful development and commercialization of YTX-7739 and any other product candidates we may develop in the future is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$1,635	$3,308	$(1,673)
Operating expenses:
Research and development	6,624	5,489	1,135
General and administrative	4,513	3,725	788
Total operating expenses	11,137	9,214	1,923
Loss from operations	(9,502)	(5,906)	(3,596)
Other income (expense):
Change in fair value of preferred unit warrant liability	—	46	(46)
Interest expense	(454)	(501)	47
Interest income and other income (expense), net	—	(24)	24
Loss on debt extinguishment	—	—	—
Total other expense, net	(454)	(479)	25
Net loss	$(9,956)	$(6,385)	$(3,571)

Collaboration Revenue

Collaboration revenue recognized during the three months ended September 30, 2021 of $1.6 million was related to our Collaboration Agreement with Merck. The upfront payment of $15.0 million received in July 2020 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$2,163	$1,310	853
YTX-9184	546	621	(75)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	717	806	(89)
Personnel related (including equity-based compensation)	1,930	1,211	719
Facility related and other	1,268	1,541	(273)
Total research and development expenses	$6,624	$5,489	$1,135

Research and development expenses were $6.6 million for the three months ended September 30, 2021, an increase of $1.1 million from $5.5 million for the three months ended September 30, 2020. Direct expenses of our YTX-7739 program increased by $0.9 million in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change was due primarily to an increase in certain costs as YTX-7739 progressed from a SAD study in 2020 to MAD clinical studies during the first quarter of 2021. Direct expenses of our YTX-9184 program decreased by less than $0.1 million from $0.6 million for the three months ended September 30, 2020 to $0.5 million for the three months ended September 30, 2021. The change was primarily due to preclinical and drug product manufacturing costs as the program progresses towards clinical studies. Platform and other early-stage research external costs decreased by less than $0.1 million from $0.8 million in the three months ended September 30, 2020 to $0.7 million in the three months ended September 30, 2021. This change was primarily due to increased laboratory activities in the three months ended September 30, 2020 after the move to new office and laboratory space in the second quarter of 2020. Personnel related costs increased by $0.7 million primarily due to the impact of a $0.5 million R&D tax credit that was recorded as a reduction of personnel expense in the third quarter of 2020. Personnel costs were not affected by any R&D tax credit during the three months ended September 30, 2021.

General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel related (including equity-based compensation)	$2,139	$1,422	717
Professional and consultant fees	1,164	2,103	(939)
Facility related and other	1,210	200	1,010
Total general and administrative expenses	$4,513	$3,725	$788

General and administrative expenses were $4.5 million for the three months ended September 30, 2021, an increase of $0.8 million from $3.7 million for the three months ended September 30, 2020. The increase of $0.7 million in personnel related costs was primarily due to $0.4 million in stock/equity-based compensation and $0.3 million due to additional hiring in the general and administrative function. Personnel-related costs for each of the three months ended September 30, 2021 and 2020 included stock/equity-based compensation of $1.0 million and $0.5 million, respectively. Professional and consultant fees decreased by $0.9 million primarily due to higher audit expenses and legal fees in the third quarter of 2020 while working towards the Merger. Facility and other related costs increased by $1.0 million primarily due to incremental public company insurance premiums of $0.6 million and $0.3 million of lease expense in excess of sublease income.

Other Income (Expense)

Other income (expense), remained relatively flat from the three months ended September 30, 2021 to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$7,282	$3,308	$3,974
Operating expenses:
Research and development	20,729	14,457	6,272
General and administrative	15,277	8,356	6,921
Total operating expenses	36,006	22,813	13,193
Loss from operations	(28,724)	(19,505)	(9,219)
Other income (expense):
Change in fair value of preferred unit warrant liability	—	72	(72)
Interest expense	(1,407)	(1,410)	3
Interest income and other income (expense), net	(95)	21	(116)
Loss on debt extinguishment	1,134	—	1,134
Total other expense, net	(368)	(1,317)	949
Net loss	$(29,092)	$(20,822)	$(8,270)

Collaboration Revenue

Collaboration revenue recognized during the nine months ended September 30, 2021 of $7.3 million was related to our Collaboration Agreement with Merck. The upfront payment of $15.0 million received in July 2020 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$6,281	$2,908	$3,373
YTX-9184	1,691	927	764
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	2,517	1,638	879
Personnel related (including equity-based compensation)	6,084	5,379	705
Facility related and other	4,156	3,605	551
Total research and development expenses	$20,729	$14,457	$6,272

Research and development expenses were $20.7 million for the nine months ended September 30, 2021, an increase of $6.3 million from $14.5 million for the nine months ended September 30, 2020. Direct expenses of our YTX-7739 program increased by $3.4 million in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change was due primarily to an increase in clinical costs as YTX-7739 progressed from a SAD study in 2020 to MAD clinical studies starting in the first quarter of 2021. Direct expenses of our YTX-9184 program increased by $0.8 million from $0.9 million for the nine months ended September 30, 2020 to $1.7 million for the nine months ended September 30, 2021. The change was primarily due to preclinical and consulting costs as the program progresses towards clinical studies. Platform and other early-stage research external costs increased by $0.9 million from $1.6 million in the nine months ended September 30, 2020 to $2.5 million in the nine months ended September 30, 2021. This change was primarily due to decreased laboratory activities as a result of COVID-19 in 2020 as well as preparations for the move to new office and laboratory space in the second quarter of 2020. Personnel related costs increased by $0.7 million primarily due to recording a R&D tax credit in the third quarter of 2021 but also due to hiring in the research and development function during the fourth quarter of 2020 which continued to be reflected in the nine months ended September 30, 2021.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel related (including equity-based compensation)	$6,546	$3,845	2,701
Professional and consultant fees	4,652	3,846	806
Facility related and other	4,079	665	3,414
Total general and administrative expenses	$15,277	$8,356	$6,921

General and administrative expenses were $15.3 million for the nine months ended September 30, 2021, an increase of $6.9 million from $8.4 million for the nine months ended September 30, 2020. The increase of $2.7 million in personnel related costs was primarily due to $1.7 million in stock/equity-based compensation and $1.1 million due to additional hiring in the general and administrative function. Personnel-related costs for each of the nine months ended September 30, 2021 and 2020 included stock/equity-based compensation of $2.9 million and $1.2 million, respectively. Professional and consultant fees increased by $0.8 million primarily due to higher audit expenses and legal fees related to operating as a public company. Facility and other related costs increased by $3.4 million primarily due to incremental public company insurance premiums of $1.6 million, $1.1 million of lease expense in excess of sublease income, and $0.2 million paid in settlement of litigation.

Other Income (Expense)

Other income (expense), net increased by $0.9 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 resulting primarily from a $1.1 million gain on the extinguishment of debt upon forgiveness of the PPP loan (see Paycheck Protection Loan section of the Description of Indebtedness below). This loan was obtained in April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020.

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

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(40,178)	$(6,377)
Cash provided by (used in) investing activities	1,494	(2,407)
Cash provided by financing activities	259	22,022
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(38,425)	$13,238

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, operating activities used $40.2 million of cash, resulting from our net loss of $29.1 million, primarily due to net cash changes in our working capital of $18.8 million and the add back of the $1.1 million gain on extinguishment included in our net loss for the period. Those changes were offset by non-cash charges of $8.8 million, including $3.8 million of non-cash lease expense and $4.0 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted of a $7.3 million decrease in deferred revenue due to the recognition of revenue related to the Collaboration Agreement (see note 4 to the financial statements). Additionally, there was a $8.8 million decrease in accounts payable and accrued expenses and other current liabilities, primarily due to $5.7 million that was paid to settle severance and other obligations resulting from the merger, as well as payment of $1.7 million of 2020 performance bonuses offset by 2021 bonus expense accrued, and $1.7 million of banking commissions paid related to the Private Placement that closed in the fourth quarter of 2020. There was also a decrease of $3.3 million in operating lease liabilities resulting from lease payments.

During the nine months ended September 30, 2020, operating activities used $6.4 million of cash, resulting from our net loss of $20.8 million and net cash used by changes in our operating assets and liabilities of $10.1 million, partially offset by non-cash charges of $4.3 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a $11.7 million increase in deferred revenue, a $1.0 million increase in accounts payable and accrued expenses and other current liabilities, a $0.9 million decrease in operating lease liabilities, a $1.4 million decrease in prepaid expenses and other current assets, and a $0.3 million increase in deposits.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Net Cash (Used in)/Provided by Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $1.5 million, primarily related to net cash of $1.6 million provided by net sales of marketable securities offset by $0.1 million of purchases of property and equipment.

During the nine months ended September 30, 2020, net cash used in investing activities was $2.4 million, primarily related to $2.2 million of cash used the net sales and maturities of marketable securities and by $0.2 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $0.3 million, consisting primarily of proceeds from issuance of common stock of $1.3 million, offset by payments of debt principal of $0.9 million, debt issuance costs of $0.1 million and payments of finance lease obligations of $0.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $22.0 million, consisting primarily of $21.2 million of net proceeds from the issuance of Class C preferred units and $1.1 million of proceeds from a government loan (Paycheck Protection Program (“PPP”) loan), offset by payments of finance lease obligations of $0.3 million.

Description of Indebtedness

Loan and Security Agreement

We have outstanding principal borrowings of $14.1 million under a loan and security agreement entered into in December 2019 (the “Term Loan”) with Hercules Capital, Inc. (the “Lender”). Another $5.0 million became available upon the occurrence of a developmental milestone and an equity event defined in the agreement, but we elected not to draw it. An additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the Term Loan were repayable in monthly interest-only payments until August 1, 2021. The interest-only period will be followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of (i) 8.75% and (ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. We may repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the Term Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

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

At-the-Market Offering Program

In April 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which we may issue and sell, from time-to-time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction us. We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the sales agreement. We sold 82,132 shares of its common stock under the ATM program during the nine months ended September 30, 2021 for gross proceeds of $1.3 million. As of September 30, 2021, approximately $58.7 million of common stock remained available for future issuance under the ATM program.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022 from the date of issuance of the condensed consolidated financial statements included in this quarterly report. The timing and amount of our operating expenditures will depend largely on:

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

The Merger and a concurrent private placement were completed in December 2020, which provided us with $35.1 million incremental cash from the Merger and net proceeds of $31.6 million from the concurrent private placement. As of November 15, 2021, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2021, we expect that our existing cash, cash equivalents and marketable securities will fund our operating expenses, capital expenditure requirements and debt service payments into the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Since we currently anticipate that our existing capital resources will enable us to meet our planned operational expenses and capital expenditures, based on our current operating plans, only into the third quarter of 2022, we have determined that this cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses, raises substantial doubt with respect to our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. We plan to mitigate this risk by exploring opportunities to secure additional funding through equity or debt financings and/or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2021, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of September 30, 2021, we have an accumulated deficit of $176.9 million and cash, cash equivalents and marketable securities of $46.4 million. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for 12 months from the issuance of the condensed consolidated financial statements.

If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of our product candidates or other research and development initiatives.

We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future.

We have funded our operations to date through proceeds from collaborations and sales of preferred units. From our inception through September 30, 2021, we have received gross proceeds of $125.5 million from such transactions. As of September 30, 2021, our cash, cash equivalents and marketable securities were $46.4 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $176.9 million as of September 30, 2021.

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

We are prioritizing our lead product candidate, YTX-7739, which is in Phase 1 clinical development for the treatment of Parkinson's disease. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing product candidates, such as YTX-7739, and ensuring replenishment of our portfolio.

Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. For example, we plan to evaluate YTX-7739 in additional preclinical studies instead of advancing our other product candidate, YTX-9184, as we believe this approach will provide an opportunity to assess results in patients sooner, given the studies and clinical trials done to date of YTX-7739. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates, including our decision to focus on YTX-7739, or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We will need additional funding to advance YTX-7739 through clinical development, which funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

As of September 30, 2021, our cash, cash equivalents and marketable securities were $46.4 million. We will require additional funding to advance clinical trials of YTX-7739 and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in future clinical trials for YTX-7739. Developing small-molecule products is expensive, and we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.

In addition, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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
•
the risk that subjects enrolled in clinical trials will not complete such studies, for any reason; and
•
the impact of the ongoing COVID-19 pandemic on patient enrollment and retention and clinical trial site initiation.

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

Clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of subjects or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and lack of adherence to the dosing regimen or the expected delivery formulation of YTX-7739 or any of our other product candidates and other clinical study protocols, and the rate of dropout among clinical study participants. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or safety issues, notwithstanding promising results in early-stage studies. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

The extent to which COVID-19 may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the identification of new variants of the virus, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our preclinical studies or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidate and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Further, the COVID-19 outbreak caused delays in our Phase 1 single ascending dose trial of YTX-7739, and certain of the sites in the YTX-7739 Phase 1b clinical trial incurred delays due to COVID-19, resulting in a delay in the expected timing of early results from that trial. COVID-19 may cause delays in our other clinical trials, including delays in enrollment, due to diversion or prioritization of trial site resources away from the conduct of clinical trials and toward the COVID-19 pandemic. Key clinical trial activities, such as site monitoring, may be interrupted due to restrictions in travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers and suppliers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders by the previous U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court's decision upheld most of the ACA and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent labeling and post-marketing testing and other requirements.

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

In December 2019, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) (the “Term Loan”), which was most recently amended in April 2021. The Term Loan provides up to $30.0 million of debt financing and has interest-only payments through August 1, 2021, with the option to extend an additional six months upon the drawdown following occurrence of a development milestone and an equity event as defined in the agreement. Thereafter, we are obligated to make payments that will include equal installments of principal and interest through the maturity date of January 1, 2024. As of September 30, 2021, $14.1 million of principal was outstanding under the Term Loan.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of December 31, 2020, we had federal and state net operating loss (“NOL”) carryforwards of $453.8 million and $429.9 million, respectively. Of the federal NOL carryforwards, $228.1 million begin to expire in 2026, and $225.7 million can be carried forward indefinitely. Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of our merger with Proteostasis Therapeutics, Inc., together with private placements and other transactions that have occurred since our inception, likely triggered such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the merger, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the Merger, could have a material adverse effect on our results of operations in future years. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that our NOLs are not already limited

Under current law, federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated in tax years beginning before January 1, 2018, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

Furthermore, our ability to utilize NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, these NOL carryforwards generated in tax years beginning before January 1, 2018 could expire unused. Notwithstanding the foregoing discussion of NOLs, we have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of such NOLs.

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

Risks Related to our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price at which you purchased our shares.

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The daily closing market price for our common stock has varied between a high price of $25.40 on December 10, 2020 and a low price of $5.40 on November 11, 2021 in the twelve-month period ending on November 11, 2021. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased your shares. The market price for our common stock may be influenced by many factors, including:

•	adverse results or delays in preclinical studies or clinical trials;

•	an inability to obtain additional funding;

•	failure by us to successfully develop and commercialize our product candidates;

•	failure by us to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us or our licensors and strategic partners to prosecute, maintain or enforce our intellectual property rights;

•	changes in laws or regulations applicable to future products;

•	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	the introduction of new products, services or technologies by our competitors;

•	failure by us to meet or exceed financial projections we may provide to the public;

•	failure by us to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	the trading volume of our common stock.

In addition, companies trading in the stock market in general, and The Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Although we have obtained research coverage from certain analysts, there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 46.3% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

An active trading market for our common stock may not be sustained.

Although our common stock is listed on The Nasdaq Capital Market, an active trading market for our shares may never be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchased without depressing the market price for the shares, or at all.

An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling additional shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We have never paid and do not intend to pay cash dividends in the foreseeable future. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of our Term Loan restricts our ability to pay dividends, and we may enter into future debt agreements with similar restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our third amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law (1) any derivative action or proceeding brought on our behalf; (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers, employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (each as may be amended from time to time); (4) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws (including any right, obligation, or remedy thereunder); (5) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (6) any action or proceeding asserting a claim against us or any director, officer or other employee, governed by the internal affairs doctrine (the “Delaware Forum

Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act, the Exchange Act or for which the federal courts have exclusive jurisdiction.

Our third amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our third amended and restated bylaws provide that any person or entity holding, owning or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision and the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2021, in accordance with that certain Third Amended and Restated Stockholders’ Agreement, by and among the Company and the stockholders party thereto, dated September 1, 2015 (the “Agreement”), the Company and the stockholders holding sufficient shares to terminate the Agreement mutually agreed to terminate the Agreement. As a result, the registration rights afforded to stockholders provided thereunder have been terminated.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1

Employment Offer Letter by and between Yumanity Therapeutics, Inc. and Michael D. Wyzga, dated July 12, 2021 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No.: 001-37695) filed on August 16, 2021).

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Filed herewith.

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

Company Name

Date: November 15, 2021	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Date: November 15, 2021	By:	/s/ Michael Wyzga
Michael Wyzga
Chief Financial Officer and Principal Financial Officer