Form 10-K
period 2021-12-31
YUMANITY THERAPEUTICS, INC.
filed 2022-03-24
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its common stock (based on a closing price of $11.65 per share on June 30, 2021 as reported on the Nasdaq Capital Market) held by non-affiliates was approximately $110,386,092.

As of March 17, 2022, the registrant had 10,829,749 shares of common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Yumanity Therapeutics, Inc.

i

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

Summary of the Material Risks Associated with Our Business

We are subject to various risks associated with our businesses and industries. These risks include the following:

•
we are exploring strategic alternatives for the Company that could significantly impact our future operations and financial position;
•
our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern;
•
if we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our Company;
•
it may take considerable time and expense to respond to the partial clinical hold that has been placed on our IND for YTX-7739 by the FDA and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences;
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
•
the ongoing pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases has and may continue to impact our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations;
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

The forward-looking statements in this Annual Report include, among other things, statements about:

•
the process of evaluating strategic alternatives and restructuring;
•
the terms, timing, structure, benefits, and costs of any strategic transaction or restructuring and whether either will be consummated at all;
•
the impact of any strategic transaction or restructuring on the Company;
•
our ability to continue as a going concern;
•
the likelihood that the partial clinical hold on the Company's IND for YTX-7739 will be lifted;
•
the ability to conduct clinical trials of YTX-7739 in the U.S. and outside the U.S.;
•
our business strategy for and the potential therapeutic benefits of our current and prospective product candidates and the results of preclinical studies;
•
the design, commencement, enrollment, and timing of ongoing or planned clinical trials, clinical trial results, product approvals, and regulatory pathways;
•
the anticipated benefits of our drug discovery platform;
•
our financial and cash position;
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

v

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Yumanity Therapeutics, Inc. and its consolidated subsidiary.

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative, disease-modifying therapies for neurodegenerative diseases. Neurodegenerative diseases cause a progressive loss of structure and function in the brain, leaving patients with devastating damage to their nervous system and widespread functional impairment. Although treatments may help relieve some of the physical or mental symptoms associated with neurodegenerative diseases, few of the currently available therapies slow or stop the continued loss of neurons, resulting in a critical unmet need. We are specifically focused on developing novel therapies to treat devastating conditions, either with large or orphan disease markets, such as Parkinson’s disease, dementia with Lewy bodies, multiple system atrophy, or MSA, amyotrophic lateral sclerosis, or ALS (also known as Lou Gehrig’s disease), and frontotemporal lobar dementia, or FTLD.

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

In February 2022, we announced that we are exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as our exclusive financial advisor to assist in this process. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until the Board of Directors has concluded that disclosure is appropriate or required.

In February we also began implementation of a strategic restructuring with the objective of preserving capital. As part of the restructuring, we are eliminating approximately 60% of its workforce and took other actions, including reducing our office and laboratory space, to reduce expenditures.

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

In January 2022, the U.S. Food and Drug Administration (FDA), placed a partial clinical hold on multidose clinical trials of YTX-7739. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s concerns have been addressed. We anticipate working closely with the FDA to adequately address their concerns. The FDA’s action has not impacted our on-going multidose clinical trial in Europe and is permitting our planned single dose formulation clinical trial to proceed.

On November 10, 2021, we announced the top-line results of a Phase 1b clinical trial of YTX-7739 in patients with mild-to-moderate Parkinson’s disease, which assessed the safety, tolerability and pharmacokinetics and pharmacodynamics of YTX-7739. The Phase 1b clinical trial was a randomized, placebo-controlled, double-blind multi dose study to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of YTX-7739. Data were reported from 20 patients with mild-to-moderate Parkinson’s disease. Patients received once-daily oral doses of YTX-7739 (20 mg or placebo) for 28 days. YTX-7739 was shown to inhibit its primary target, SCD, an enzyme whose inhibition has been closely linked to neuronal survival and improved motor function in a Parkinson’s disease model.

After 28 days of treatment, the 20 mg dose given once-daily reduced the fatty acid desaturation index (FA-DI), a biomarker of SCD inhibition, by approximately 20%-40%, the range expected to be clinically relevant based on preclinical studies. Target engagement in the cerebrospinal fluid suggested that YTX-7739 crossed the blood-brain barrier. Additionally, the PK/PD profile of YTX-7739 was consistent with previous studies and we believe informs dose selection for future studies.

YTX-7739 was generally well tolerated with all treatment emergent adverse events being mild to moderate in severity. There were no serious adverse events. Moderate adverse events (AEs) in the active treatment group consisted of 2 patients with increased Parkinson’s symptoms, 2 patients with lower back pain, 1 patient with headache, 1 patient with myalgia, 1 patient with insomnia, 1 patient with ligament strain, and 1 patient with vaccination complication. One patient on placebo had moderate worsening of tremors and Parkinsonism, which led to discontinuation. AEs occurring at a higher percentage in 2 or more patients administered YTX-7739 compared to placebo were procedural pain, myalgia, dry eye, hyperbilirubinemia, hypoesthesia, lower back pain, and constipation. AEs occurring at a higher percentage with placebo included orthostatic hypotension, headache, tremor, fatigue and dizziness.

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

At the center of our scientific foundation is our drug discovery engine, which is based on technology licensed from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. This core technology, combined with investments and advancements by us, is designed to enable rapid screening to identify product candidates with the potential to modify disease by overcoming toxicity in disease-causing gene networks. Toxicity in many neurodegenerative diseases results from an aberrant accumulation of misfolded proteins in the brain. We leverage our proprietary discovery engine to identify and screen novel drug targets and drug molecules for their ability to protect nerve cells from toxicity arising from misfolded proteins. To date, we have identified over twenty targets, most of which have not previously been linked to neurodegenerative diseases.

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

Clinical study of neurodegenerative disease and evaluation of potential therapeutics has faced several hurdles. A primary consideration is the genetic heterogeneity of neurodegenerative diseases and subsequent variations in the disease biology in patients with similar clinical diagnoses. We believe this degree of heterogeneity is far greater than previously appreciated and is likely due to a unique combination of genetic and environmental factors which have important implications for development of therapies and their appropriate use by individual patients. We believe there is a need for a larger and more accurate set of biomarkers to aid in diagnosis as well as monitoring disease progression and treatment response in trials. Damage to brain cells early in the disease course and prior to the onset of symptoms presents further challenges for the design of clinical trials, as patients enrolling in clinical trials are typically selected based on expression of disease symptoms when significant damage to brain cells has already occurred. For example, increasingly sophisticated imaging studies have demonstrated that patients have lost at least 40% to 60% of dopaminergic neuronal integrity before qualifying for a diagnosis of Parkinson’s disease, indicating damage to brain cells begins long, often decades, before clinical symptoms manifest. As a result, many previous clinical trials in neurodegenerative disease included patients at a stage of the disease beyond which progression could no longer be modified. Thus, clinical trials would optimally be performed in patient populations that are at an early enough stage where potential disease-modifying therapies have an opportunity to preserve existing brain cells and function. Approaches to early diagnosis remain a focus in the neurodegenerative clinical research field.

In Parkinson’s disease, the cornerstone of pharmacological therapy for the past several decades has focused on either temporarily replenishing dopamine or mimicking the action of dopamine such as with the dopamine precursor levodopa. Levodopa, which is very helpful to patients in managing some of the motor symptoms of the disease, does not alter disease progression. Certain disease-modifying molecules are currently being investigated in early clinical trials for the potential of removing or reducing levels of α-synuclein. These programs, however, are predominantly focused on the development of antibodies. Therapeutic antibodies are large molecules that are administered systemically, and as such have significant challenges crossing the blood brain barrier and penetrating into the brain, which is the target tissue for neurodegenerative diseases. Even if some limited amount of antibody can penetrate into the brain, antibodies face a further challenge. α-Synuclein functions within cells to facilitate vesicle trafficking, however when α-synuclein misfolds it is thought to have an increased propensity to aggregate and disrupt multiple critical processes inside the cell. The ultimate expression of this pathology is the formation of Lewy bodies within neurons, which are a hallmark of dystrophic and degenerating cells. Therapeutics that target pathological processes within cells would be expected to prevent this toxic progression. α-Synuclein can also be secreted by neurons, and although the function is unclear, this results in α-synuclein outside of cells. It is this population that would be a target for antibody therapeutics which are generally believed to interact with protein extracellularly, or outside the cell. We believe antibodies therefore have less access to α-synuclein, and recently, two antibody drug candidates that target α-synuclein failed to meet primary clinical endpoints in Phase 2 trials. By contrast, we are developing small molecules that our yeast platform pre-selects by design to cross the blood brain barrier and diffuse into the cell where α-synuclein causes cellular toxicity and damage. YTX-7739 targets the enzyme SCD, the inhibition of which has been shown to help overcome the toxicity of α-synuclein and promote protection of neurons.

Our Approach

Our approach is to unlock the path to new therapies by addressing the fundamental and persistent barriers in neurodegeneration research: the poor understanding of disease mechanisms and lack of new biological targets. We believe that programs focused on novel drug targets, which are grounded in an improved understanding of disease biology, will enable a higher likelihood of success in developing disease-modifying therapies.

Our discovery engine is built upon core enabling technology that we exclusively license from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. The core discovery technologies were created in the laboratory of our co-founder, Dr. Susan Lindquist. Dr. Lindquist and senior scientists from her team integrated multiple technology platforms to create a drug discovery engine designed to reliably generate new insights into fundamental mechanisms of neurodegenerative disease, and also reveal new potential drug targets and drug molecules that address neurodegeneration in a range of different ways, many of which were previously unknown.

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

We believe our proprietary discovery engine has the potential to dramatically expand the knowledge around the complex biology of neurodegeneration, and further allows initiation of discovery programs outside of the traditional, limited set of hypotheses that exist today. Screening for hits in a living yeast system can save time by providing a biological-relevant readout sooner than some of the more typical practice of starting in non-live, test tube systems. Additionally, shared features between yeast cell membranes and the blood brain barrier, such as comparable membrane permeability, polarity, and drug pumps for removal of non-native compounds, mean that molecules that can permeate a yeast cell to effect intracellular rescue may also be likely to penetrate the blood brain barrier. Furthermore, our molecules have been tested in diseased human cells ex-vivo at the beginning rather than at the end of preclinical development. We believe that success in this setting confers increased confidence in programs compared to the more traditional paradigm of multiple rounds of animal studies before any actual testing in human tissues.

Key Differentiators of Our Discovery Engine

We have leveraged the power of our discovery engine to generate a robust portfolio of promising novel drug targets and molecules. We then prioritize the most promising targets to accelerate drug discovery programs and advance compounds into preclinical and ultimately clinical development. To date, this approach has already uncovered over twenty novel targets, pathways, mechanisms, and molecules that we believe have the potential to ameliorate the fundamental cellular toxicities associated with neurodegenerative diseases.

Discovered targets may mature into programs as they advance through the discovery process. YTX-7739, our lead program, targets the enzyme SCD, one of the early targets identified and validated in our discovery engine and is being studied for the treatment of Parkinson’s disease. We are also developing lead compounds and validating two targets that are advancing through a research collaboration with Merck. Other targets for multiple potential indications are at varying stages of the discovery process.

Our Pipeline

All of our therapeutic candidates are small molecules and are optimized and formulated for oral delivery. We own both development and commercialization rights to YTX-7739 and all other targets except for our research collaboration with Merck, who has licensed these potential programs and will conduct IND-enabling toxicology and safety pharmacology, clinical development, and commercialization.

YTX-7739 is a novel small molecule for the potential treatment of Parkinson’s disease and related disorders of α-synuclein. The program that resulted in this lead compound was the first prioritized output program of our discovery engine. YTX-7739 is designed to ameliorate the consequences of α-synuclein toxicity in human cells that results in cellular dysfunction, specifically disruptions with the directed movement, or trafficking, of proteins or lipid-bound vesicles within cells. YTX-7739 targets the enzyme SCD, that catalyzes a reaction in the lipid metabolism pathway.

α-Synuclein is a protein that is a prominent constituent of Lewy bodies, the abnormal protein aggregates that are the pathological hallmarks of Parkinson’s disease, dementia with Lewy bodies, MSA and other neurological disorders known collectively as “synucleinopathies”. Current treatments for Parkinson’s disease manage the early motor symptoms of the disease. The goal of our differentiated and potentially disease-modifying approach with YTX-7739 is to block the intracellular toxicity associated with α-synuclein misfolding and aggregation to allow the cell to continue to function normally, and to slow or possibly even halt the progressive degenerative consequences of the disease.

On November 10, 2021, we announced the top-line results from our Phase 1b clinical trial of YTX-7739 in patients with mild-to-moderate Parkinson’s disease. The Phase 1b clinical trial was a randomized, placebo-controlled, double-blind multi dose study to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of YTX-7739. Data were reported from 20 patients with mild-to-moderate Parkinson’s disease. Patients received once-daily oral doses of YTX-7739 (20 mg or placebo) for 28 days. YTX-7739 was shown to inhibit its primary target, SCD, an enzyme whose inhibition has been closely linked to neuronal survival and improved motor function in a Parkinson’s disease model.

After 28 days of treatment, the 20 mg dose given once-daily reduced the fatty acid desaturation index (FA-DI), a biomarker of SCD inhibition, by approximately 20%-40%, the range expected to be clinically relevant based on preclinical studies. Target engagement in the cerebrospinal fluid suggested that YTX-7739 crossed the blood-brain barrier. Additionally, the PK/PD profile of YTX-7739 was consistent with previous studies and we believe informs dose selection for future studies.

YTX-7739 was generally well tolerated with all treatment emergent adverse events being mild to moderate in severity. There were no serious adverse events. Moderate AEs in the active treatment group consisted of 2 patients with increased Parkinson’s symptoms, 2 patients with lower back pain, 1 patient with headache, 1 patient with myalgia, 1 patient with insomnia, 1 patient with ligament strain, and 1 patient with vaccination complication. One patient on placebo had moderate worsening of tremors and Parkinsonism, which led to discontinuation. AEs occurring at a higher percentage in 2 or more patients administered YTX-7739 compared to placebo were procedural pain, myalgia, dry eye, hyperbilirubinemia, hypesthesia, lower back pain, and constipation. AEs occurring at a higher percentage with placebo included orthostatic hypotension, headache, tremor, fatigue and dizziness.

As expected, after only 28 days of dosing, there were no statistically significant differences in clinical assessments (UPDRS III, MoCA) or most exploratory biomarkers. Additionally, qEEG assessments of the effect of YTX-7739 on brain activity were completed in a subset of 8 patients and demonstrated a statistically significant change compared to baseline, suggestive of a potential improvement in synaptic function. We plan to further validate the role of this diagnostic marker in future clinical studies.

In January 2022, the U.S Food and Drug Administration (FDA) placed a partial clinical hold on multidose clinical trials of YTX-7739. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s questions have been addressed. The FDA has not halted all clinical programming and is permitting our planned single dose clinical trial to proceed. We anticipates working closely with the FDA to adequately address their concerns. While we work to address the FDA’s concerns, we have paused our planned window-of-opportunity clinical study of YTX-7739 in glioblastoma multiforme patients and exploration of additional indications.

Two other programs are novel targets for the treatment of ALS and FTLD. Activities for these potential programs are currently being conducted through a research collaboration with Merck, with up to $530 million in potential milestones for us plus royalties. If these potential programs are successful and achieve full target validation with small molecule agents, they will advance to IND-enabling safety pharmacology and toxicology studies to be conducted by Merck, who will also be responsible for any subsequent clinical development and commercialization.

Beyond these programs, we have additional targets that constitute a rich discovery pipeline.

Leadership Team and Scientific Team

We are led by a team of seasoned executives with prior experience in both public and private companies as well as small and large biopharmaceutical companies. The management team has deep expertise in neurology, neuroscience, rare diseases, and oncology.

Our Chief Executive Officer is Richard Peters, M.D., Ph.D., the former President, Chief Executive Officer and director at Merrimack Pharmaceuticals, and former Senior Vice President and Head of Global Rare Diseases at Sanofi Genzyme. Mike Wyzga is our Chief Financial Officer, and he was a former Vice President on the Healthcare Investment Banking Team at Needham & Company and also worked within the Healthcare Corporate and Investment Banking group at Citigroup. Paulash Mohsen is our Chief Business Officer, and he was the former Country Manager (Canada) at Cubist (acquired by Merck) and Vice President of Strategy and Business Operations at Optimer Pharmaceuticals (acquired by Cubist), and also a Vice President of Strategy and Multi-Channel Management at Pfizer.

Our co-founder and chairman of our board of directors is N. Anthony Coles, M.D., previously the Chief Executive Officer of Onyx Pharmaceuticals until its sale to Amgen in 2013, and current Chief Executive Officer of Cerevel Therapeutics. Our other co-founder is the late Susan Lindquist, Ph.D., a renowned cell biologist, National Medal of Science recipient, Howard Hughes Medical Institute investigator and former director of the Whitehead Institute.

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

Our Programs

We have leveraged our discovery engine to identify more than twenty diverse biological targets not previously linked to neurodegenerative disease that we believe are suitable for a future disease-modifying drug discovery program. Our lead program, YTX-7739 for the potential treatment and disease-modification of Parkinson’s disease, is currently in Phase 1 clinical trials. In collaboration with Merck, we are also currently in the lead optimization process for another potential program for the potential treatment of ALS and FTLD.

Our Lead Program – YTX-7739

We have been developing YTX-7739 for the treatment of Parkinson’s disease. YTX-7739 is the first prioritized drug candidate identified by our discovery engine and is designed to reduce α-synuclein toxicity by inhibiting SCD, an enzyme that metabolizes saturated fatty acids to their monounsaturated form.

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

Our Solution

YTX-7739 is a small molecule with potential to slow or halt disease progression in patients suffering with Parkinson’s disease. Using our discovery engine and Parkinson’s disease patient cell lines, we identified SCD as a biological target enzyme for diseases caused by α-synuclein-mediated toxicity. YTX-7739 is designed to inhibit SCD to reduce α-synuclein-mediated toxicity within cells.

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

Fifty-six healthy volunteers (aged 19-39 years of age; 22 males; 34 females) were administered single oral dose of YTX-7739, from 5 mg to 400 mg in the SAD study. Forty subjects participated in the placebo controlled, randomized, double blind part of the study which included seven cohorts of eight subjects each, randomized to YTX-7739 or placebo in a 6:2 ratio. Sixteen of these subjects also participated in two cohorts where YTX-7739 was administered with food. In addition, two cohorts of eight subjects each (16 subjects in total) participated in an open label fashion to further inform dose selection for the MAD study. Safety assessments included, but were not limited to, adverse events, serious adverse events, safety laboratory tests, vital signs and electrocardiograms (ECG). In addition, plasma drug levels were collected to assess pharmacokinetic variables and a pharmacodynamic biomarker was also included to explore the potential of YTX-7739 to change plasma levels of fatty acids. There were no safety concerns identified and YTX-7739 was found to be generally well tolerated with most adverse events being mild or moderate in severity. The half-life of YTX-7739 combined with a favorable dose-proportional pharmacokinetic (PK) profile, in the fed state, supports that low daily doses administered with food will sustain the target range of exposure.

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

On November 10, 2021, we announced top-line data from our Phase 1b clinical trial of YTX-7739 in patients with mild-to-moderate Parkinson’s disease. The Phase 1b clinical trial was a randomized, placebo-controlled, double-blind multi dose study to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of YTX-7739. Data were reported from 20 patients with mild-to-moderate Parkinson’s disease. Patients received once-daily oral doses of YTX-7739 (20 mg or placebo) for 28 days.

YTX-7739 was shown to inhibit its primary target, SCD, an enzyme whose inhibition has been closely linked to neuronal survival and improved motor function in a Parkinson’s disease model. After 28 days of treatment, the 20 mg dose given once-daily reduced the fatty acid desaturation index (FA-DI), a biomarker of SCD inhibition, by approximately 20%-40%, the range expected to be clinically relevant based on preclinical studies. Target engagement in the cerebrospinal fluid suggested that YTX-7739 crossed the blood-brain barrier. Additionally, the PK/PD profile of YTX-7739 was consistent with previous studies and we believe informs dose selection for future studies.

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

Our Potential Additional Programs

We currently have two preclinical programs that are being progressed through a research collaboration with Merck. On December 17, 2021, Merck notified us that the first data package that we submitted for one program met the requirements to progress to the next stage of the research collaboration. Achievement of this milestone triggered a $5.0 million milestone payment from Merck, which was received in February 2022. We cannot provide assurance as to the timing of future milestones or royalty payments or that we will receive any of the future payments at all. Merck will be responsible for IND-enabling toxicology and safety pharmacology studies, as well as subsequent clinical development and commercialization.

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

As consideration for the licenses granted to Merck under the Merck Collaboration Agreement, Merck paid us a one-time upfront payment and also purchased Class C preferred units of Holdings. Under the terms of the Merck Collaboration Agreement, we are eligible to receive up to $280 million if Merck elects to advance the research program and upon achievement of specified research and development milestones, and up to $250 million upon achievement of specified sales-based milestones as well as a tiered, mid-single digit royalty on net sales of licensed products, subject to customary reductions. Merck’s royalty obligations for each licensed product continue on a country-by-country basis until the later of (i) the last-to-expire valid claim of the patent rights in such country or (ii) the tenth anniversary of the first commercial sale of such product in such country.

On December 17, 2021, Merck notified us that Merck has accepted the first data package from our research collaboration relating to amyotrophic lateral sclerosis, or ALS (also known as Lou Gehrig’s disease) and frontotemporal lobar degeneration, or FTLD, and that

Merck has elected to continue the research collaboration. Achievement of this milestone triggers a $5.0 million milestone payment from Merck, which was received in February 2022.

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

As consideration for the licenses granted to us under the Whitehead License Agreement, we paid an initial license fee and reimbursed the Whitehead Institute for certain expenses incurred in connection with the patent rights. Holdings also issued 3,000 common units (which, following a 100:1 unit split, represented 300,000 units) to the Whitehead Institute and certain persons and entities as directed by the Whitehead Institute in satisfaction of the Whitehead Institute’s policy on equity sharing. Under the terms of the Whitehead License Agreement, we are also required to pay an annual license maintenance fee which is creditable against royalties on net sales earned during the same calendar year. In addition, we are obligated to make payments to the Whitehead Institute upon achievement of certain milestones, the amount of which depends on the licensed product and indication, with up to an aggregate of $1.9 million for each of the first two licensed products for the first indication and less for subsequent licensed products and additional indications. We are also required to pay the Whitehead Institute a low single digit royalty percentage of net sales of licensed products and a low single digit royalty on net sales of products determined to have biological activity or utility by the use of a licensed product or process, or Identified Products. Additionally, we are required to pay a mid single to low double digit percentage of certain income received from sublicensees and certain partners. Our royalty obligation continues on a licensed product-by-licensed product and country-by-country basis for so long as the manufacture, use or sale of such licensed product in such country infringes a valid claim of the patent rights or, with respect to each Identified Product, for ten years after the first sale for consumption by an end user patient of such Identified Product.

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

As of March 15, 2022, our patent portfolio as it pertains to certain of its product candidates included:

•
Our Lead Program – YTX-7739: one granted U.S. patent expected to expire in 2038; two pending U.S. non-provisional patent applications, and twenty-eight pending patent applications outside the U.S., which, if pursued and granted, would be expected to expire in 2038-2039, without taking a potential patent term adjustment or extension into account, with composition of matter claims directed to the YTX-7739 compounds and method claims directed to the treatment of neurological disorders, for example SCD-associated disorders, or inhibiting toxicity in a cell relating to a protein; and two pending provisional U.S. patent applications, which, if pursued and granted in the U.S., would be expected to expire in 2042;
•
Our Potential Programs – YTX-9184: one granted U.S. patent expected to expire in 2038; three pending U.S. non-provisional patent applications, one pending international patent (PCT) application, and thirty one pending patent applications outside the U.S., which, if pursued and granted in the U.S., would be expected to expire in 2037-2040, without taking a potential patent term adjustment or extension into account, with composition of matter claims directed to one of our proprietary compounds and method claims directed to the treatment of neurological disorders, for example SCD-associated disorders, or inhibiting toxicity in a cell relating to a protein; seven pending U.S. provisional patent applications, which, if pursued and granted in the U.S., would be expected to expire in 2041, without taking a potential patent term adjustment or extension into account, with composition of matter and claims directed to compounds and method claims directed to the treatment of neurological disorders using inhibitors of an undisclosed target; four pending U.S. provisional patent applications, which, if pursued and granted in the U.S., would be expected to expire in 2041, without taking a potential patent term adjustment or extension into account, with composition of matter claims directed to compounds and methods claims directed to the treatment of neurological disorders using inhibitors of an undisclosed target.

In addition, we have in-licensed an estate of patents and patent applications relating to our discovery engine from the Whitehead Institute which is directed to compositions and methods for identifying novel disease-modifying therapies for neurodegenerative diseases such as Alzheimer’s disease, Parkinson’s disease and ALS. For example, this estate includes granted and pending claims to a number of yeast models of protein misfolding and methods of use thereof. As of March 15, 2022, this estate includes twenty-four granted U.S. patents, projected to expire between 2022-2035; one pending U.S. patent applications, which if granted in the U.S., would be expected to expire in 2038, without taking a potential patent term adjustment or extension into account; thirty-one granted foreign patents, projected to expire between 2025-2035; and eight pending foreign patent applications, which if granted, would be expected to expire between 2034-2038. We do not control the prosecution and maintenance of all of our in-licensed patents and patent applications, and our rights to enforce the patents are limited in certain ways. For additional detail regarding the risks associated with our license agreements, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. These nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal and state regulations and requirements, including GLPs for safety and toxicology studies. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND application. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some nonclinical testing may continue even after the IND is submitted, but an IND application must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials, including concerns that human research subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. In the United States, information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the Cures Act, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy. Further, the Right to Try Act, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective from October 1, 2021 through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA, is $3,117,218. PDUFA also imposes an annual prescription drug product program fee for human drugs ($369,413). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a fast track product at any time during the clinical development of the product. The sponsor of a fast track product may request that the FDA review sections of the marketing application on a rolling basis before the complete NDA is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Additionally, a drug may be eligible for accelerated approval. Drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products being considered for accelerated approval.

Fast track designation, priority review, breakthrough therapy designation and accelerated approval do not change the standards for approval but may expedite the development or approval process. Moreover, even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate its business and its financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of its business.

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

These third-party payors are increasingly reducing reimbursements for medical drugs and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates, if approved, or a decision by a third-party payor to not cover our product candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

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

In April 2014, the European Union adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the EU Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial. The new Regulation overhauls the current system of approvals for clinical trials in the European Union. Specifically, the new Regulation, which is directly applicable in all Member States (and so does not require national implementing legislation in each Member State), aims at simplifying and streamlining the approval of clinical trials in the European Union. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

European Drug Review and Approval

In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two main types of marketing authorizations:

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the European Union and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, including products derived from biotechnological processes, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy and tissue-engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is of 150 days, excluding clocks stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
National MAs, which are issued by the competent authorities of the Member States of the European Union and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMSs).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

European Data and Market Exclusivity

In the European Union, innovative medicinal products, approved on the basis of a complete independent data package, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity a generic or biosimilar MA application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the European Union until the expiration of the market exclusivity period. The overall ten year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained an MA based on an MA application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Orphan Designation and Exclusivity

In the European Union, the European Commission, based on the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that: (1) are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects no more than 5 in 10,000 persons in the European Union when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union or, if such a method exists, the product would be of a significant benefit to those affected by the condition.

In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing approval for the orphan medicinal product. This period is extended by two years for compliance with an agreed upon pediatric investigation plan granted at the time of review of the orphan designation. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted to a “similar medicinal product” for the same therapeutic indication if (i) the holder of the MA for the original orphan medicinal product consents to a second orphan medicinal product application, (ii) the holder of the MA for the original orphan medicinal product cannot supply sufficient quantities of the orphan medicinal product, or (iii) the second applicant can establish that the second medicinal product, although similar, is safer, more effective or otherwise clinically superior to the authorized orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulatory Requirements After a Marketing Authorization has been Obtained

In case an MA for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•
Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.
•
The marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of products and/or the general public, are strictly regulated in the European Union. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned European Union rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”), and the United Kingdom officially withdrew from the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or Transition Period, during which European Union rules continued to apply. However, the European Union and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current European Union regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK.

European Union Data Collection

The collection and use of personal health data in the EEA is governed by the EU General Data Protection Regulation 2016/679, or GDPR, which went into effect on May 25, 2018 and superseded the Data Protection Directive. The GDPR applies to any company established in the EEA and to companies established outside the EEA that provides goods or services to residents in the EEA. This would include companies that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data (including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements), creates direct obligations on service providers acting as data processors, and imposes special protections for “sensitive information,” which includes health and genetic information of data subjects residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal information, and allows them to request deletion of personal information in certain circumstances. Additionally, the GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines of up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has now issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

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

Employees and Human Capital Resources

As of December 31, 2021, we employed 40 full-time employees, including 27 in research, 1 in clinical development and 12 in general and administrative, and 1 part-time employee, and seventeen of our full-time employees held M.D. or Ph.D. degrees. In February we also began implementation of a strategic restructuring with the objective of preserving capital. As part of the restructuring, we are eliminating approximately 60% of our workforce and took other actions.

We are highly dependent on our management and scientific and medical personnel, and it is crucial that we continue to retain valuable employees. To facilitate retention, we strive to make us a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our relationship with our employees to be good.

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

We are a “smaller reporting company” as defined in the Securities and Exchange Act of 1934, as amended, or the Exchange Act. We may continue to take advantage of certain of the scaled disclosures available to smaller reporting companies if either our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

Risks Related to Our Business, Financial Position, and Need for Additional Capital

We are exploring strategic alternatives for the Company that could significantly impact our future operations and financial position.

In February 2022, we announced that we are exploring strategic alternatives with the goal of enhancing shareholder value and have engaged H.C. Wainwright as our exclusive financial advisor to assist in this process. Potential strategic alternatives that may be considered as part of this process include an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions involving the Company. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until the Board of Directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of December 31, 2021, we have an accumulated deficit of $187.3 million and cash, cash equivalents and marketable securities of $36.5 million. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for twelve months from the issuance of the consolidated financial statements.

If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable contractual obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future.

We have funded our operations to date through proceeds from collaborations and sales of preferred units. From our inception through December 31, 2021, we have received gross proceeds of $125.5 million from such transactions. As of December 31, 2021, our cash, cash equivalents and marketable securities were $36.5 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $187.3 million as of December 31, 2021.

In February 2022, we announced that our Board of Directors approved a strategic restructuring with the objective of preserving capital. As part of the restructuring, we eliminated approximately 60% of our workforce among other actions to reduce cash burn while we explore strategic alternatives. There can be no assurance of success in reducing our cash burn or having sufficient cash to execute on a transaction that may result from our exploration of strategic alternatives.

Substantially all of our operating losses have resulted from costs incurred in connection with general and administrative costs associated with our operations, and our research and development programs, including for our preclinical and clinical product candidates and our discovery engine platform. We expect that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our operating expenses for a period of twelve months from the issuance of the consolidated financial statements. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, referred to as the baby shelf rules. As of the filing of this Annual Report on Form 10-K, we are subject to such rules. Under these regulations, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3, including the registration statement under which our Open Market Sale AgreementSM with Jefferies LLC, is operated is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates and we do not know when, or if, we will do so. We do not anticipate generating any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
considerable time and expense to respond to the partial clinical hold that has been placed on our IND for YTX-7739 by the FDA and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences;
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

As of December 31, 2021, our cash, cash equivalents and marketable securities were $36.5 million. We will require additional funding to advance clinical trials of YTX-7739 and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in future clinical trials for YTX-7739. Developing small-molecule products is expensive, and we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.

In addition, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

Our operating plan may also change as a result of many factors currently unknown, and we are currently exploring strategic alternatives such as an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions. In any event, we will require additional capital to obtain regulatory approval for, and, if approved, to commercialize our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a “shelf” registration statement, including the registration statement under which our Open Market Sale AgreementSMwith Jefferies LLC, is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

Risks Related to Our Product Development and Commercialization

It may take considerable time and expense to respond to the partial clinical hold that has been placed on our IND by the FDA and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences.

In January 2022, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on multidose clinical trials of YTX-7739. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s concerns have been addressed. The FDA has not halted all clinical programming and is permitting our planned single dose formulation clinical trial to proceed. It may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address FDA’s concerns. Even if we are able to fully respond to the FDA’s questions, they may subsequently make additional requests that we would need to fulfill prior to the lifting of the partial clinical hold. It is possible that we will be unable to fully address the FDA’s questions and as a result the partial clinical hold may never be lifted and we may never be able to begin multidose clinical trials of YTX-7739 in the U.S.

Research and development of biopharmaceutical products is inherently risky.

We are at an early stage of development of the product candidates currently in our pipeline and are continuing to discover additional potential product candidates leveraging our discovery engine platform. To date, we have devoted substantially all of our efforts and financial resources to identify, secure intellectual property for, and develop our discovery engine platform and our product candidates, including conducting multiple preclinical studies, and providing general and administrative support for these operations. Our business depends heavily on the successful clinical development, regulatory approval, and commercialization of our lead product candidate, YTX-7739, which is in clinical development. None of our product candidates have advanced into late-stage development or a pivotal clinical study and it may be years before any such study is initiated, if at all. YTX-7739 will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence commercialization. Further, we cannot be certain that any of our product candidates will be successful in clinical trials or obtain regulatory approval.

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•
failure to lift the partial clinical hold that has been placed on our IND for YTX-7739 by the FDA;
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

There is no precise method of establishing the actual number of people with neurodegenerative diseases in any geography over any time period. It is estimated that more than 60 million people worldwide suffer from neurodegenerative diseases. If the actual number of people with neurodegenerative diseases is lower than we believe, we may experience difficulty in enrolling subjects in our clinical trials, thereby delaying development of our product candidates. Furthermore, we may experience difficulties in subject enrollment in our clinical trials for a variety of other reasons, including:

•
failure to lift the partial clinical hold that has been placed on our IND for YTX-7739 by the FDA;
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

Clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of subjects or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and lack of adherence to the dosing regimen or the delivery formulation of YTX-7739 or any of our other product candidates and other clinical study protocols, and the rate of dropout among clinical study participants. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or safety issues, notwithstanding promising results in early-stage studies. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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
•
delays in filing or receiving approvals of additional IND applications that may be required;
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

We may in the future seek orphan drug designation or exclusivity for certain of our product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, after recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting no more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the European Union (or, if a method exists, the product would be of significant benefit to those affected by the condition). Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would generate sufficient return to justify the necessary investment in developing the product.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union may be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan exclusivity may be revoked if any regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

We are currently, and may in the future, conduct additional clinical trials outside the United States, including in Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data must be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

The ongoing pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases has and may continue to impact our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

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

The extent to which COVID-19 may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the identification of new variants of the virus, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally has and may continue to adversely impact our preclinical studies or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidate and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begins commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, third-party payors, and others play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, if we obtain marketing approval. See section entitled “Business – Government Regulation – Other U.S. Healthcare Laws and Compliance Requirements.”

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy requirements. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, for example, is subject to the EU GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further to the United Kingdom’s exit from the EU, the UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the United Kingdom is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

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

If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. See section entitled “Business – Government Regulation – Coverage and Reimbursement.”

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. See section entitled “Business – Government Regulation – Healthcare Reform.”

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. However, none of these executive orders make immediate policy changes. For policies contained within the executive orders to have any effect, agencies would need to take additional administrative action. How these executive orders will be implemented and their impact on the industry remain uncertain. Depending on the details of further administrative actions, some of these proposals could have significant impacts for drug manufacturers and providers.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including Good Clinical Practices (“GCPs”) for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the study patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any product candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical study sponsors, principal investigators and study sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject it to enforcement action up to and including civil and criminal penalties.

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

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to pass a pre-approval inspection and we would be unable to obtain regulatory approval for our product candidate. We may be required to change contract manufacturers and verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our corporate restructuring and the associated headcount reduction announced in February 2022 may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

On February 17, 2022, we announced an approximate 60% reduction in headcount as part of a corporate restructuring. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring activities may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.

Our future success depends on our ability to retain our management team and to retain and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology and biopharmaceuticals industries depends upon our ability to retain highly qualified managerial, scientific, and medical personnel. In order to induce valuable employees to continue their employment with us, we have provided stock options and restricted stock that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, Richard Peters, M.D., Ph.D. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, including Dr. Peters, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. While we committed to pay one-time employee retention payments to certain employees at the time we effected our February 2022 corporate restructuring, the combination of having effected such restructuring and our announced plans to explore strategic alternatives may make it increasingly difficult for us to retain our executive officers, other key employees and other scientific and medical advisors.

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

We may need to grow the size of our organization and we may experience difficulties identifying and hiring the right employees and in managing this growth.

Although we announced in February 2022 an approximate 60% reduction in our headcount, it is possible that, in the future, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research and development, product development and manufacturing, regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates may depend, in part, on our ability to effectively manage any future growth and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, contractors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors, contractors and consultants will continue to be available to us on a timely basis when needed or that we will be able to find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by independent organizations, advisors, contractors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing independent organizations, advisors, contractors or consultants or find other competent resources on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding the roster of independent organizations, advisors and consultants on whom we rely on an outsourced basis, we may not be able successfully to implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We will continue to incur increased costs as a result of operating as a public company, and our management team will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our internal control over financial reporting, which may include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. While we remain a “smaller reporting company” with less than $100 million in annual revenues, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

After the completion of the Merger, we became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Capital Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending the year that the Merger was completed, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to the Merger, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

As of December 31, 2021, we had federal and state net operating loss (“NOL”) carryforwards of $486.6 million and $497.2 million, respectively. Of the federal NOL carryforwards, $228.1 million begin to expire in 2026, and $258.5 million can be carried forward indefinitely. As of December 31, 2021, we had $0.1 million of foreign net operating loss carryforwards that do not expire. Under Section 382 of the Code changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the Merger, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the Merger, could have a material adverse effect on our results of operations in future years. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that the NOL is already not limited.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modifies, among other things, the rules governing NOLs. NOLs arising in tax years 2019, 2020, and 2021 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. The CARES Act also suspends the 80% limitation mentioned above for NOLs generated in taxable years ending after December 31, 2017 that are used in taxable years ending on or prior to December 31, 2020. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The daily closing market price for our common stock has varied between a high price of $19.64 on April 1, 2021 and a low price of $0.97 on March 11, 2022 in the twelve-month period ending on March 15, 2022. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased your shares. The market price for our common stock may be influenced by many factors, including:

•
failure to lift the partial clinical hold on our IND for YTX-7739 by the FDA ;

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

As of December 31, 2021, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 46.3% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, we may enter into future debt agreements that restrict our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. Delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of the common stock would likely result in the common stock becoming a “penny stock” under the Exchange Act. In the event of non-compliance with the continued listing requirements or the delisting of our common stock, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at 40 Guest Street, Suite 4410, Boston, Massachusetts, where we license research and development, laboratory and office space. Our license to use such space will terminate on March 31, 2022. Commencing April 1, 2022, we will license approximately 20% of the office and laboratory space previously licensed at the same premises. Such license will expire on December 31, 2022. We also lease approximately 30,000 square feet of laboratory and office space located at 80 Guest Street, Suite 500, Boston, Massachusetts. This lease expires in April 2028. We believe that our office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

Holders of Our Common Stock

As of March 17, 2022, there were approximately 74 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

None.

ITEM 6. RESERVED

Not applicable.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative, disease-modifying therapies for neurodegenerative diseases. Neurodegenerative diseases cause a progressive loss of structure and function in the brain, leaving patients with devastating damage to their nervous system and widespread functional impairment. Although treatments may help relieve some of the physical or mental symptoms associated with neurodegenerative diseases, few of the currently available therapies slow or stop the continued loss of neurons, resulting in a critical unmet need. We are specifically focused on developing novel therapies to treat devastating conditions, either with large or orphan disease markets, including Parkinson’s disease, dementia with Lewy bodies, multiple system atrophy, amyotrophic lateral sclerosis, or ALS (also known as Lou Gehrig’s disease), frontotemporal lobar degeneration, or FTLD, and Alzheimer’s disease.

Exploration of Strategic Alternatives and Restructuring

In February 2022, we announced that we are exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as our exclusive financial advisor to assist in this process. No timetable has been established for the completion of this process, and the we do not expect to disclose developments unless and until the Board of Directors has concluded that disclosure is appropriate or required.

In February we also began implementation of a strategic restructuring with the objective of preserving capital. In the first quarter of 2022, our board of directors approved a restructuring plan following a review of our operations, cost structure and growth opportunities. The restructuring included a reduction in headcount of approximately 60% across the Company. We recorded a charge of $0.4 million in the first quarter of 2022 as a result of the restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out by the end of 2022.

Clinical and Regulatory Update

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

In January 2022, the U.S Food and Drug Administration (FDA) placed a partial clinical hold on our multidose clinical trials of YTX-7739. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s questions have been addressed. The FDA has not halted all clinical programming and is permitting our planned single dose formulation clinical trial to proceed. We anticipate working closely with the FDA to adequately address their concerns. While we work to address the FDA’s concerns, we have paused our planned window-of-opportunity clinical study of YTX-7739 in glioblastoma multiforme patients and exploration of YTX-7739 in additional indications.

On November 10, 2021, we announced the top-line results of a Phase 1b clinical trial of YTX-7739 in patients with mild-to-moderate Parkinson’s disease. The Phase 1b clinical trial was a randomized, placebo-controlled, double-blind multi dose study to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of YTX-7739. Data were reported from 20 patients with mild-to-moderate Parkinson’s disease. Patients received once-daily oral doses of YTX-7739 (20 mg or placebo) for 28 days. YTX-7739 was shown to inhibit its primary target, SCD, an enzyme whose inhibition has been closely linked to neuronal survival and improved motor function in a Parkinson’s disease model.

After 28 days of treatment, the 20 mg dose given once-daily reduced the fatty acid desaturation index (FA-DI), a biomarker of SCD inhibition, by approximately 20%-40%, the range expected to be clinically relevant based on preclinical studies. Target engagement in the cerebrospinal fluid suggested that YTX-7739 effectively crossed the blood-brain barrier. Additionally, the pharmacokinetic/pharmacodynamic profile of YTX-7739 was consistent with previous studies and we believe informs dose selection for future studies.

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

Research and Discovery

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

Financial Update

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $39.5 million and $57.5 million, respectively, for the years ended December 31, 2021 and 2020. As of December 31, 2021, we had an accumulated deficit of $187.3 million. We expect to continue to incur significant expenses and operating losses.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, manufacturing and distribution activities. We also expect to incur ongoing costs associated with operating as a public company. We expect to continue to incur significant operating losses for the foreseeable future.

As a result, we will need substantial additional funding to support our continuing operations. Potential strategic alternatives that may be considered as part of this process include an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions involving the Company. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we could have to further delay, reduce or eliminate development of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $36.5 million. We don't believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for a period of twelve months from the date of issuance of the consolidated financial statements included in this Annual Report and we and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that affect our ability to initiate and complete preclinical studies and clinical trials or to procure items that are essential for our research and development activities. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. Clinical trial sites in many countries, including those in which we operate, have incurred delays due to COVID-19. Certain of the sites in the YTX-7739 Phase 1b clinical trial incurred delays due to COVID-19, resulting in a delay of early results from that study.

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

At-the-Market Offering Program

In April 2021, we entered into a sales agreement (the "Prior Sales Agreement") with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which we issued and sold, from time-to-time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. In December 2021, we terminated the Prior Sales Agreement and entered into a new sales agreement with Jefferies with respect to an ATM offering under which we may issue and sell, from time-to-time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million (the “New Sales Agreement”). Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction us.

We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. We sold 112,833 shares of common stock under the Prior Sales Agreement during the twelve months ended December 31, 2021 for gross proceeds of $1.5 million for aggregate net proceeds to us of approximately $1.4 million, after deducting sales commissions. As of

December 31, 2021, $60.0 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as we will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds it is able to raise by selling shares of our common stock using its Form S-3 until such time as our public float exceeds $75 million.

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

In June 2020, we entered into a research collaboration and license agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), focused on accelerating the development of new treatments for neurodegenerative diseases. Under the terms of the Collaboration Agreement, Merck will gain exclusive rights to two novel pipeline programs for the treatment of ALS and FTLD. We and Merck will collaborate to advance the two preclinical programs during the research term, after which Merck has the right to continue clinical development and commercialization. Under the Collaboration Agreement, we received an upfront payment totaling $15.0 million and are eligible to receive future milestone payments of up to $530.0 million associated with the successful research, development and sales of marketed products for pipeline programs, of which $5 million was paid to us in February, 2022 as discussed below, as well as royalties on net sales. We will perform certain research and development activities over the research term pursuant to the Collaboration Agreement and will participate on a Joint Steering Committee to oversee research and development activities.

On December 17, 2021, Merck notified us that the first data package that we submitted for one program has met the requirements to progress to the next stage of the research collaboration. Achievement of this milestone triggered a $5.0 million milestone payment from Merck, which was received in February 2022. We cannot provide assurance as to the timing of future milestones or royalty payments or that we will receive any of the future payments at all.

We will record revenue over the research term as we satisfy our performance obligations under the Collaboration Agreement. Accordingly, the upfront payment of $15.0 million as well as the $5.0 million milestone payment will be recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. We recorded $8.0 million of collaboration revenue for the twelve months ended December 31, 2021 related to the Collaboration Agreement.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the discovery, preclinical and clinical development and manufacture of our product candidates, which will decrease substantially as a result of our recent restructuring, but historically have included:

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

•
the partial clinical hold that has been placed on our IND for YTX-7739 by the FDA;
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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, we could be required to expend significant additional financial resources and time to complete clinical development of YTX-7739 due to the partial clinical hold that the FDA placed on our multidose clinical trials of YTX-7739 in the U.S. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.

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

We anticipate that our general and administrative expenses will increase slightly in the near future as we explore our strategic alternatives. These increases will likely include legal fees and fees to outside consultants, among other expenses.

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

Immediately prior to the Merger, all of our outstanding warrants to purchase preferred units were exchanged and became warrants to purchase shares of common stock. As a result, the fair value of the warrants was reclassified to additional paid-in capital and there is no longer a warrant liability to remeasure for the year ended December 31, 2021.

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

Income Taxes

Prior to the Yumanity Reorganization, Holdings was treated as a partnership for federal income tax purposes and, therefore, its owners, and not Holdings, were subject to U.S. federal or state income taxation. Holdings’ directly held subsidiary was treated as a corporation for U.S. federal income tax purposes and subject to taxation in the United States. After the Yumanity Reorganization, the Company and its subsidiary are both taxpaying entities. In each reporting period, our tax provision included the effects of consolidating our subsidiary’s results of operations. Since our inception, we have not recorded any income tax benefits for the net losses we incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Utilization of U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that be occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $486.6 million and $497.2 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2021, $228.1 million of federal net operating loss carryforwards will begin to expire in 2026, and $258.5 million can be carried forward indefinitely. State net operating loss carryforwards will begin to expire in 2030. As of December 31, 2021, the Company had $0.1 million of foreign net operating loss carryforwards that do not expire. As of December 31, 2021, we also had U.S. federal, state, and foreign research and development tax credit carryforwards of $15.4 million, $6.2 million, and $0.1 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2027 for domestic credits, and foreign credits do not expire. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$8,044	$6,896	$1,148
Operating expenses:
Research and development	26,410	22,310	4,100
General and administrative	20,379	11,881	8,498
In-process research and development assets acquired	—	28,336	(28,336)
Total operating expenses	46,789	62,527	(15,738)
Loss from operations	$(38,745)	(55,631)	16,886
Other income (expense):
Change in fair value of preferred unit warrant liability	—	72	(72)
Interest expense	(1,817)	(1,900)	83
Interest income and other income (expense), net	(75)	(28)	(47)
Gain on debt extinguishment	1,134	—	1,134
Total other expense, net	(758)	(1,856)	1,098
Net loss	$(39,503)	$(57,487)	$17,984

Collaboration Revenue

Collaboration revenue recognized during the year ended December 31, 2021 of $8.0 million was related to our Collaboration Agreement with Merck. The upfront payment of $15.0 million received in July 2020 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed. As of December 31, 2021, substantially all of the initial $15.0 million upfront payment has been recognized as revenue. We expect to recognize this remaining deferred revenue of $.1 million and amounts deferred at December 31, 2021 totaling $5 million, as revenue in 2022 as research and development services are provided.

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$8,230	$5,449	2,781
YTX-9184	1,873	1,826	47
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	3,045	2,478	567
Personnel related (including stock/equity-based compensation)	7,825	7,293	532
Facility related and other	5,437	5,264	173
Total research and development expenses	$26,410	$22,310	$4,100

Research and development expenses were $26.4 million for the year ended December 31, 2021, an increase of $4.1 million from $22.3 million for the year ended December 31, 2020. Direct expenses of our YTX-7739 program increased by $2.8 million in the year ended December 31, 2021, compared to the year ended December 31, 2020. The change was due primarily to an increase in clinical and consultant costs as YTX-7739 progressed from a SAD study in 2020 to MAD clinical studies starting in the first quarter of 2021. Direct expenses of our YTX-9184 program in 2021 increased by less than $0.1 million primarily due to preclinical and manufacturing costs. Platform and other early stage research external costs increased by $0.6 million due to the resumption of a more normal level of spend after the second quarter of 2020 saw decreased laboratory activities as a result of COVID-19 and the move to new office and laboratory space. Personnel related costs increased by $0.5 million primarily due to the impact of a $0.5 million R&D tax credit that was recorded as a reduction of personnel expense in the third quarter of 2020.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Personnel related (including equity-based compensation)	$8,765	$5,837	$2,928
Professional and consultant fees	6,307	5,090	1,217
Facility related and other	5,307	954	4,353
Total general and administrative expenses	$20,379	$11,881	$8,498

General and administrative expenses were $20.4 million for the year ended December 31, 2021, an increase of $8.5 million from $11.9 million for the year ended December 31, 2020. The increase of $2.9 million in personnel related costs was primarily due to $2.3 million in stock/equity-based compensation and $0.7 million due to additional hiring in the general and administrative function. Personnel-related costs for each of the years ended December 31, 2021 and 2020 included stock/equity-based compensation of $3.9 million and $1.6 million, respectively. Professional and consultant fees increased by $1.2 million primarily due to higher audit expenses and legal and Board fees related to operating as a public company. Facility and other related costs increased by $4.4 million primarily due to incremental public company insurance premiums of $2.1 million and $1.4 million of lease expense in excess of sublease income.

In-Process Research and Development Assets Acquired

In connection with the Merger, we recognized a charge of $28.3 million of acquired in-process research and development expenses for assets with no alternative use for the year ended December 31, 2020.

Other Income (Expense)

Other income (expense) net increased by $1.1 million resulting primarily from a $1.1 million gain on the extinguishment of debt upon forgiveness of the PPP loan (see Paycheck Protection Loan section of the Description of Indebtedness below). This loan was obtained in April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020.

Interest income and other income (expense) remained relatively flat from the year ended December 31, 2021 to the year ended December 31, 2020.

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

We believe that our existing cash, cash equivalents and marketable securities will not enable us to fund our operating expenses and capital expenditure requirements for a period of twelve months from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K. These conditions give rise to a substantial doubt over our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(48,915)	$(17,938)
Cash provided by investing activities	3,093	31,041
Cash (used in) provided by financing activities	(1,033)	55,536
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(46,855)	$68,639

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $48.9 million, resulting from our net loss of $39.5 million, as well as by net cash used by changes in our operating assets and liabilities of $20.0 million and partially offset by non-cash charges of $10.6 million, which includes $5.1 million of non-cash lease expense and $5.3 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of decreases of $8.5 million in accounts payable and accrued expenses and other current liabilities, $5.0 million in accounts receivable, $4.5 million in operating lease liabilities, and $2.9 million in deferred revenue, partially offset by a $1.2 million increase in prepaid expenses and other current assets.

During the year ended December 31, 2020, net cash used in operating activities was $17.9 million, resulting from our net loss of $57.5 million partially, offset by net cash provided by changes in our operating assets and liabilities of $5.2 million and non-cash charges of $34.3 million, including the non-cash charge of $28.3 million for in-process research and development acquired as well as $2.5 million of non-cash lease expense and $2.3 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of an $8.1 million increase in deferred revenue and a $0.6 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.7 million decrease in operating lease liabilities and a $1.5 million increase in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Net Cash Provided by Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $3.1 million, primarily related to $3.1 million for net purchases of marketable securities.

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

Net Cash Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 was $1.0 million, consisting primarily of payments of debt principal of $2.3 million and finance lease obligations of $0.3 million, offset by $1.4 million of net proceeds from our ATM offering.

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

Description of Indebtedness

Loan and Security Agreement

We entered into a loan and security agreement with Hercules Capital, Inc. (the “Lender”) in December 2019 (the “Term Loan”), pursuant to which had $12.7 million in outstanding principal borrowings as of December 31, 2021. Another $5.0 million became available upon the occurrence of a developmental milestone and an equity event defined in the agreement, but we elected not to draw it. An additional $10.0 million could have become available to be drawn upon lender approval. On February 25, 2022, we repaid to

Hercules a payoff amount of $12.8 million and terminated the Term Loan, provided that we continue to be bound by certain indemnification obligations under Section 6.3 of the Term Loan. The payoff amount included payment of approximately $0.9 million consisting of the final and additional final payment fees outlined above, as well as an interest/non-use fee of less than $0.1 million.

Borrowings under the Term Loan were repayable in monthly interest-only payments until August 1, 2021. The interest-only period was followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bore interest at the greater of (i) 8.75% and (ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan was due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. We were permitted to repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee was 3.0% if the Term Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

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

On December 22, 2020, we entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Merger under the Term Loan between us as borrower and the Lender. Immediately prior to the Merger, we entered into a Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provided for our guaranty of our obligations under the Loan Agreement and provided the Lender a security interest in all of our assets other than intellectual property as collateral. The Loan Amendment provided for the Lender’s consent to the Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with our outstanding Paycheck Protection Program loan amounts for which we have submitted a forgiveness application. The Loan Amendment also amended the definition of “Change in Control” to include the situations in which we no longer control Yumanity, Inc., our wholly-owned subsidiary. The remaining terms and conditions of the Loan Agreement generally continued in the form existing prior to the Loan Amendment.

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

Borrowings under the Term Loan were collateralized by substantially all of our personal property, other than our intellectual property. There were no financial covenants associated with the Term Loan; however, we are subject to certain affirmative and negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Term Loan were subject to acceleration upon the occurrence of specified events of default, including a material adverse change to our business, operations or financial or other condition. As of December 31, 2021, the Company has assessed that the risk of subjective acceleration under the material adverse events clause is not probable and therefore have classified the outstanding principal on the consolidated balance sheet based on the contractually scheduled principal payments. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate would have been 5.0% above the otherwise applicable rate.

Paycheck Protection Program Loan

In April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020, we issued a Promissory Note to Silicon Valley Bank, pursuant to which we received loan proceeds of $1.1 million (the “PPP Loan”), provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The PPP Loan was unsecured, was scheduled to mature on April 24, 2022, and had a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest were to begin commencing in August 2021 until the maturity date. Interest would have accrued on the unpaid principal balance from the inception date of the loan. Forgiveness of the PPP Loan was only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. On April 3, 2021, we were notified by Silicon Valley Bank that our forgiveness application was accepted by the Small Business Association as of March 30,

2021. Accordingly, we have recognized $1.1 million in income for debt extinguishment in our consolidated statement of operations during the year ended December 31, 2021.

Funding requirements

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we explore our strategic alternatives and operate as a public company.

Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
professional services and other fees associated with exploring our strategic alternatives;
•
the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•
the outcome, timing and cost of the regulatory approval process for our product candidates by the FDA;
•
the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•
the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
•
the costs of operating as a public company; and
•
the extent to which we in-license or acquire other products, product candidates or technologies.

After our recent restructuring, we believe that the existing cash and cash equivalents will not be sufficient to fund our operations for a period of twelve months from the issuance of the consolidated financial statements. Substantial additional financing will be needed to fund our operations thereafter and to commercially develop any current or future product candidates. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. However, our management is currently evaluating strategic alternatives including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions involving the Company. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to eliminate research and development programs; consider other various strategic alternatives, including a merger or sale; or initiate steps to cease operations. If we cannot raise adequate financing, our business, financial condition and results of operations could be materially adversely affected.

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

We assessed the promised goods and services within the Collaboration Agreement with Merck to determine if they are distinct. Based on this assessment, we determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services related to the initial upfront payment represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. That performance obligation is being satisfied over the research term as we perform the research and development activities through the first substantive option period and participate in a Joint Steering Committee to oversee research and development activities. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. At contract inception, the potential milestone payments that we are eligible to receive were excluded from the transaction price as they were fully constrained. At the end of each reporting period, we reevaluate the transaction price and as uncertain events are resolved or other changes in circumstances occur, and if necessary, we will adjust our estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up. At the inception of the arrangement, we evaluated the options held by Merck to either advance or terminate the applicable research program to determine if they provided Merck with any material rights. We concluded that the options were not issued at a significant and incremental discount, and therefore do not provide Merck with a material right. As such, these options were excluded as performance obligations and will be accounted for if and when they occur. Upon Merck electing to advance the research program into the second phase (the "Second Phase"), we assessed whether the promised goods and services for the Second Phase are distinct. Based on the facts and circumstances, we determined that the Second Phase represents a separate contract with its own performance obligation.

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

Stock/Equity-Based Compensation

We measure stock/equity-based awards based on the fair value on the date of the grant and recognize compensation expense over the requisite service period for employees and directors and as services are delivered for non-employees, both of which are generally the vesting period of the respective award. We have issued stock/equity-based awards with only service-based and performance-based vesting conditions. We record the expense for awards with only service-based vesting conditions using the straight-line method. We record the expense for awards with both service-based and performance-based vesting conditions using the graded vesting method, commencing once achievement of the performance condition becomes probable. Prior to the Yumanity Reorganization, Holdings had granted restricted incentive units, which were accounted for as equity-classified awards. Holdings determined the fair value of restricted unit awards using the fair value of its common units less any applicable purchase price.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YUMANITY THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yumanity Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yumanity Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of preferred units and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued external research and development expenses

As described in Notes 2 and 7 to the consolidated financial statements, the Company has entered into various research, development, and manufacturing contracts with research institutions and other companies. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to estimate the amount of outstanding obligations to those third parties as of period end. Within accrued expenses and other current liabilities, total accrued external research and development expenses amounted to $1.6 million as of December 31, 2021. The accrual estimate is based on a number of factors, including management’s knowledge of the progress towards completion of the research, development, and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued external research and development expenses is a critical audit matter are (i) the significant judgment by management in developing the estimate of actual costs incurred during the period that have not yet been invoiced and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate of the actual costs incurred during the period that have not yet been invoiced and in evaluating the audit evidence obtained for estimating the accrued external research and development expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for estimating the accrued external research and development expenses; (ii) evaluating the appropriateness of the method used by management to develop the estimate; (iii) testing the completeness and accuracy of the data used to develop the estimate related to invoicing to date under the contracts and contractual rates for services received; and (iv) evaluating the reasonableness of the estimated actual costs incurred during the period that have not yet been invoiced. Evaluating the reasonableness of management’s estimate of the costs incurred involved performing a comparison of the estimated and actual costs incurred to cost information and contracted fees supporting documentation on a test basis.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 24, 2022

We have served as the Company’s auditor since 2018.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$35,102	$80,819
Marketable securities	1,399	4,498
Accounts receivable	5,000	—
Prepaid expenses and other current assets	1,207	2,264
Total current assets	42,708	87,581
Property and equipment, net	387	874
Operating lease right-of-use assets	18,543	23,678
Deposits	366	386
Restricted cash	928	2,066
Assets held-for-sale	—	250
Total assets	$62,932	$114,835
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,839	$7,384
Accrued expenses and other current liabilities	4,846	7,851
Current portion of long-term debt	5,805	2,891
Operating lease liabilities	5,064	4,468
Current portion of finance lease obligation	48	166
Deferred revenue	5,061	8,104
Total current liabilities	22,663	30,864
Long-term debt, net of discount and current portion	7,357	13,237
Operating lease liabilities, net of current portion	9,415	14,479
Finance lease obligation, net of current portion	—	48
Total liabilities	39,435	58,628
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 10,644,714 shares and 10,193,831 shares issued and outstanding as of December 31, 2021 and 2020, respectively	11	10
Additional paid-in capital	210,799	204,007
Accumulated deficit	(187,313)	(147,810)
Total stockholders’ equity	23,497	56,207
Total liabilities and stockholders’ equity	$62,932	$114,835

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share/unit and per share/unit amounts)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$8,044	$6,896
Operating expenses:
Research and development	26,410	22,310
General and administrative	20,379	11,881
In-process research and development assets acquired	—	28,336
Total operating expenses	46,789	62,527
Loss from operations	(38,745)	(55,631)
Other income (expense):
Change in fair value of preferred unit warrant liability	—	72
Interest expense	(1,817)	(1,900)
Interest income and other income (expense), net	(75)	(28)
Gain on debt extinguishment	1,134	—
Total other income (expense), net	(758)	(1,856)
Net loss	$(39,503)	$(57,487)
Gain on extinguishment of Class B preferred units	—	6,697
Net loss applicable to common shareholders	(39,503)	(50,790)
Net loss per share, basic and diluted	$(3.84)	$(21.57)
Weighted average common shares outstanding, basic and diluted	10,283,172	2,354,143

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(39,503)	$(57,487)
Other comprehensive loss:
Unrealized gains on marketable securities, net of tax of $0	—	—
Comprehensive loss	$(39,503)	$(57,487)

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share/unit amounts)

	Preferred Units		Common Units		Defaulting Class B Preferred Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity/(Deficit)
Balances at December 31, 2019	12,391,101	$89,699	2,163,099	$5,120	—	$—	—	$—	$—	$—	$(97,020)	$(91,900)
Issuance of Class C preferred units, net of issuance costs of $388	5,404,588	21,235	—	—	—	—	—	—	—	—	—	—
Exchange of Class B preferred units for Defaulting Class B preferred units	(836,319)	(288)	—	—	836,319	288	—	—	—	—	—	288
Gain on extinguishment of Class B preferred units	—	(6,697)	—	—	—	—	—	—	—	—	6,697	6,697
Forfeiture of unvested incentive units	—	—	(790)	—	—	—	—	—	—	—	—	—
Stock/equity-based compensation expense	—	—	—	2,266	—	—	—	—	—	—	—	2,266
Exchange of preferred units of Yumanity Holdings, LLC for shares of common stock of Yumanity Therapeutics, Inc., adjusted to reflect the Exchange Ratio	(16,959,370)	(103,949)	—	—	(836,319)	(288)	3,745,983	4	104,233	—	—	103,949
Exchange of common units of Yumanity Holdings, LLC for shares of common stock of Yumanity Therapeutics, Inc., adjusted to reflect the Exchange Ratio	—	—	(2,162,309)	(7,386)	—	—	2,278,450	2	7,384	—	—	—
Exchange of common stock in connection with the Merger	—	—	—	—	—	—	2,708,537	3	60,127	—	—	60,130
Fair value of replacement equity	—	—	—	—	—	—	—	—	471	—	—	471
Reclassification of warrant liability to permanent equity	—	—	-	—	—	—	—	—	189	—	—	189
Private placement of common stock, net of issuance costs of $1,996	—	—	—	—	—	—	1,460,861	1	31,603	—	—	31,604
Net loss	—	—	—	—	—	—	—	—	—	—	(57,487)	(57,487)
Balances at December 31, 2020	—	$—	—	$—	—	—	10,193,831	$10	$204,007	—	$(147,810)	$56,207
Issuance of common stock from at the market offering, net of issuance costs of $44	—	—	—	—	—	—	112,833	—	1,419			1,419
Exercises of common stock options	—	—	—	—	—	—	9,241	—	84			84
Vesting of restricted stock units	—	—	—	—	—	—	23,146	—	—			—
Issuance of restricted stock awards	—	—	—	—	—	—	305,663	1	(1)			—
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	5,290			5,290
Net loss	—	—	—	—	—	—	—	—	—		(39,503)	(39,503)

Balances at December 31, 2021	—	$—	—	$—	—	$—	10,644,714	$11	$210,799	$—	$(187,313)	$23,497

The accompanying notes are an integral part of these consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(39,503)	$(57,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense for in-process research and development acquired	—	28,336
Depreciation and amortization expense	631	770
Non-cash lease expense	5,135	2,501
Stock/equity-based compensation expense	5,290	2,266
Other non-cash expense	58	—
Accretion of discounts on marketable securities	(9)	(6)
Non-cash interest expense	527	535
Gain on debt extinguishment	(1,134)	—
Change in fair value of preferred unit warrant liability	—	(72)
Loss on assets held-for-sale	63	—
(Gain) on sale of property and equipment	—	(2)
Changes in operating assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(5,000)	—
Prepaid expenses and other current assets	1,057	(1,497)
Deposits	20	(346)
Operating lease liabilities	(4,468)	(1,688)
Accounts payable	(5,545)	2,802
Accrued expenses and other current liabilities	(2,994)	(2,154)
Deferred revenue	(3,043)	8,104
Net cash used in operating activities	(48,915)	(17,938)
Cash flows from investing activities:
Purchases of marketable securities	(11,267)	(4,495)
Proceeds from sales and maturities of marketable securities	14,375	1,350
Purchases of property and equipment	(138)	(246)
Proceeds from assets held-for-sale	123	—
Proceeds from sale of property and equipment	—	13
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	35,939
Merger transaction costs	—	(1,520)
Net cash provided by investing activities	3,093	31,041
Cash flows from financing activities:
Proceeds from issuance of Class C preferred units, net of offering costs paid	—	21,235
Proceeds from private placement of common stock, net of issuance costs	—	33,597
Proceeds from Paycheck Protection Program loan	—	1,123
Proceeds from at the market offering, net of issuance costs	1,419	—
Proceeds from exercise of stock options	84	—
Payments of principal portion of long-term debt	(2,267)	—
Payments of debt issuance costs related to long-term debt	(103)	(72)
Payments of finance lease obligations	(166)	(347)
Net cash (used in) provided by financing activities	(1,033)	55,536
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,855)	68,639
Cash, cash equivalents and restricted cash at beginning of period	82,885	14,246
Cash, cash equivalents and restricted cash at end of period	$36,030	$82,885
Supplemental cash flow information:
Cash paid for interest	$1,298	$1,287
Supplemental disclosure of noncash investing and financing activities:
Additions to property and equipment under finance lease	$—	$102
Merger transaction costs included in accounts payable and accrued expenses	$—	$1,169
Offering costs included in accounts payable	$—	$1,993
Operating lease liabilities arising from obtaining right-of-use assets	$—	$10,219
Fair value of net assets acquired in the Merger, excluding cash, cash equivalents and restricted cash acquired	$—	$24,662
Conversion of preferred units to common stock	$—	$104,237
Conversion of preferred unit warrants into common stock warrants	$—	$189

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

Exploration of Strategic Alternatives and Restructuring

In February 2022, the Company announced that it is exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as its exclusive financial advisor to assist in this process. No timetable has been established for the completion of this process, and the Company does not expect to disclose developments unless and until the Board of Directors has concluded that disclosure is appropriate or required.

In February the Company also began implementation of a strategic restructuring with the objective of preserving capital. As part of the restructuring, it is eliminating approximately 60% of its workforce and has taken other actions, including reducing its office and laboratory space, to reduce expenditures (see Note 19).

Clinical and Regulatory Update

In January 2022, the U.S Food and Drug Administration (FDA) placed a partial clinical hold on the Company's multidose clinical trials of YTX-7739. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s questions have been addressed. The FDA has not halted all clinical programming and is permitting the Company's planned single dose formulation clinical trial to proceed. The Company anticipates working closely with the FDA to try to adequately address their concerns. While the Company works to address the FDA’s concerns, it has paused its planned clinical study of YTX-7739 in glioblastoma multiforme patients and the exploration of additional indications.

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

Going concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the consolidated financial statements.

Since its inception, the Company has funded its operations primarily with equity and debt including proceeds from the Merger. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $39.5 million and $57.5 million for the years ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $187.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of the consolidated financial statements for the year ended December 31, 2021, the Company expects that its cash, cash equivalents and marketable securities will not be sufficient to fund its operating expenses and capital expenditure requirements for a period of twelve months from the issuance of the consolidated financial statements.

The Company is currently evaluating strategic alternatives including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions involving the Company. There is no assurance that the Company will be successful in executing such transaction or obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain additional funding or enter into strategic alternatives, the Company will be forced to further delay, reduce or eliminate its research and development programs or initiate steps to cease operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

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

At-the-Market Offering Program

In April 2021, the Company entered into a sales agreement (the "Prior Sales Agreement") with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which it issued and sold, from time-to-time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $60.0 million. In December 2021, the Company terminated the Prior Sales Agreement and entered into a new sales agreement with Jefferies with respect to an ATM offering under which it may issue and sell, from time-to-time and at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $60.0 million (the “New Sales Agreement”). Jefferies acts as the Company's sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction by the Company.

The Company will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. The Company sold 112,833 shares of common stock under the Prior Sales Agreement during the twelve months ended December 31, 2021 for gross proceeds of $1.5 million for aggregate net proceeds to the Company of approximately $1.4 million, after deducting sales commissions. As of December 31, 2021, $60.0 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as the Company will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75 million.

Private Placement

On December 14, 2020, the Company entered into a subscription agreement with certain accredited investors for the sale by it in a private placement of 1,460,861 shares of its common stock for a price of $23.00 per share. The Company refers to this sale herein as the Private Placement. The Private Placement closed on December 22, 2020. The aggregate gross proceeds for the issuance and sale of the common stock were $33.6 million and, after deducting certain of its expenses, the net proceeds it received in the Private Placement were $31.6 million.

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

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for Company credit cards as part of the terms of the “Term Loan” (see note 8) and for its office and laboratory space lease. These amounts are classified as restricted cash (non-current) in the Company’s consolidated balance sheet. In December 2020, in connection with the Merger, the Company acquired Proteostasis’ restricted cash pledged as collateral for its office and laboratory space lease and amended its loan and security agreement to establish an escrow account in the amount of its Paycheck Protection Program loan. After forgiveness of the PPP Loan, in April 2021 the escrowed cash was released and reclassified into cash and cash equivalents. The cash pledged as collateral is classified as restricted cash (non-current) in the Company’s consolidated balance sheet as of December 31, 2021. As of December 31, 2021 and 2020, the cash and restricted cash of $36.0 million and $82.9 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $35.1 million and $80.8 million, respectively, and restricted cash of $0.9 million and $2.1 million, respectively.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.

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

The Company conducts periodic reviews to identify and evaluate each investment in the Company’s portfolio that has an unrealized loss to determine whether a credit loss exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive income (loss). When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income (expense), net. No declines in value were deemed to be credit losses or other than temporary during the year ended December 31, 2021.

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

Classification and accretion of preferred units

The Company’s preferred units were classified outside of stockholders' equity(deficit) on the consolidated balance sheets because the holders of such units had redemption rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company. The occurrence of a deemed liquidation event was not determined to be probable in any period prior to the Merger, therefore the carrying values of the preferred units were not being accreted to their redemption values.

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

Research, development, and manufacturing contract costs and accruals

The Company has entered into various research, development, and manufacturing contracts with research institutions and other companies. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to estimate the amount of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development, and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. The Company’s only elements of other comprehensive loss are unrealized gains (losses) on marketable securities.

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other- than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2020 and the adoption had no impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company adopted this standard on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

4. Fair Value Measurements and Marketable Securities

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,136	$—	$—	$34,136
Marketable securities:
Commercial paper	—	1,399	—	1,399
	$34,136	$1,399	$—	$35,535

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$77,129	$—	$—	$77,129
Commercial paper	—	1,800	—	1,800
Marketable securities:
Commercial paper	—	4,498	—	4,498
	$77,129	$6,298	$—	$83,427

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

The following table provides a roll-forward of the aggregate fair values of the Company’s preferred units warrant liability, for which fair value was determined by Level 3 inputs (in thousands):

Preferred Unit Warrant Liability
Fair value at December 31, 2019	$261
Change in fair value	(72)
Reclassification of warrant liability to permanent equity	(189)
Fair value at December 31, 2020	$—

The preferred unit warrant liability in the table above consisted of the fair value of warrants to purchase preferred units issued in 2019 (see Note 11) and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred unit warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred unit warrants. The Company assessed these assumptions and estimates at the end of each reporting period. Changes in the fair value of the preferred unit warrants were recognized within other income (expense) in the consolidated statements of operations. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred unit warrant liability was the fair value of the underlying preferred units as of each remeasurement date. The Company determined the fair value per unit of these preferred units by taking into consideration its most recent sales of its preferred units as well as additional factors that the Company deemed relevant. Immediately prior to the Merger, all of Holdings’ outstanding warrants were exchanged and became warrants to purchase shares of Yumanity Common Stock. As a result, the fair value of the warrants was reclassified to additional paid-in capital and there is no longer a warrant liability subject to remeasurement. There were no preferred unit warrants issued as of December 31, 2021.

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,399	$—	$—	$1,399
	$1,399	$—	$—	$1,399

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,498	$—	$—	$4,498
	$4,498	$—	$—	$4,498

The Company’s marketable securities are due within one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$1,339	$1,674
Office equipment, computers and software	211	209
Furniture and fixtures	170	170
	$1,720	2,053
Less: Accumulated depreciation and amortization	(1,333)	(1,179)
	$387	$874
Assets held-for-sale	$—	$250

Depreciation and amortization expense was $0.6 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 the Company had $0.3 million of gross assets under finance leases, which primarily consisted of laboratory equipment, and related accumulated amortization of $0.3 million. At December 31, 2020, the Company had $0.8 million of gross assets under finance leases and related accumulated amortization of $0.6 million.

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

Under the terms of the Collaboration Agreement, the Company received an upfront payment totaling $15.0 million in July 2020 and is eligible to receive up to $280.0 million if Merck elects to advance the research program and upon achievement of specified research and development milestones, and up to $250.0 million upon achievement of specified sales- based milestones as well as a tiered, mid-single digit royalty on net sales of licensed products, subject to customary reductions.

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

The Company assessed the promised goods and services expected to be delivered as part of the first stage of the research program (the "Initial Phase") to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation associated with Initial Phase is $0.1 million, which is expected to be recognized as revenue within the next year. During the year ended December 31, 2021, the Company recorded $8.0 million of collaboration revenue related to the Collaboration Agreement associated with providing the Initial Phase research and development services.

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

In November 2021, the Company delivered one of two data packages associated with the Initial Phase of the research and development services. On December 17, 2021, Merck notified Yumanity Therapeutics, Inc. (the “Company”) that Merck has accepted the first data package for one program from their research collaboration with the Company relating to amyotrophic lateral sclerosis, or ALS (also known as Lou Gehrig’s disease) and frontotemporal lobar degeneration, or FTLD, and that Merck has elected to continue the research collaboration. Achievement of this milestone triggered a $5 million milestone payment due from Merck. Upon Merck electing to advance the research program into the second phase (the "Second Phase"), the Company assessed whether the promised goods and services for the Second Phase are distinct. Based on the facts and circumstances, including but not limited to key differences between the Initial Phase research plan and the Second Phase research plans, including experiments performed and personnel utilized, the Company determined that the Second Phase represents a separate contract with its own performance obligation. The Second Phase performance obligation is being satisfied over the Second Phase research term as the Company performs the research and development activities through the second substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the option payment of $5.0 million was recorded to deferred revenue at December 31, 2021 and will be recognized as revenue as the performance obligation is satisfied. The Company will recognize the Second Phase revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$1,763	$4,295
Accrued external research and development expenses	1,633	1,780
Accrued professional fees	901	987
Other	549	789
	$4,846	$7,851

8. Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Principal amount of long-term debt	$12,733	$16,123
Less: Current portion of long-term debt	(5,805)	(2,891)
Long-term debt, net of current portion	6,928	13,232
Debt discount, net of accretion	(217)	(348)
Accrued end-of-term payment	646	353
Long-term debt, net of discount and current portion	$7,357	$13,237

We have outstanding principal borrowings of $12.7 million under a loan and security agreement entered into in December 2019 (the “Term Loan”) with Hercules Capital, Inc. (the “Lender”). Another $5.0 million became available upon the occurrence of a developmental milestone and an equity event defined in the agreement, but we elected not to draw it. An additional $10.0 million may become available to be drawn upon lender approval. Borrowings under the Term Loan were repayable in monthly interest-only payments until August 1, 2021. The interest-only period is followed by monthly payments of equal principal plus interest until the loan maturity date of January 1, 2024. Outstanding borrowings bear interest at the greater of (i) 8.75% and (ii) the prime rate as reported in the Wall Street Journal plus 4.00%. A final payment fee of 5.25% of the amounts drawn under the Term Loan is due upon the earlier of the maturity date or the repayment date if paid early, whether voluntary or upon acceleration due to default. We may repay the Term Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest, the final payment fees of 5.25% of the amounts drawn and a prepayment fee calculated on amounts being prepaid. The prepayment fee is 3.0% if the Term Loan is repaid within the one-year anniversary of the draw date, 2.0% if paid between the first and second-year anniversary of the draw date and 1.0% if paid after the second anniversary of the draw date but before the maturity date.

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

On December 22, 2020, the Company entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Merger under the Term Loan between Yumanity, Inc. as borrower and the Lender. Immediately prior to the Merger, Yumanity, Inc. entered into a Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provided for the Company’s guaranty of Yumanity Inc.’s obligations under the Loan Agreement and provided the Lender a security interest in all of Company’s assets other than intellectual property as collateral. The Loan Amendment provided for the Lender’s consent to the Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with Yumanity’s outstanding Paycheck Protection Program loan amounts for which Yumanity submitted a forgiveness application. The Loan Amendment also amended the definition of “Change in Control” to include the situations in which the Company no longer controls Yumanity, Inc. The remaining terms and conditions of the Loan Agreement generally continued in the form existing prior to the Loan Amendment.

As of December 31, 2021 and 2020, the interest rate applicable to borrowings under the Term Loan was 8.75%. During the year ended December 31, 2021, the weighted average effective interest rate on outstanding borrowings under the Term Loan was approximately 12.52%. On March 29, 2021, the Term Loan was amended again to allow for the creation of a new foreign subsidiary, as well as changing certain covenants related to the financial operations of said subsidiary. The subsidiary was formed on April 23, 2021.

On April 13, 2021, the Term Loan was amended to reduce the additional final payment fee of $0.3 million to $0.1 million upon repayment of the loan.

Borrowings under the Term Loan are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There were no financial covenants associated with the Term Loan; however, the Company is subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Term Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. As of December 31, 2021, the Company has assessed that the risk of subjective acceleration under the material adverse events clause is not probable and therefore have classified the outstanding principal on the consolidated balance sheet based on the contractually scheduled principal payments. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate.

In April 2020, prior to entering into the Merger Agreement with PTI in August 2020, the Company issued a Promissory Note to Silicon Valley Bank, pursuant to which it received loan proceeds of $1.1 million (the “Loan”) provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. On April 3, 2021, the Company was notified by Silicon Valley Bank that the Loan forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, the Company has recognized $1.1 million in income for debt extinguishment in the consolidated statement of operations as of December 31, 2021.

As of December 31, 2021, future principal payments due are as follows (in thousands):

Year Ending December 31,
2022	$5,805
2023	6,341
2024	586
2025	—
2026	—
$12,732

On February 25, 2022, Term Loan terminated upon the payment by the Company to Hercules of a voluntary payoff amount of $12.8 million, provided that the Company continues to be bound by certain indemnification obligations under Section 6.3 of the Term Loan. The payoff amount included payment of approximately $0.9 million consisting of the final and additional final payment fees outlined above, as well as an interest/non-use fee of less than $0.1 million.

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

10. Common Stock/Units

As of December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, all of which is undesignated. Each share of common stock entitles the holder to one vote for the election of directors and on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. No cash dividends have been declared or paid to date.

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

11. Warrants for Common Stock and Preferred and Common Units

Prior to the Merger, in December 2019, in connection with the Term Loan (see Note 8), the Company issued 34,946 Class B preferred warrants with an exercise price of $8.37 per unit. Upon issuance of Class C preferred units in June 2020, the warrants for Class B preferred units issued in December 2019 became warrants to purchase of 73,109 Class C preferred units with an exercise price of $4.0008 per unit (see Note 9).

Yumanity Reorganization and Merger

As of December 31, 2019, the Company had outstanding warrants for the purchase of common units, Class A preferred units, and Class B preferred units (which became warrants to purchase Class C preferred units as described above). Immediately prior to the Merger, pursuant to the Yumanity Reorganization, all of Holdings’ outstanding warrants were exchanged and became warrants to purchase shares of Yumanity common stock. Upon consummation of the Merger, the warrants to purchase shares of Yumanity common stock became warrants to purchase the Company’s common stock. The contractual term of each warrant remained unchanged. No additional warrants were issued in 2021 and no warrants were exercised in 2021.

As of December 31, 2021 and 2020, the Company’s outstanding warrants to purchase shares of common stock of the Company consisted of the following:

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

Restricted Stock Units (RSUs)

On January 14, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSUs based on the February 1, 2021 closing share price of the Company’s common stock with a fair value of $2.2 million. The requisite service period for the awards ranges from one to four years (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. As of December 31, 2021, 122,469 RSUs were granted and 86,225 were outstanding, and the Company recognized $0.9 million stock-based compensation expense during the twelve months ended December 31, 2021.

The following table summarizes the Company’s RSU activity for the twelve months ended December 31, 2021:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Issued	122,469	$17.89
Vested	(23,146)	$17.89
Forfeited	(13,098)	$17.89
Unvested at December 31, 2021	86,225	$17.89

Restricted Stock Awards (RSAs)

On November 22, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSAs based on the December 1, 2021 closing share price of the Company’s common stock with a fair value of $1.2 million. The requisite service period for the awards is one year (the vesting period). The Company recognized employee stock-based compensation expense for the RSA grant on a straight-line basis over the vesting period of the awards. As of December 31, 2021, 305,663 RSAs were granted and outstanding, and the Company recognized $0.1 million stock-based compensation expense during the twelve months ended December 31, 2021.

The following table summarizes the Company's RSA activity for the twelve months ended December 31, 2021:

	RSAs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Issued	305,663	$3.83
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2021	305,663	$3.83

Summary of plans

Upon completion of the Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

2016 Stock Option and Incentive Plan

On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2020, an additional 78,175 shares were reserved for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan was increased by 303,495 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 Plan described above. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four years and expire after ten years. As of December 31, 2021, the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 379,720, of which 138,163 shares are available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, PTI’s stockholders approved the 2016 ESPP, which became effective in connection with the completion of the PTI’s initial public offering. A total of 6,938 shares of common stock were initially reserved for issuance under the 2016 ESPP. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase each January 1, beginning January 1, 2017, by the lesser of (i) 6,938 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31, or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The number of shares reserved for issuance under the 2016 ESPP was increased by 6,938 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 ESPP described above. As of December 31, 2021, the total number of shares reserved under the 2016 ESPP was 41,626 shares.

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

Options granted under the 2018 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of common shares that may be issued under the 2018 Plan is 1,527,210 as of December 31, 2021. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and units that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to units available under the 2018 Plan. As of December 31, 2021, 33,209 shares remain available for issuance under the 2018 Plan.

Under each plan, the exercise price per option granted is not less than the fair market value of common stock as of the date of grant.

2021 Inducement Plan

On June 2, 2021, the Board of Directors approved the adoption of the Company’s 2021 Inducement Plan (the “2021 Plan”),

which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Rule 416 under the Securities Act of 1933. During the year ended December 31, 2021, the Company issued 174,400 options from the 2021 Plan to purchase common stock. As of December 31, 2021, the total number of shares of the Company’s common stock that may be issued under the 2021 Plan is 400,000 shares of which 227,600 shares are available for future issuance under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan.

On April 13, 2021, Board of Directors approved the issuance of stock options to purchase 104,000 shares of its common stock. The stock options were issued outside of the Company’s 2021 Plan as an inducement material to the individual’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of options granted:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.0%	1.1%
Expected volatility	81.3%	70.9%
Expected dividend yield	—	—
Expected term (in years)	6.3	7.8

Option activity

The following table summarizes the Company’s option activity during the year ended December 31, 2021:

	Number of Shares/ Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	944,961	$20.70	8.29	$6,522
Granted	994,014	$16.63
Exercised	(9,241)	$8.97
Cancelled	(150,560)	$14.60
Outstanding as of December 31, 2021	1,779,174	$18.99	7.67	$—
Vested and expected to vest as of December 31, 2021	1,764,174	$19.00	7.66	$—
Options exercisable as of December 31, 2021(1)	1,024,379	$20.99	6.48	$—

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

The weighted average grant-date fair value of stock/unit options granted during the years ended December 31, 2021 and 2020 was $11.56 per share and $11.39 per share/unit, respectively.

Stock/equity-based compensation

The Company recorded stock/equity-based compensation expense related to common stock/unit options, restricted stock units, and restricted stock awards in the following expense categories in its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$1,352	$663
General and administrative expenses	3,938	1,603
	$5,290	$2,266

As of December 31, 2021, total unrecognized compensation cost related to unvested options and restricted common stock was $12.3 million, which is expected to be recognized over a weighted average period of 2.65 years.

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

During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has established a foreign subsidiary in Australia in 2021 and is not subject to foreign taxes in the current year due to a loss generated in the current year.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(10.0)	(1.6)
Federal and state research and development tax credits	(4.1)	(2.5)
In-process research and development (1)	—	10.4
Other	(1.8)	1.2
Change in deferred tax asset valuation allowance	36.9	13.5
Effective income tax rate	0.0%	0.0%

(1)
Represents the tax effect on the in-process research and development expense recorded on the acquisition of PTI

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$134,395	$122,460
Research and development tax credit carryforwards	20,246	18,654
Property and equipment	242	184
Accrued expenses	521	539
Capitalized intellectual property costs	102	89
Stock/equity-based compensation expense	1,712	1,084
Operating lease liabilities	4,534	4,670
Other	290	0
Total deferred tax assets	162,042	147,680
Deferred tax liabilities:
Operating lease right-of-use assets	(5,806)	(5,836)
Other	—	(172)
Total deferred tax liabilities	(5,806)	(6,008)
Valuation allowance	(156,236)	(141,672)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $486.6 million and $497.2 million, respectively, which may be available to offset future taxable income. Federal and state net operating loss carryforwards of $228.1 million and $497.2 million, respectively, begin to expire in 2026 and 2030, respectively. Federal net operating loss carryforwards of $258.5 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2021, the Company had $0.1 million of foreign net operating loss carryforwards that do not expire. As of December 31, 2021, the Company also had U.S. federal, state, and foreign research and development tax credit carryforwards of $15.4 million, $6.2 million, and $0.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2027 for domestic credits, and foreign credits do not expire.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance as of beginning of year	$141,672	$26,724
Increases recorded to income tax provision	14,564	7,777
Amounts from Merger with PTI	—	107,171
Valuation allowance as of end of year	$156,236	$141,672

As of December 31, 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2017 to the present; however, carryforward attributes that were generated prior to December 31, 2017 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

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

14. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(39,503)	$(57,487)
Gain on extinguishment of Class B preferred units	—	6,697
Net loss applicable to common shareholders	$(39,503)	$(50,790)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,283,172	2,354,143
Net loss per share, basic and diluted	$(3.84)	$(21.57)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2021	2020
Options to purchase common stock	1,779,174	944,961
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986
Unvested RSUs	86,225	—
	1,965,385	1,044,947

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

On December 22, 2020, as part of the Merger, the Company acquired a lease for approximately 30,000 square feet of office and laboratory space in Boston, Massachusetts (the "Merger Premises"). The lease commenced in January 2018 with rent payments commencing in April 2018. The initial term of the lease was ten years with the option to extend for an additional seven years at fair-market rent at the time of the extension. In addition to use of office and laboratory space, the Company is responsible for paying its allocable portion of building and laboratory operating expenses separately from rent, based on actual costs incurred. Remaining fixed lease payments at the time of the Merger were approximately $14.2 million. On December 22, 2020, the Company recorded an operating lease asset and corresponding lease liability of $10.2 million associated with this lease. The operating lease asset was increased by the value attributable to the below-market lease of $3.1 million and an allocated portion of the excess purchase price for the Merger of $1.9 million.

On January 7, 2021 the Company entered into a sublease agreement (the “Sublease”) with Moma Therapeutics, Inc. (the “Subtenant”), whereby the Company subleased the entire Merger Premises to the Subtenant. The initial term of the Sublease commenced on February 3, 2021, which was the date the Company received consent to the Sublease from the landlord, and shall continue until 18 months from the commencement date.

The Sublease provides for an initial annual base rent of $1.9 million, which increases annually up to a maximum annual base rent of $2.0 million. The Subtenant also is responsible for paying to the Company operating costs, annual tax costs and all utility costs attributable to the Premises during the term of the Sublease. Expense arising from the Merger Premises of $1.9 million for the twelve months ended December 31, 2021 and lease income from the Sublease of $1.8 million for the twelve months ended December 31, 2021 are classified in operating expense on a net basis.

The Company also leases property and equipment under agreements that are accounted for as finance leases.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$6,665	$3,097
Short-term lease cost	$—	$—
Variable lease cost	$844	$271
Finance lease cost:
Amortization of lease assets	$152	$361
Interest on lease liabilities	7	20
Total finance lease cost	$159	$381

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$5,998	$2,461
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$7	$20
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$166	$347
Operating lease liabilities arising from obtaining right-of-use assets	$—	$10,219
Finance lease liabilities arising from obtaining right-of-use assets	$—	$102

The weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2021	2020
Weighted-average remaining lease term (in years) used for:
Operating leases	5.22	5.03
Finance leases	0.60	1.26
Weighted-average discount rate used for:
Operating leases	9.10%	9.01%
Finance leases	3.41%	6.46%

Because the interest rates implicit in the license agreement and lease agreement assumed from PTI were not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of each. The present value of the Company’s finance leases was calculated using the rate implicit in the lease.

As of December 31, 2021, future annual lease payments under the Company’s real estate operating leases and equipment finance leases were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022	$6,173	$49
2023	2,977	—
2024	1,931	—
2025	1,985	—
2026	2,039	—
Thereafter	2,801	—
Total future lease payments	17,906	49
Less: Imputed interest	(3,427)	(1)
Total lease liabilities	$14,479	$48

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		As of December 31,
Leases	Consolidated Balance Sheet Classification	2021	2020
Assets:
Operating lease assets	Operating lease right-of- use assets	$18,543	$23,678
Finance lease assets	Property and equipment, net	315	199
Total leased assets		$18,858	$23,877
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$5,064	$4,468
Finance lease liabilities	Current portion of finance lease obligation	48	166
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	9,415	14,479
Finance lease liabilities	Finance lease obligation, net of current portion	—	48
Total lease liabilities		$14,527	$19,161

16. Commitments and Contingencies

License agreement

The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain know-how related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the years ended December 31, 2021 or 2020. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.

Contingent Value Rights Agreement

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitled each holder of Company Common Stock as of immediately prior to the effective time of the Merger (the “Effective Time”) to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the Cystic Fibrosis Assets ( the “CF Assets”) to any one of three specified counterparties completed during the 9-month period after the Effective Time (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Merger Agreement). The CVR agreement became effective at Closing of the Merger. Due to the fact that no CF Asset sale was completed by the nine-month anniversary of the Effective Time, the CVRs expired. No liability has been recorded at December 31, 2021 or previous periods associated with the CVRs.

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

Legal Matters

Between October 14 and December 7, 2020, following the announcement of the proposed merger among PTI, Yumanity, Inc. and Merger Sub, a wholly owned subsidiary of PTI, nine lawsuits were filed by purported stockholders of PTI challenging the Merger. The first lawsuit, brought as a putative class action, is captioned Aniello v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-08578 (S.D.N.Y. filed Oct. 14, 2020). The remaining eight lawsuits, brought by the plaintiffs individually, are captioned Culver v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08595 (S.D.N.Y. filed Oct. 15, 2020); Donolo v. Proteostasis Therapeutics, Inc. et al., 1:20-cv-01400 (D. Del. filed Oct. 16, 2020); Straube v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08653 (S.D.N.Y. filed Oct. 16, 2020); Beck v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-08783 (S.D.N.Y. filed Oct. 21, 2020); Dreyer v. Proteostasis Therapeutics, Inc., et al., 1:20-cv-05193 (E.D.N.Y. filed Oct. 28, 2020); Kopkin v. Proteostasis Therapeutics, Inc. et al., No. 1:20-cv-12103 (D. Mass. filed Nov. 23, 2020); Merritt v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-10275 (S.D.N.Y. filed Dec. 6, 2020); and Koh v. Proteostasis Therapeutics, Inc., et al., No. 1:20-cv-10296 (S.D.N.Y. filed Dec. 7, 2020). All of the complaints named PTI and the individual members of PTI’s board of directors as defendants. The Aniello complaint also named Yumanity, Inc. as an additional defendant, and the Donolo complaint named Yumanity, Inc. and Merger Sub as additional defendants. The complaints asserted violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder against PTI and its directors, and violations of Section 20(a) of the Exchange Act against PTI’s directors. The Donolo complaint asserted an additional violation of Section 20(a) of the Exchange Act against Yumanity, Inc. The Aniello complaint asserted additional claims for breach of fiduciary duty against PTI’s directors and aiding and abetting against PTI and Yumanity, Inc.. The plaintiffs contended that the registration statement on Form S-4 filed by PTI with the Securities and Exchange Commission on September 23, 2020 (the “Registration Statement”) or the proxy statement/prospectus on Form 424B3 filed by PTI with the SEC on November 12, 2020 (the “Definitive Proxy”) omitted or misrepresented certain material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages, dissemination certain information requested by the plaintiffs, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. While PTI and Yumanity, Inc. believed that the disclosures set forth in the Registration Statement and Definitive Proxy complied fully with all applicable law and denied the allegations in the pending actions described above, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, on December 9, 2020, PTI filed a Form 8-K voluntarily to supplement certain disclosures in the Definitive Proxy related to plaintiffs’ claims with the supplemental disclosures (the “Supplemental Disclosures”). Following the filing of the Supplemental Disclosures, all of the actions discussed above were voluntarily dismissed by the respective plaintiffs. On March 18, 2021, the parties executed a confidential fee and settlement agreement, pursuant to which all claims were released by plaintiffs and their counsel and an immaterial payment of a mootness fee was paid to plaintiffs’ counsel, a portion of which was paid by the Company’s insurer.

17. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. To date, the Company has not made any contributions to the plan.

18. Related Parties

There were no related party transactions for the twelve months ended December 31, 2021. The Company leased certain office and laboratory space from an investor in the Company until May 2020 (see Note 15). Lease expense and amounts paid to the investor under the lease agreement during the twelve months ended December 31, 2020 was $0.4 million and $0.6 million, respectively. There were no amounts payable to the investor as of December 31, 2021 or 2020.

19. Subsequent Events

On February 17, 2022, the Company announced that it was reducing its workforce by approximately 60% of its current headcount with the objective of preserving capital. This workforce reduction will take place primarily during the first quarter of 2022. As a result of these actions, the Company expects to incur personnel-related restructuring charges of approximately $0.4 million in connection with one-time employee termination costs, including severance and other benefits, which are expected to be incurred in the first quarter of 2022. In addition, the Company has committed to pay one-time employee retention costs to certain employees of up to $0.4 million, which are expected to be incurred through the second quarter of 2022.

On February 25, 2022, the Term Loan entered into with Hercules Capital, Inc. (“Hercules”) in December 2019 and most recently amended in April 2021 terminated upon the receipt by Hercules of a payoff amount of $12.8 million from the Company. The payoff amount paid by the Company included payment of $0.9 million as an end of term fee and $0.1 million as an interest/non-use fee.

On February 28, 2022, the Company entered into two agreements that effectively amended the “New Premises” license agreement for laboratory space in Boston, Massachusetts (see Note 15, Leases). The first agreement terminated the existing license, due to expire in May of 2023, effective March 31, 2022. The second agreement, effective April 1, 2022, created a new license for approximately 20 percent of the space covered by the original license with an expiration date of December 31, 2022. The Company agreed to surrender to Licensor the full amount of both the security deposit and the last month’s license fee held by licensor pursuant to the agreement, totaling approximately $0.8 million, in consideration of the agreement to terminate the original license. The new license agreement decreases the monthly license fee amount from $0.4 million to $0.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Business Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our President and Chief Executive Officer and our Chief Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.12

License Agreement by and between Yumanity Therapeutics, Inc. and MIL 40, LLC dated as of February 28, 2022 (field as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on March 1, 2022 and incorporated herein by reference).

10.13

Termination Agreement by and between Yumanity Therapeutics, Inc. and MIL 40, LLC dated as of February 28, 2022 (field as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on March 1, 2022 and incorporated herein by reference).

10.14

Amended and Restated Warrant Agreement to Purchase Common Stock of the Company issued to Hercules Capital, Inc., dated December 22, 2020 (filed as Exhibit 10.14 to the Registrant's Annual Report of Form 10-K (File No. 001-37695) as filed with the SEC on March 31, 2021 and incorporated herein by reference).

10
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

10.17#

Employment Agreement by and between Yumanity Therapeutics, Inc. and Devin W. Smith, dated as of May 14, 2021 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37695) as filed with the SEC on August 12, 2021 and incorporated herein by reference).

10.18#

Employment Agreement by and between Yumanity Therapeutics, Inc. and Michael D. Wyzga, dated as of July 12, 2021 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on August 16, 2021 and incorporated herein by reference).

10.19#

Form of indemnification agreement with Yumanity Therapeutics, Inc. directors and officers (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-248993) as filed with the SEC on October 28, 2020 and incorporated herein by reference).

10.20#

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

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE* 104*

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

+ Portions of this Exhibit (indicated with [***]) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Yumanity Therapeutics, Inc.

Date: March 24, 2022	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard Peters	Director, President, Chief Executive Officer (Principal Executive Officer)	March 24, 2022
Richard Peters

/s/ Michael D. Wyzga	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2022
Michael D. Wyzga

/s/ Marie Epstein	Vice President, Finance (Principal Accounting Officer)	March 24, 2022
Marie Epstein

/s/ N. Anthony Coles	Director	March 24, 2022
N. Anthony Coles

/s/ Patricia L. Allen	Director	March 24, 2022
Patricia L. Allen

/s/ David Arkowitz	Director	March 24, 2022
David Arkowitz

/s/ Kim C. Drapkin	Director	March 24, 2022
Kim C. Drapkin

/s/ Richard A. Heyman	Director	March 24, 2022
Richard A. Heyman

/s/ Jeffery W. Kelly	Director	March 24, 2022
Jeffery W. Kelly

/s/ Cecil B. Pickett	Director	March 24, 2022
Cecil B. Pickett

/s/ Lynne Zydowsky	Director	March 24, 2022
Lynne Zydowsky