Form 10-Q
period 2022-03-31
YUMANITY THERAPEUTICS, INC.
filed 2022-05-12
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 10,842,945 shares of common stock, $0.001 par value per share, outstanding.

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
•
it may take considerable time and expense to respond to the partial clinical hold that has been placed on our investigational new drug (“IND”) application for YTX-7739 by the U.S. Food and Drug Administration (FDA) and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences;
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
•
the effect of COVID-19 on the foregoing; and other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,060	$35,102
Marketable securities	1,400	1,399
Accounts receivable	—	5,000
Prepaid expenses and other current assets	2,957	1,207
Total current assets	20,417	42,708
Property and equipment, net	182	387
Operating lease right-of-use assets	10,082	18,543
Deposits	—	366
Restricted cash	878	928
Total assets	$31,559	$62,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,080	$1,839
Accrued expenses and other current liabilities	2,872	4,846
Current portion of long-term debt	—	5,805
Operating lease liabilities	604	5,064
Current portion of finance lease obligation	—	48
Short-term borrowings	1,152	—
Deferred revenue	4,038	5,061
Total current liabilities	10,746	22,663
Long-term debt, net of discount and current portion	—	7,357
Operating lease liabilities, net of current portion	9,110	9,415
Total liabilities	19,856	39,435
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 10,846,740 shares and 10,644,714 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	212,386	210,799
Accumulated deficit	(200,694)	(187,313)
Total stockholders’ equity	11,703	23,497
Total liabilities and stockholders’ equity	$31,559	$62,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$1,023	$3,532
Operating expenses:
Research and development	4,896	6,779
General and administrative	4,825	6,052
Impairment loss	3,901	—
Total operating expenses	13,622	12,831
Loss from operations	(12,599)	(9,299)
Other income (expense):
Interest expense	(210)	(488)
Interest income and other income (expense), net	(372)	(29)
(Loss) gain on debt extinguishment	(200)	1,134
Total other income (expense), net	(782)	617
Net loss	$(13,381)	$(8,682)
Net loss applicable to common shareholders	(13,381)	(8,682)
Net loss per share, basic and diluted	$(1.24)	$(0.85)
Weighted average common shares outstanding, basic and diluted	10,752,686	10,193,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,381)	$(8,682)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	—	—
Comprehensive loss	$(13,381)	$(8,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2021	10,644,714	$11	$210,799	$—	$(187,313)	$23,497
Stock/equity-based compensation expense	—	—	1,204	—	—	1,204
Issuance of common stock from at the market offering	216,332	—	383	—	—	383
Vesting of restricted stock units	17,624	—	—	—	—	—
Forfeiture of restricted stock awards	(31,930)	—				—
Net loss	—	—	—	—	(13,381)	(13,381)
Balances at March 31, 2022	10,846,740	$11	$212,386	$—	$(200,694)	$11,703

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2020	10,193,831	$10	$204,007	$—	$(147,810)	$56,207
Stock/equity-based compensation expense	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	(8,682)	(8,682)
Balances at March 31, 2021	10,193,831	$10	$205,414	$—	$(8,682)	$48,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,381)	$(8,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums (accretion of discounts) on marketable securities	(1)	(4)
Depreciation and amortization expense	66	200
Non-cash lease expense	4,560	1,247
Stock/equity-based compensation expense	1,204	1,407
Other non-cash expense	—	48
Non-cash interest expense	36	155
Loss (gain) on debt extinguishment	200	(1,134)
Loss on impairment of lease	3,901	—
Loss (gain) on sale of property and equipment	192	(2)
Changes in operating assets and liabilities:
Accounts receivable	5,000	—
Prepaid expenses and other current assets	(1,771)	(1,374)
Deposits	366	—
Operating lease liabilities	(4,765)	(1,053)
Accounts payable	241	(5,437)
Accrued expenses and other current liabilities	(2,654)	(4,127)
Deferred revenue	(1,023)	(3,532)
Net cash used in operating activities	(7,829)	(22,288)
Cash flows from investing activities:
Purchases of marketable securities	—	(9,869)
Proceeds from sales and maturities of marketable securities	—	3,600
Purchases of property and equipment	(53)	(6)
Net cash used in investing activities	(53)	(6,275)
Cash flows from financing activities:
Proceeds from issuance of common stock	383	—
Proceeds from issuance of short-term borrowings	1,742	—
Payments of principal portion of long-term debt	(929)	—
Payments of final payoff of long term debt	(11,803)	—
Payments of debt issuance costs related to long-term debt	—	(72)
Payments of short-term borrowings	(590)	—
Payments of finance lease obligations	(13)	(70)
Net cash used in financing activities	(11,210)	(142)
Net decrease in cash, cash equivalents and restricted cash	(19,092)	(28,705)
Cash, cash equivalents and restricted cash at beginning of period	36,030	82,885
Cash, cash equivalents and restricted cash at end of period	$16,938	$54,180
Supplemental cash flow information:
Cash paid for interest	$393	$328

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

In February the Company also began implementation of a strategic restructuring with the objective of preserving capital. As part of the restructuring, it has eliminated approximately 60% of its workforce and has taken other actions, including reducing its office and laboratory space, to reduce expenditures (see Note 5).

Clinical and Regulatory Update

In January 2022, the FDA placed a partial clinical hold on the Company's future multidose clinical trials of YTX-7739 in the United States. The FDA has not halted all clinical programming and is permitting the Company's proposed single dose formulation clinical trial to proceed. The Company anticipates working closely with the FDA to try to adequately address their concerns. While the Company works to address the FDA’s concerns, it has paused its planned clinical study of YTX-7739 in glioblastoma multiforme patients and the exploration of additional indications.

Merger with Proteostasis Therapeutics, Inc.

On December 22, 2020, Proteostasis Therapeutics, Inc. (“Proteostasis” or “PTI”) completed its previously announced merger transaction with Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 22, 2020, as amended on November 6, 2020 (the “Merger Agreement”), by and among Pangolin Merger Sub, Inc., a wholly-owned subsidiary of Proteostasis (“Merger Sub”), Yumanity Holdings, LLC (“Holdings”) and Yumanity, Inc., pursuant to which Merger Sub merged with and into Yumanity, Inc., with Yumanity, Inc. surviving as a wholly owned subsidiary of Proteostasis (the “Merger”). Immediately following the Merger, Proteostasis changed its name to “Yumanity Therapeutics, Inc.”

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to common stock share and per share amounts have also been adjusted to reflect the Exchange Ratio.

Going concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the original issuance date of the condensed consolidated financial statements.

Since its inception, the Company has funded its operations primarily with equity and debt including proceeds from the Merger. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $13.4 million for the three months ended March 31, 2022. In addition, as of March 31, 2022, the Company had an accumulated deficit of $200.7 million. The Company expects to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the three months ended March 31, 2022.

As of the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022 the Company expects that its cash, cash equivalents and marketable securities will not be sufficient to fund its operating expenses and capital expenditure requirements for a period of twelve months from the issuance of the condensed consolidated financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

At-the-Market Offering Program

In April 2021, the Company entered into a sales agreement (the "Prior Sales Agreement") with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which it could have issued and sold, from time-to-time at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $60.0 million. In December 2021, the Company terminated the Prior Sales Agreement and entered into a new sales agreement with Jefferies with respect to an ATM offering under which it may issue and sell, from time-to-time and at its sole discretion, shares of its common stock, in an aggregate offering amount of up to $60.0 million (the “New Sales Agreement”). Jefferies acts as the Company's sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction by the Company.

The Company will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. The Company sold 216,332 shares of common stock under the New Sales Agreement during the three months ended March 31, 2022 for aggregate net proceeds to the Company of approximately $0.4 million, after deducting sales commissions. As of March 31, 2022, $59.6 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as the Company will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75 million.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements, as of March 31, 2022 and for the three months ended March 31, 2022, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2022 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2021 and the notes thereto, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 24, 2022. There were no changes to significant accounting policies during the three months ended March 31, 2022.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses prior to the Merger and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Actual results may differ from those estimates or assumptions.

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for Company credit cards as part of the terms of the “New Loan” and for its office and laboratory space lease. These amounts are classified as restricted cash (non-current) in the Company’s condensed consolidated balance sheet. In December 2020, in connection with the Merger, the Company acquired Proteostasis’ restricted cash pledged as collateral for its office and laboratory space lease and amended its loan and security agreement to establish an escrow account in the amount of its Paycheck Protection Program loan. After forgiveness of the PPP Loan, in April 2021 the escrowed cash was released and reclassified into cash and cash equivalents. The cash pledged as collateral is classified as restricted cash (non-current) in the Company’s condensed consolidated balance sheet as of March 31, 2022. As of March 31, 2022 and 2021, the cash and restricted cash of $16.9 million and $54.2 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $16.1 million and $52.1 million, respectively, and restricted cash of $0.9 million and $0.9 million, respectively.

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

3. Fair Value Measurements and Marketable Securities

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,437	$—	$—	$15,437
Marketable securities:
Commercial paper	—	1,400	—	1,400
	$15,437	$1,400	$—	$16,837

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,136	$—	$—	$34,136
Marketable securities:
Commercial paper	—	1,399	—	1,399
	$34,136	$1,399	$—	$35,535

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,400	$—	$—	$1,400
	$1,400	$—	$—	$1,400

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,399	$—	$—	$1,399
	$1,399	$—	$—	$1,399

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

The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and will be recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. For the three months ended March 31, 2022, the Company recorded less than $0.1 million of collaboration revenue related to the Collaboration Agreement associated with providing the Initial Phase research and development services.

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

In November 2021, the Company delivered one of two data packages associated with the Initial Phase of the research and development services. On December 17, 2021, Merck notified the Company that Merck has accepted the first data package for one program from their research collaboration with the Company relating to ALS and FTLD, and that Merck has elected to continue the research collaboration. Achievement of this milestone triggered a $5.0 million milestone payment due from Merck. Upon Merck electing to advance the research program into the second phase (the "Second Phase"), the Company assessed whether the promised goods and services for the Second Phase are distinct. Based on the facts and circumstances, including but not limited to key differences between the Initial Phase research plan and the Second Phase research plans, including experiments performed and personnel utilized, the Company determined that the Second Phase represents a separate contract with its own performance obligation. The Second Phase performance obligation is being satisfied over the Second Phase research term as the Company performs the research and development activities through the second substantive option period and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the option payment of $5.0 million was recorded to deferred revenue at December 31, 2021 and during the three months ended March 31, 2022 the Company recognized $1.0 million of collaboration revenue related to the Collaboration Agreement as the Second Phase performance obligation is satisfied. The Company recognizes the Second Phase revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee compensation and benefits	$733	$1,763
Accrued external research and development expenses	1,198	1,633
Accrued professional fees	525	901
Other	416	549
	$2,872	$4,846

In January 2022, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Company recorded a charge of $1.0 million in the first quarter of 2022 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, which are expected to result in cash expenditures and will be paid out by December 31, 2022.

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet:

(In thousands)	Total
Balance at December 31, 2021	$—
Restructuring costs, personnel related	985
Cash paid for restructuring costs	$(330)
Balance at March 31, 2022	$655

6. Short-term borrowings

As of March 31, 2022, the Company had short-term borrowings of $1.2 million consisting of a Commercial Insurance Premium Finance and Security
Agreement (the “Finance and Security Agreement”) entered into in January 2022. The Finance and Security Agreement has a nine-month repayment period with an annual interest rate of 2.93% and a maturity of September 22, 2022. Collateral under the Finance and Security Agreement includes the right, title, and interest in the underlying business insurance policies.

7. Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Principal amount of long-term debt	$—	$12,733
Less: Current portion of long-term debt	—	(5,805)
Long-term debt, net of current portion	—	6,928
Debt discount, net of accretion	—	(217)
Accrued end-of-term payment	—	646
Long-term debt, net of discount and current portion	$—	$7,357

The Company entered into a loan and security agreement with Hercules Capital, Inc. (the “Lender”) in December 2019 (the “Term Loan”), pursuant to which had $12.7 million in outstanding principal borrowings as of December 31, 2021. On February 25, 2022, the Company repaid to the Lender a payoff amount of $12.8 million and terminated the Term Loan, provided that the Company continues to be bound by certain indemnification obligations under Section 6.3 of the Term Loan. The payoff amount resulted in an extinguishment loss of $0.2 million and included payment of approximately $0.9 million consisting of end of term costs of 5.25% of the $15.0 million amount drawn under the Term Loan and $0.1 million as outlined below, as well as an interest/non-use fee of less than $0.1 million.

In April 2020, the Term Loan was amended to permit indebtedness consisting of a loan under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided that such loan shall be unsecured, shall not contain any terms or conditions that are adverse to the Lender’s rights under the loan and that the Company will not prepay such loan. In June 2020, the Term Loan was amended and an additional end of term cost of $0.3 million became due upon repayment of the loan.

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

On April 13, 2021, the Term Loan was amended to reduce the end of term cost of $0.3 million to $0.1 million upon repayment of the loan.

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

8. Stock/Equity-Based Compensation

Restricted Stock Units (RSUs)

On January 14, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSUs based on the February 1, 2021 closing share price of the Company’s common stock with a fair value of $2.2 million. The requisite service period for the awards ranges from one to four years (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. During the three months ended March 31, 2022 , there were no RSUs granted and 51,570 were outstanding, and the Company recognized $0.1 million of stock-based compensation expense during the three months ended March 31, 2022.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2022:

	RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	86,225	$17.89
Issued	-	$—
Vested	(17,624)	$17.89
Forfeited	(17,031)	$17.89
Unvested balance at March 31, 2022	51,570	$17.89

Restricted Stock Awards (RSAs)

On November 22, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSAs based on the December 1, 2021 closing share price of the Company’s common stock with a fair value of $1.2 million. The requisite service period for the awards is one year (the vesting period). The Company recognized employee stock-based compensation expense for the RSA grant on a straight-line basis over the vesting period of the awards. During the three months ended March 31, 2022, there were no RSAs granted and 208,966 outstanding, and the Company recognized $0.4 million stock-based compensation expense during the three months ended March 31, 2022.

The following table summarizes the Company's RSA activity for the three months ended March 31, 2022:

	RSAs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	305,663	$3.83
Issued	-	$—
Vested	(64,767)	$3.83
Forfeited	(31,930)	$3.83
Unvested balance at March 31, 2022	208,966	$3.83

Summary of plans

Upon completion of the Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

2016 Stock Option and Incentive Plan

On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2022, an additional 319,341 shares were reserved for issuance under the 2016 Plan in accordance with the provisions of the 2016 Plan described above. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four years and expire after ten years. As of March 31, 2022 the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 699,061, of which 531,620 shares are available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, PTI’s stockholders approved the 2016 ESPP, which became effective in connection with the completion of the PTI’s initial public offering. A total of 6,938 shares of common stock were initially reserved for issuance under the 2016 ESPP. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase each January 1, beginning January 1, 2017, by the lesser of (i) 6,938 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31, or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of March 31, 2022, the total number of shares reserved under the 2016 ESPP was 48,564 shares. The number of shares reserved for issuance under the 2016 ESPP was increased by 6,938 shares effective as of January 1, 2021 in accordance with the provisions of the 2016 ESPP described above.

Yumanity Therapeutics, Inc. Amended and Restated 2018 Stock Option and Grant Plan

On December 4, 2018, the Company’s board of directors adopted the 2018 Unit Option and Grant Plan (the “2018 Plan”), which was approved by the Company’s members on December 5, 2018. The 2018 Plan provided for the Company to grant unit options, restricted unit awards and unrestricted unit awards to employees, directors and consultants of the Company. As part of the Yumanity Reorganization (as defined below) and the Merger, the 2018 Plan was amended and restated as the “Yumanity Therapeutics, Inc. Amended and Restated 2018 Stock Option and Grant Plan”. Each stock option outstanding under the 2018 Plan at the Effective Time of the Merger was automatically converted into a stock option exercisable for the same number of shares of Yumanity common stock, and then assumed by the Company, based on the Exchange Ratio and the exercise price per share of such outstanding stock option, as adjusted for the Exchange Ratio. The 2018 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.

Options granted under the 2018 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of common shares that may be issued under the 2018 Plan is 1,527,210 as of March 31, 2022. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and units that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to units available under the 2018 Plan. As of March 31, 2022, 123,861 shares remain available for issuance under the 2018 Plan.

Under each plan, the exercise price per option granted is not less than the fair market value of common stock as of the date of grant.

2021 Inducement Plan

On June 2, 2021, the Board of Directors approved the adoption of the Company’s 2021 Inducement Plan (the “2021 Plan”),

which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Rule 416 under the Securities Act of 1933. During three months ended March 31, 2022, the Company issued 17,000 options from the 2021 Plan to purchase common stock. As of March 31, 2022, the total number of shares of the Company’s common stock that may be issued under the 2021 Plan is 400,000 shares of which 242,600 shares are available for future issuance under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan.

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

Option activity

The following table summarizes the Company’s option activity during three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	1,779,174	$18.99	7.67	—
Granted	17,000	$2.89	—	—
Exercised	—	—	—	—
Forfeited	(246,808)	$14.60	—	—
Outstanding as of March 31, 2021	1,549,366	$19.30	7.46	—
Vested and expected to vest as of March 31, 2021	1,549,366	$19.30	7.46	—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock/equity-based compensation

The Company recorded stock/equity-based compensation expense related to common stock options and restricted stock units and restricted stock awards in the following expense categories in its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$101	$391
General and administrative expenses	1,103	1,016
	$1,204	$1,407

As of March 31, 2022, total unrecognized compensation cost related to unvested options and restricted common stock was $9.4 million, which is expected to be recognized over a weighted average period of 2.55 years.

9. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(13,381)	$(8,682)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,752,686	10,193,328
Net loss per share, basic and diluted	$(1.24)	$(0.85)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2022	2021
Options to purchase common stock	1,549,366	1,436,644
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986
Unvested RSUs	51,570	116,425
	1,700,922	1,653,055

10. Leases

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

The Sublease provides for an initial annual base rent of $1,939,340, which increases annually up to a maximum annual base rent of $1,997,520. The Subtenant also is responsible for paying to the Company operating costs, annual tax costs and all utility costs attributable to the Premises during the term of the Sublease. Expense arising from the Merger Premises of $0.5 million for the three months ended March 31, 2022 and lease income from the Sublease of $0.5 million for the three months ended March 31, 2022 are classified in operating expense on a net basis.

On February 28, 2022, the Company entered into two agreements that effectively amended the “New Premises” license agreement for laboratory space in Boston, Massachusetts. The first agreement terminated the existing license, due to expire in May of 2023, effective March 31, 2022. The second agreement, effective April 1, 2022, created a new license for approximately 20 percent of the space covered by the original license with an expiration date of December 31, 2022. The Company agreed to surrender to Licensor the full amount of both the security deposit and the last month’s license fee held by licensor pursuant to the agreement, totaling approximately $0.8 million, in consideration of the agreement to terminate the original license. The new license agreement decreases the monthly license fee amount from $0.4 million to $0.1 million.

During the three months ended March 31, 2022, the Company determined a triggering event occurred related to a portion of its Merger Premises. As a result, the Company performed an impairment test. Based on a comparison of undiscounted cash flows to the right of use (“ROU”) asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease, contract terms and sublease income potential. This resulted in an impairment charge of $3.9 million, which reflects the excess of the ROU asset carrying value over its fair value.

The Company also leased property and equipment under agreements that are accounted for as finance leases. As of March 31, 2022 the Company entered into an agreement for an early termination of the finance leases, which primarily consisted of laboratory equipment. The remaining finance lease liabilities settled was less than $0.1 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,666	$1,666
Short-term lease cost	—	—
Variable lease cost	206	77
Finance lease cost:
Amortization of lease assets	8	67
Interest on lease liabilities	1	3
Total finance lease cost	$9	$70

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,514	$1,247
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$1	$3
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$13	$70
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Finance lease liabilities arising from obtaining right- of-use assets	$—	$—

The weighted-average remaining lease term and discount rate were as follows:

	As of March 31,
	2022	2021
Weighted-average remaining lease term (in years) used for:
Operating leases	5.75	4.88
Finance leases	—	1.25
Weighted-average discount rate used for:
Operating leases	8.98%	9.02%
Finance leases	—	6.10%

Because the interest rates implicit in the license agreement and lease agreement assumed from PTI were not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of each. The present value of the Company’s finance leases was calculated using the rate implicit in the lease. There were no finance leases as of March 31, 2022.

As of March 31, 2022, future annual lease payments under the Company’s real estate operating leases and equipment finance leases were as follows (in thousands):

Year	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
2022	$1,999	$(666)	$1,333
2023	1,880	—	$1,880
2024	1,931	—	$1,931
2025	1,985	—	$1,985
2026	2,039	—	$2,039
Thereafter	2,800	—	$2,800
Total future lease payments	12,634	(666)	11,968
Less: Imputed interest	(2,920)	—	(2,920)
Total lease liabilities	$9,714	$(666)	$9,048

The following table presents lease assets and liabilities and their classification on the condensed consolidated balance sheet (in thousands):

Leases	Condensed Consolidated Balance Sheet Classification	Amount
Assets:
Operating lease assets	Operating lease right-of- use assets	$10,082
Total leased assets		$10,082
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$604
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	9,110
Total lease liabilities		$9,714

11. Commitments and Contingencies

License agreement

The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain know-how related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the three months ended March 31, 2022 and the year ended December 31, 2021. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.

Contingent Value Rights Agreement

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitled each holder of Company Common Stock as of immediately prior to the effective time of the Merger (the “Effective Time”) to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the CF Assets ( the “CF Assets”) to any one of three specified counterparties completed during the 9-month period after the Effective Time (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Merger Agreement). The CVR agreement became effective at Closing of the Merger. Due to the fact that no CF Asset sale was completed by the nine-month anniversary of the Effective Time, the CVRs expired. No liability has been recorded at March 31, 2022 or previous periods associated with the CVRs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In February we also began implementation of a strategic restructuring with the objective of preserving capital. In the first quarter of 2022, our board of directors approved a restructuring plan following a review of our operations, cost structure and growth opportunities. The restructuring included a reduction in headcount of approximately 60% across the Company. We recorded a charge of $1.0 million in the first quarter of 2022 as a result of the restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out by the end of 2022.

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

In January 2022, the FDA placed a partial clinical hold on future multidose clinical trials of YTX-7739 in the United States until the FDA’s concerns have been addressed. The FDA has not halted all clinical programming and is permitting a proposed single dose formulation clinical trial to proceed. We anticipate working closely with the FDA to adequately address their concerns. While we work to address the FDA’s concerns, we have paused our planned window-of-opportunity clinical study of YTX-7739 in glioblastoma multiforme patients and exploration of YTX-7739 in additional indications.

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

Financial Update

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $13.4 million and $8.7 million, respectively, for the three months ended March 31, 2022 and 2021. As of March 31, 2022, we had an accumulated deficit of $200.7 million. We expect to continue to incur significant expenses and increasing operating losses.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, manufacturing and distribution activities. We also expect to incur additional costs associated with operating as a public company. We expect to continue to incur significant operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the three months ended March 31, 2022.

As a result, we would need substantial additional funding to support our continuing operations. In February 2022, we announced that we are exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as our exclusive financial advisor to assist in this process. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until the Board of Directors has concluded that disclosure is appropriate or required. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we could have to significantly delay, reduce or eliminate development and commercialization of one or more of our product candidates or delay or abandon our pursuit of potential in-licenses or acquisitions.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $17.5 million. As of the issuance date of the condensed consolidated financials for the quarter ended March 31, 2022, we expect that our existing cash, cash equivalents and marketable securities will not enable us to fund our operating expenses and capital expenditure requirements for a period of twelve months from the issuance of the condensed consolidated financial statements and therefore substantial doubt exists about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

At-the-Market Offering Program

In April 2021, we entered into a sales agreement (the "Prior Sales Agreement") with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which we could have issued and sold, from time-to-time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. In December 2021, we terminated the Prior Sales Agreement and entered into a new sales agreement with Jefferies with respect to an ATM offering under which we may issue and sell, from time-to-time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million (the “New Sales Agreement”). Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction us.

We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. We sold 216,332 shares of common stock under the New Sales Agreement during the three months ended March 31, 2022 for gross proceeds of $0.4 million for aggregate net proceeds to us of approximately $0.4 million, after deducting sales commissions. As of March 31, 2022, $59.6 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as we will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds it is able to raise by selling shares of our common stock using its Form S-3 until such time as our public float exceeds $75 million.

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

In June 2020, we entered into a research collaboration and license agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), focused on accelerating the development of new treatments for neurodegenerative diseases. Under the terms of the Collaboration Agreement, Merck will gain exclusive rights to two novel pipeline programs for the treatment of ALS and FTLD. We and Merck will collaborate to advance the two preclinical programs during the research term, after which Merck has the right to continue clinical development and commercialization. Under the Collaboration Agreement, we received an upfront payment totaling $15.0 million and are eligible to receive future milestone payments of up to $530.0 million associated with the successful research, development and sales of marketed products for pipeline programs, of which $5.0 million was paid to us in February, 2022 as discussed below, as well as royalties on net sales. We will perform certain research and development activities over the research term pursuant to the Collaboration Agreement and will participate on a Joint Steering Committee to oversee research and development activities.

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

We will record revenue over the research term as we satisfy our performance obligations under the Collaboration Agreement. Accordingly, the $15.0 million upfront payment and the $5.0 million milestone payment are being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. We recorded $1.0 million and $3.5 million of collaboration revenue during the three months ended March 31, 2022 and 2021, respectively, related to the Collaboration Agreement.

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

The successful development and commercialization of YTX-7739 and any other product candidates we may develop in the future is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•
the partial clinical hold that has been placed on our investigational new drug (“IND”) application for YTX-7739 by the FDA;
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

We anticipate that our general and administrative expenses will increase in the near future as we explore our strategic alternatives. These increases will likely include legal fees and fees to outside consultants, among other expenses.

Other Income (Expense)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$1,023	$3,532	$(2,509)
Operating expenses:
Research and development	4,896	6,779	(1,883)
General and administrative	4,825	6,052	(1,227)
Impairment loss	3,901	—	3,901
Total operating expenses	13,622	12,831	791
Loss from operations	(12,599)	(9,299)	(3,300)
Other income (expense):
Interest expense	(210)	(488)	278
Interest income and other income (expense), net	(372)	(29)	(343)
(Loss) gain on debt extinguishment	(200)	1,134	(1,334)
Total other expense, net	(782)	617	(1,399)
Net loss	$(13,381)	$(8,682)	$(4,699)

Collaboration Revenue

Collaboration revenue recognized during the three months ended March 31, 2022 of $1.0 million was related to our Collaboration Agreement with Merck. The milestone payment of $5.0 million received in February 2022 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$1,734	$1,721	13
YTX-9184	75	503	(428)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	323	1,070	(747)
Personnel related (including equity-based compensation)	1,661	2,028	(367)
Facility related and other	1,103	1,457	(354)
Total research and development expenses	$4,896	$6,779	$(1,883)

Research and development expenses were $4.9 million for the three months ended March 31, 2022, a decrease of $1.9 million from $6.8 million for the three months ended March 31, 2021. Direct expenses of our YTX-7739 program were essentially the same in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Overall costs of the YTX-7739 clinical programs were similar to the single ascending dose study that was completed in early 2021 compared to the multiple ascending dose clinical study during the first quarter of 2022. Direct expenses of our YTX-9184 program decreased by $0.4 million from $0.5 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022. The change was primarily due to the decision in late 2021 not to pursue near-term clinical studies of YTX-9184. Platform and other early-stage research external costs decreased by less than $0.7 million from $1.1 million in the three months ended March 31, 2021 to $0.3 million in the three months ended March 31, 2022. This change was primarily due to decreased laboratory activities in the three months ended March 31, 2022 after we announced a restructuring that eliminated approximately 60% of our workforce. That restructuring also impacted personnel related costs which decreased by $0.4 million to $1.7 million in the three months ended March 31, 2022. Facility related and other costs decreased $0.4 million, partially due to the change in the proportion of research and development personnel that made up total personnel, resulting in a decreased allocation of facility related costs.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Personnel related (including equity-based compensation)	$2,699	$2,268	431
Professional and consultant fees	815	2,085	(1,270)
Facility related and other	1,311	1,699	(388)
Total general and administrative expenses	$4,825	$6,052	$(1,227)

General and administrative expenses were $4.8 million for the three months ended March 31, 2022, a decrease of $1.2 million from $6.1 million for the three months ended March 31, 2021. The increase of $0.4 million in personnel related costs was primarily due to a restructuring charge of $0.5 million. Personnel-related costs for each of the three months ended March 31, 2022 and 2021 included stock/equity-based compensation of $1.1 million and $1.0 million, respectively. Professional and consultant fees decreased by $1.3 million primarily due to higher audit expenses and legal fees in the three months ended March 31, 2021 as we transitioned to operating as a public company after the Merger. Facility and other related costs decreased by $0.4 million primarily due to one-time charges for a $0.2 million legal settlement and $0.1 million franchise tax expense in the three months ended March 31, 2021.

Other Income (Expense)

Other income (expense) decreased by $1.4 million from net other income of $0.8 million for the three months ended March 31, 2022 to net other expense of $0.6 million for the three months ended March 31, 2021, primarily due to the $1.1 million gain on extinguishment of a PPP loan recorded in the period ended March 31, 2021 compared with a loss on extinguishment of our long-term debt during the period ended March 31, 2022.

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

As of the issuance date of the condensed consolidated financial statements for the quarter ended March 31, 2022, we expect that our existing cash, cash equivalents and marketable securities will not enable us to fund our operating expenses and capital expenditure requirements for a period of twelve months from the issuance of the condensed consolidated financial statements. We expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the three months ended March 31, 2022. These conditions give rise to substantial doubt over our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(7,829)	$(22,288)
Cash used in investing activities	(53)	(6,275)
Cash used in financing activities	(11,210)	(142)
Net decrease in cash, cash equivalents, and restricted cash	$(19,092)	$(28,705)

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, operating activities used $7.8 million of cash, resulting from our net loss of $13.4 million, primarily due to net cash changes in our working capital of $4.6 million offset by the add back non-cash charges of $10.1 million, which included $4.6 million of non-cash lease expense, $3.9 million of loss on extinguishment of a lease, and $1.2 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted of a $4.7 million decrease in operating lease liabilities and a $1.0 million decrease in deferred revenue due to the recognition of revenue related to the Collaboration Agreement (see Note 4 to the financial statements). Additionally, there was a net $1.7 million decrease in accounts payable and accrued expenses and other current liabilities, primarily due to payment of $1.7 million of 2020 performance bonuses.

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

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to changes in our business and the timing of vendor invoicing and payments.

Net Cash (Used in)/Provided by Investing Activities

During the three months ended March 31, 2022, net cash used by investing activities was less than $0.1 million, related to less than $0.1 million of purchases of property and equipment.

During the three months ended March 31, 2021, net cash used in investing activities was $6.3 million, primarily related to $6.3 million of cash used the net sales and maturities of marketable securities and by $0.2 million of proceeds from the sale of assets acquired in the Merger.

Net Cash Provided by Financing Activities

Net cash used by financing activities for the three months ended March 31, 2022 was $11.2 million, consisting primarily of $12.7 million of payments of debt principal and payments of finance lease obligations of $0.1 million, offset by $0.4 million in proceeds from the ATM program.

Net cash used by financing activities for the three months ended March 31, 2021 was $0.1 million, offset by net proceeds from short-term borrowings that financed payments of our directors' and officer's insurance premiums.

Description of Indebtedness

Loan and Security Agreement

We entered into a loan and security agreement with Hercules Capital, Inc. (the “Lender”) in December 2019 (the “Term Loan”), pursuant to which we had $12.7 million in outstanding principal borrowings as of December 31, 2021. On February 25, 2022, we repaid to the Lender a payoff amount of $12.8 million and terminated the Term Loan, provided that we continue to be bound by certain indemnification obligations under Section 6.3 of the Term Loan. The payoff amount included payment of approximately $0.9 million consisting of the end of term cost outlined above, as well as an interest/non-use fee of less than $0.1 million.

In April 2020, the Term Loan was amended to permit indebtedness consisting of a loan under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provided that such loan shall be unsecured, shall not contain any terms or conditions that are adverse to the lender’s rights under the loan and that we will not prepay such loan. In June 2020, the Term Loan was amended and an end of term cost of $0.3 million became due upon repayment of the loan.

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

On April 13, 2021, the Term Loan was amended to reduce the end of term cost from $0.3 million to $0.1 million and to extend the availability of Tranche 2 from March 31, 2021 to June 30, 2021.

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

Paycheck Protection Program Loan

In April 2020, prior to entering into the Merger Agreement with Proteostasis in August 2020, we issued a Promissory Note to Silicon Valley Bank, pursuant to which we received loan proceeds of $1.1 million (the “PPP Loan”), provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The PPP Loan was unsecured, was scheduled to mature on April 24, 2022, and had a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest were to begin commencing in August 2021 until the maturity date. Interest would have accrued on the unpaid principal balance from the inception date of the loan. Forgiveness of the PPP Loan was only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. On April 3, 2021, we were notified by Silicon Valley Bank that our forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, we have recognized $1.1 million in income for debt extinguishment as of March 31, 2021.

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

After our recent restructuring, we believe that the existing cash and cash equivalents will not be sufficient to fund our operations for a period of twelve months from the issuance of the condensed consolidated financial statements included in this Quarterly Report.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2022, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the three months ended March 31, 2022. As of March 31, 2022, we have an accumulated deficit of $200.7 million and cash, cash equivalents and marketable securities of $17.5 million. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for 12 months from the issuance of the condensed consolidated financial statements.

If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of our product candidates or other research and development initiatives or initial steps to cease operations.

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

We have funded our operations to date through proceeds from collaborations and sales of preferred units and our common stock. From our inception through March 31, 2022, we have received gross proceeds of $158.9 million from such transactions. As of March 31, 2022, our cash, cash equivalents and marketable securities were $17.5 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $200.7 million as of March 31, 2022.

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

Substantially all of our operating losses have resulted from costs incurred in connection with general and administrative costs associated with our operations, and our research and development programs, including for our preclinical and clinical product candidates and our discovery engine platform. As of the issuance date of the condensed consolidated financial statements for the quarter ended March 31, 2022, we expect that our existing cash, cash equivalents and marketable securities will not fund our operating expenses and capital expenditure requirements for a period of twelve months from the issuance date of the condensed consolidated financial statements. We expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the three months ended March 31, 2022. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, referred to as the baby shelf rules. Since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 with the SEC on March 24, 2022, we have been subject to such rules. Under these regulations, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3, including the registration statement under which our Open Market Sale AgreementSM with Jefferies LLC, is operated is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates and we do not know when, or if, we will do so. We do not anticipate generating any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
considerable time and expense to respond to the partial clinical hold that has been placed on our IND for YTX-7739 by the U.S. Food and Drug Administration (the “FDA”) and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences;
•
successfully completing preclinical and clinical development of our product candidates;
•
successfully submitting investigational new drug ("IND") applications or comparable applications, for our product candidates;
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
•
retaining qualified personnel.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, absent our entering into a collaboration or partnership agreement, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

As of March 31, 2022, our cash, cash equivalents and marketable securities were $17.5 million. We will require additional funding to advance clinical trials of YTX-7739 and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in future clinical trials for YTX-7739. Developing small-molecule products is expensive, and we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Based on our public float, as of the date of the filing of this Quarterly Report on Form 10-Q, we are only permitted to utilize a “shelf” registration statement, including the registration statement under which our Open Market Sale AgreementSM with Jefferies LLC, is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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
•
delays in filing or receiving clearance of additional IND applications that may be required;
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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBs or ethics committees at the sites in which such clinical studies are being conducted, or a data and safety monitoring board (“DSMB”) overseeing the clinical study at issue may recommend the suspension of the clinical study due to a number of factors, including, among others:

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

We may in the future seek orphan drug designation or exclusivity for certain of our product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission after recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the European Union (or, if a method exists, the product would be of significant benefit to those affected by the condition). Additionally, orphan drug designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would generate sufficient return to justify the necessary investment in developing the product.

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

Changes in regulatory requirements, FDA guidance, or unanticipated events during our preclinical studies and clinical trials may force us to amend preclinical studies and clinical trial protocols or the FDA may impose additional preclinical studies and clinical trial requirements. Amendments or changes to our clinical study protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing, or successful completion of clinical trials. Similarly, amendments to our preclinical studies may adversely impact the cost, timing, or successful completion of those preclinical studies. If we experience delays completing, or if we terminate, any of our preclinical studies or clinical trials, or if we are required to conduct additional preclinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

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
•
the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act (the “ACA”) require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians ( as defined by the law), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as physician ownership and investment interests, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members and payments or other “transfers of value” to such physician owners; Such information is subsequently made publicly available in a searchable format on a CMS website, effective

January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician assistants and nurse practitioners; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop our discovery engine platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with it in the field of neurodegeneration and discovery engine platform and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our discovery engine platform technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over it due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to it. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability to compete in the highly competitive biotechnology and biopharmaceuticals industries depends upon our ability to retain highly qualified managerial, scientific, and medical personnel. In order to induce valuable employees to continue their employment with us, we have provided stock options and restricted stock that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, Richard Peters, M.D., Ph.D. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, including Dr. Peters, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. While we committed to pay one-time employee retention payments to certain employees at the time we effected our February 2022 corporate restructuring, the combination of having effected such a restructuring and our announced plans to explore strategic alternatives may make it increasingly difficult for us to retain our executive officers, other key employees and other scientific and medical advisors.

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

Furthermore, our ability to utilize NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, these NOL carryforwards generated prior to December 31, 2017 could expire unused. Notwithstanding the foregoing discussion of NOLs, we have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of such NOLs..

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The daily closing market price for our common stock has varied between a high price of $16.20 on June 14, 2021 and a low price of $0.97 on March 11, 2022 in the twelve-month period ending on May 5, 2022. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased your shares. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2022, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 37.3% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. In the past several years, global credit and financial markets have experienced volatility, instability and disruptions, including as a result of the ongoing COVID-19 pandemic. From time to time, this volatility, instability and disruption has caused, and may cause in the future, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, since early 2020, the COVID-19 pandemic has caused disruption in the financial markets both globally and in the United States. While certain negative effects of the ongoing COVID-19 pandemic have lessened as vaccines are distributed and administered and prevention and treatment methods improve, there have been and may continue to be resurgences of cases, including as a result of the emergence of variants that may be more contagious or more resistant to the vaccine and treatment options available, placing renewed and prolonged strain on both health care facilities and our workforce. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to continue to negatively impact economic activities in many countries, including the United States. The ongoing spread of the coronavirus, including variants thereof and resurgences in geographies experiencing some relief, could have a negative material impact on our business, prospects, financial condition and results of operations of the Company.

In addition, any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Geopolitical developments, such as the Russian invasion of Ukraine or deterioration in the bilateral relationship between the United States and China, may impact government spending, international trade and market stability, and cause weaker macro-economic conditions. The impact of these developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Certain political developments may also lead to uncertainty to regulations and rules that may materially affect our business.

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

10.1

License Agreement by and between Yumanity Therapeutics, Inc. and MIL 40, LLC dated as of February 28, 2022. (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No.: 001-37695) filed on March 4, 2022).

10.2

Termination by and between Yumanity Therapeutics, Inc. and MIL 40, LLC dated as of February 28, 2022 (filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No.: 001-37695) filed on March 4, 2022).

10.3+	Separation Agreement by and between Yumanity Therapeutics, Inc. and Ajay Verma, dated as of February 9, 2022

10.4+	Separation Agreement by and between Yumanity Therapeutics, Inc. and Paulash Mohsen dated as of March 14, 2022

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-32.1
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Yumanity Therapeutics, Inc.

Date: May 12, 2022	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Date: May 12, 2022	By:	/s/ Michael Wyzga
Michael Wyzga
Chief Financial Officer and Principal Financial Officer