Form 10-Q
period 2022-06-30
YUMANITY THERAPEUTICS, INC.
filed 2022-08-04
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 10,856,467 shares of common stock, $0.001 par value per share, outstanding.

Summary of the Material Risks Associated with Our Business

We are subject to various risks associated with our businesses and industries. These risks include the following:

•
if we do not successfully consummate the proposed merger (the "Merger") with Kineta, Inc. ("Kineta"), our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities;
•
failure to complete the proposed Merger may result in us paying a termination fee to Kineta and could significantly harm the market price of our common stock and negatively affect our future business and operations;
•
our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger;
•
during the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business;
•
certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement;
•
while the proposed asset sale (the "Asset Sale") with Janssen Pharmaceutica, NV ("Janssen") is pending, it creates unknown impacts on our future which could materially and adversely affect our business, financial condition and results of operations;
•
the failure to consummate the Asset Sale may materially and adversely affect our business, financial condition and results of operations;
•
our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern;
•
we have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future;
•
if the Asset Sale is not completed, we will need additional funding to advance YTX-7739 through clinical development, which funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations;
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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional

i

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the success of our efforts, and those of our advisors, in executing on our strategic alternatives while preserving our cash balance to the extent practicable, including the Merger and the Asset Sale;
•
the expected benefits of and potential value created by the Merger and the Asset Sale for our stockholders, including with respect to the amount of the proposed dividend distributed to our stockholders in connection with the proposed Asset Sale;
•
the likelihood of the satisfaction of the conditions to the completion of the Merger and the Asset Sale, including stockholder approval, and whether and when the Merger and Asset Sale will be consummated;
•
the risk of unanticipated costs, liabilities or delays relating to the Merger and the Asset Sale;
•
the possibility of any change, effect, development, matter, state of facts, series of events or circumstances that could give rise to the termination of the agreement with Kineta related to the Merger or the agreement with Janssen related to the Asset Sale, including a termination of such agreements under circumstances that could require us to pay a termination fee to Kineta or Janssen;
•
our ability to manage and correctly estimate our operating expenses and our expenses associated with the Merger and the Asset Sale;
•
our ability to continue as a going concern;
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,846	$35,102
Marketable securities	—	1,399
Accounts receivable	—	5,000
Restricted cash, current	828	—
Prepaid expenses and other current assets	1,854	1,207
Total current assets	14,528	42,708
Property and equipment, net	60	387
Operating lease right-of-use assets	831	18,543
Deposits	—	366
Restricted cash	50	928
Total assets	$15,469	$62,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,599	$1,839
Accrued expenses and other current liabilities	2,422	4,846
Current portion of long-term debt	—	5,805
Operating lease liabilities	559	5,064
Current portion of finance lease obligation	—	48
Short-term borrowings	578	—
Deferred revenue	2,381	5,061
Total current liabilities	7,539	22,663
Long-term debt, net of discount and current portion	—	7,357
Operating lease liabilities, net of current portion	—	9,415
Total liabilities	7,539	39,435
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 10,842,945 shares and 10,644,714 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	213,458	210,799
Accumulated deficit	(205,539)	(187,313)
Total stockholders’ equity	7,930	23,497
Total liabilities and stockholders’ equity	$15,469	$62,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$1,657	$2,114	$2,679	$5,646
Operating expenses:
Research and development	1,141	7,327	6,037	14,106
General and administrative	5,557	4,712	10,382	10,764
Impairment loss	—	—	3,901	—
Total operating expenses	6,698	12,039	20,320	24,870
Loss from operations	(5,041)	(9,925)	(17,641)	(19,224)
Other income (expense):
Interest expense	(7)	(463)	(217)	(951)
Interest income and other income (expense), net	203	(66)	(168)	(95)
(Loss) gain on debt extinguishment	—	—	(200)	1,134
Total other income (expense), net	196	(529)	(585)	88
Net loss	$(4,845)	$(10,454)	$(18,226)	$(19,136)
Net loss applicable to common shareholders	(4,845)	(10,454)	(18,226)	(19,136)
Net loss per share, basic and diluted	$(0.45)	$(1.03)	$(1.69)	$(1.88)
Weighted average common shares outstanding, basic and diluted	10,847,734	10,195,608	10,800,473	10,194,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,845)	$(10,454)	$(18,226)	$(19,136)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—
Comprehensive loss	$(4,845)	$(10,454)	$(18,226)	$(19,136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2021	10,644,714	$11	$210,799	$—	$(187,313)	$23,497
Stock/equity-based compensation expense	—	—	1,204	—	—	1,204
Issuance of common stock from at the market offering	216,332	—	383	—	—	383
Vesting of restricted stock units	17,624	—	—	—	—	—
Forfeiture of restricted stock awards	(31,930)	—				—
Net loss	—	—	—	—	(13,381)	(13,381)
Balances at March 31, 2022	10,846,740	$11	$212,386	$—	$(200,694)	$11,703
Stock/equity-based compensation expense	—	—	1,072	—	—	1,072
Forfeiture of restricted stock awards	(3,795)	—	—	—	—	—
Net loss	—	—	—	—	(4,845)	(4,845)
Balances at June 30, 2022	10,842,945	$11	$213,458	$—	$(205,539)	$7,930

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances at December 31, 2020	10,193,831	$10	$204,007	$—	$(147,810)	$56,207
Stock/equity-based compensation expense	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	(8,682)	(8,682)
Balances at March 31, 2021	10,193,831	$10	$205,414	$—	$(156,492)	$48,932
Issuance of common stock from at the market offering	82,132	—	1,313	—	—	1,313
Exercises of common stock options	6,083	—	57	—	—	57
Stock/equity-based compensation expense	—	—	1,259	—	—	1,259
Net loss	—	—	—	—	(10,454)	(10,454)
Balances at June 30, 2021	10,282,046	$10	$208,043	$—	$(166,946)	$41,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,226)	$(19,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums (accretion of discounts) on marketable securities	(1)	(7)
Depreciation and amortization expense	97	375
Non-cash lease expense	1,967	2,518
Stock/equity-based compensation expense	2,276	2,666
Other non-cash expense	—	55
Non-cash interest expense	36	284
Loss (gain) on debt extinguishment	200	(1,134)
Impairment of right-of-use asset	3,901	—
Loss on sale of property and equipment	20	63
Changes in operating assets and liabilities:
Accounts receivable	5,000	—
Prepaid expenses and other current assets	(668)	(164)
Deposits	366	—
Operating lease liabilities	(2,076)	(2,157)
Accounts payable	(240)	(5,573)
Accrued expenses and other current liabilities	(3,090)	(4,047)
Deferred revenue	(2,680)	(5,646)
Net cash used in operating activities	(13,118)	(31,903)
Cash flows from investing activities:
Purchases of marketable securities	—	(9,869)
Proceeds from sales and maturities of marketable securities	1,400	6,075
Purchases of property and equipment	(53)	(90)
Proceeds from sale of property and equipment	263	—
Net cash provided by (used in) investing activities	1,610	(3,884)
Cash flows from financing activities:
Proceeds from at the market offering	383	1,313
Proceeds from exercise of stock options	—	57
Proceeds from issuance of short-term borrowings	1,742	—
Payments of principal portion of long-term debt	(929)	—
Payments of final payoff of long term debt	(11,803)	—
Payments of debt issuance costs related to long-term debt	—	(103)
Payments of short-term borrowings	(1,164)	—
Payments of finance lease obligations	(27)	(108)
Net cash provided by (used in) financing activities	(11,798)	1,159
Net decrease in cash, cash equivalents and restricted cash	(23,306)	(34,628)
Cash, cash equivalents and restricted cash at beginning of period	36,030	82,885
Cash, cash equivalents and restricted cash at end of period	$12,724	$48,257
Supplemental cash flow information:
Cash paid for interest	$400	$660

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

The Company is subject to risks similar to those of other clinical stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the ongoing COVID-19 pandemic and the need to obtain adequate additional financing to fund the development of its product candidates. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any product candidates developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

Exploration of Strategic Alternatives and Restructuring

In February 2022, the Company announced that it is exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as its financial advisor to assist in this process. In February 2022, the Company also began implementation of a strategic restructuring with the objective of preserving capital. As part of the restructuring, it has eliminated approximately 60% of its workforce and has taken other actions, including reducing its office and laboratory space, to reduce expenditures (see Note 5).

After a comprehensive review of strategic alternatives, on June 5, 2022, Yumanity entered into a Merger Agreement (the "Merger Agreement") with Kineta, Inc. ("Kineta"). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger, Yacht Merger Sub, Inc., a wholly-owned subsidiary of Yumanity, will merge with and into Kineta (the "Merger"), with Kineta continuing as a wholly-owned subsidiary of Yumanity and the surviving corporation of the Merger.

On June 5, 2022, the Company also entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Janssen Pharmaceutica NV ("Janssen"). Pursuant to the Asset Purchase Agreement and subject to the satisfaction or waiver of the conditions set forth in the Asset Purchase Agreement, at the closing of the transaction contemplated by the Asset Purchase Agreement, the Company will sell to Janssen all of the Company’s rights, title and interest in YTX-7739 as well as its unpartnered preclinical and discovery-stage product candidates including intellectual property rights, biological materials, regulatory documentation, books and records, inventory, contracts, permits, actions and rights of recovery and other properties, assets and rights related thereto (the "Purchased Assets"), and Janssen will assume certain of the Company’s liabilities, for a purchase price of $26 million in cash (the "Asset Sale").

The two transactions are expected to close in the second half of 2022, subject to customary closing conditions, including approval of both transactions by the stockholders of Yumanity.

The Company expects to devote significant time and resources to the completion of the Merger and the Asset Sale. If the Merger is not completed, the Company will reconsider its strategic alternatives and may pursue one of the following courses of action, which the Company currently believes are the most likely alternatives if the Merger with Kineta is not completed:

•

Pursue another strategic transaction similar to the Merger. The Company may resume its process of evaluating other candidate companies interested in pursuing a strategic transaction and, if a candidate is identified, focus its attention on negotiating and completing such strategic transaction with such candidate.

•

Continue to operate its business. If the Asset Sale also does not close, the Company could elect to continue to operate its business and pursue licensing or partnering transactions or utilize its intellectual property to pursue the treatment of neurodegenerative diseases. To continue to operate its business, the Company would require a significant amount of time and financial resources, and the Company would be subject to all the risks and uncertainties involved in the development of product candidates. There is no assurance that the Company could raise sufficient capital to support these efforts, that its development efforts would be successful or that it could successfully obtain the regulatory approvals required to market any product candidate it pursued.

•

Dissolve and liquidate its assets. If the Company is unable, or does not believe that it is able, to find a suitable candidate for another strategic transaction, the Company may dissolve and liquidate its assets. In that event, the Company would be required to pay all of its debts and contractual obligations and to set aside certain reserves for commitments and contingent liabilities. If the Company dissolves and liquidates its assets, there can be no assurance as to the amount or timing of available cash that will remain for distribution to the Company’s stockholders after paying the Company’s debts and other obligations and setting aside funds for commitments and contingent liabilities.

The Company's future operations are highly dependent on the success of the Merger with Kineta.

Clinical and Regulatory Update

In January 2022, the Food & Drug Administration (the "FDA") placed a partial clinical hold on the Company's future multidose clinical trials of YTX-7739 in the United States. The FDA has not halted all clinical programming and is permitting the Company's proposed single dose formulation clinical trial to proceed. The Company has paused its previously planned studies of YTX-7739 while the partial clinical hold is pending.

Merger with Proteostasis Therapeutics, Inc.

On December 22, 2020, Proteostasis Therapeutics, Inc. (“Proteostasis” or “PTI”) completed its previously announced merger transaction with Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of August 22, 2020, as amended on November 6, 2020 (the “Proteostasis Merger Agreement”), by and among Pangolin Merger Sub, Inc., a wholly-owned subsidiary of Proteostasis (“Pangolin Merger Sub”), Yumanity Holdings, LLC (“Holdings”) and Yumanity, Inc., pursuant to which Pangolin Merger Sub merged with and into Yumanity, Inc., with Yumanity, Inc. surviving as a wholly owned subsidiary of Proteostasis (the “Proteostasis Merger”). Immediately following the Proteostasis Merger, Proteostasis changed its name to “Yumanity Therapeutics, Inc.”

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to common stock share and per share amounts have also been adjusted to reflect the exchange ratio as described in the Proteostasis Merger Agreement.

Going concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the original issuance date of the condensed consolidated financial statements.

Since its inception, the Company has funded its operations primarily with equity and debt including proceeds from the Proteostasis Merger. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $4.8 million and $18.2 million for the three and six months ended June 30, 2022. In addition, as of June 30, 2022, the Company had an accumulated deficit of $205.5 million. The Company expects to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the six months ended June 30, 2022.

As further discussed above in “Exploration of Strategic Alternatives and Restructuring,” on June 5, 2022, the Company entered into the Merger Agreement with Kineta and the Asset Purchase Agreement with Janssen. There is no assurance that the Company will be successful in executing either or both transactions or obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain additional funding, consummate the aforementioned transactions or execute other strategic alternatives, the Company will be forced to further delay, reduce or eliminate its research and development programs or initiate steps to cease operations.

As of the issuance date of the condensed consolidated financial statements for the six months ended June 30, 2022, the Company expects that, absent either strategic transaction, its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements early into the first quarter of 2023, which is less than twelve months from the issuance date of these condensed consolidated financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Impact of the COVID-19 pandemic

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The COVID-19 pandemic is ongoing and may affect the Company’s ability to initiate and complete preclinical studies, delay its future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

Clinical trial sites in many countries, including those in which the Company operates, have incurred delays due to COVID-19. Certain of the sites in the YTX-7739 Phase 1b clinical trial incurred delays due to COVID-19 that resulted in a delay in the results from that study. There continues to be a risk of additional delays to the Company’s clinical programs if and when they are re-commenced.

To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

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

The Company will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. The Company sold 216,332 shares of common stock under the New Sales Agreement during the six months ended June 30, 2022 for aggregate net proceeds to the Company of approximately $0.4 million, after deducting sales commissions. As of June 30, 2022, $59.6 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as the Company will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any twelve-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75 million.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements, as of June 30, 2022 and for the three and six months ended June 30, 2022, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2022 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

The Accumulated Deficit balance as of March 31, 2021 as presented in the Condensed Consolidated Statement of Stockholders' Equity included in the prior financial statements as of and for the period ended March 31, 2022 was incorrectly stated due to a typographical error and has been corrected in the Condensed Consolidated Statement of Stockholders' Equity for the current period. The correct accumulated deficit number used in the Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2021 is $(156,492) instead of $(8,682). This error did not impact the unaudited condensed consolidated balance sheets, statements of cash flow, or notes to the financial statements as of, and for the three months ended March 31, 2021. The materiality of the error was assessed in accordance with the SEC’s Staff Accounting Bulletin 99 and the Company concluded that the previously issued condensed consolidated financial statements were not materially misstated. In accordance with the SEC’s Staff Accounting Bulletin 108, this immaterial error has been corrected and the revision will be presented prospectively here and in future filings.

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2021 and the notes thereto, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 24, 2022. There were no changes to significant accounting policies during the three and six months ended June 30, 2022.

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

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for Company credit cards and as part of the terms of its office and laboratory space lease. These amounts are classified as restricted cash in the Company’s condensed consolidated balance sheet. In December 2020, in connection with the Proteostasis Merger, the Company acquired Proteostasis’ restricted cash pledged as collateral for its office and laboratory space lease and amended its loan and security agreement to establish an escrow account in the amount of its Paycheck Protection Program loan. After forgiveness of the PPP Loan, in April 2021 the escrowed cash was released and reclassified into cash and cash equivalents. The cash pledged as collateral is classified as restricted cash in the Company’s condensed consolidated balance sheet as of June 30, 2022. Regarding the cash pledged as collateral related to the lease, because the restriction on that pledged cash is expected to lapse soon after July 31, 2022, due to the modification of the related lease (see Note 10), that amount has been presented as a current asset in the condensed consolidated balance sheet at June 30, 2022. As of June 30, 2022 and 2021, the cash and restricted cash of $12.7 million and $48.3 million, respectively, has been presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $11.8 million and $47.4 million, respectively, and restricted cash of $0.9 million and $0.9 million, respectively.

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

3. Fair Value Measurements and Marketable Securities

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,506	$—	$—	$11,506
Marketable securities:
Commercial paper	—	—	—	—
	$11,506	$—	$—	$11,506

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,136	$—	$—	$34,136
Marketable securities:
Commercial paper	—	1,399	—	1,399
	$34,136	$1,399	$—	$35,535

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The Company’s marketable securities matured during the three months ended June 30, 2022.

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

The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and was recognized as revenue as the performance obligation was satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. For the three and six months ended June 30, 2022, the Company recorded less than $0.1 million of collaboration revenue related to the Collaboration Agreement associated with providing the Initial Phase research and development services.

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

In November 2021, the Company delivered one of two data packages associated with the Initial Phase of the research and development services. On December 17, 2021, Merck notified the Company that Merck has accepted the first data package for one program from their research collaboration with the Company relating to ALS and FTLD, and that Merck has elected to continue the research collaboration. Achievement of this milestone triggered a $5.0 million milestone payment due from Merck. Upon Merck electing to advance the research program into the second phase (the "Second Phase"), the Company assessed whether the promised goods and services for the Second Phase are distinct. Based on the facts and circumstances, including but not limited to key differences between the Initial Phase research plan and the Second Phase research plans, including experiments performed and personnel utilized, the Company determined that the Second Phase represents a separate contract with its own performance obligation. The Second Phase performance obligation is being satisfied over the Second Phase research term as the Company performs the research and development activities through the second substantive option period and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the option payment of $5.0 million was recorded to deferred revenue at December 31, 2021 and during the six months ended June 30, 2022 the Company recognized $2.6 million of collaboration revenue related to the Collaboration Agreement as the Second Phase performance obligation is satisfied. The Company recognizes the Second Phase revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Deferred revenue totals $2.4 million at June 30, 2022 related to the Collaboration Agreement, and it is expected to be recognized in the next twelve months.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$350	$1,763
Accrued external research and development expenses	962	1,633
Accrued professional fees	740	901
Other	370	549
	$2,422	$4,846

In January 2022, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Company recorded a charge of $0.4 million and $1.4 million during the three and six months ended June 30, 2022, respectively, as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, and certain retention payments, which are expected to result in cash expenditures and will be paid out by December 31, 2022.

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet:

(In thousands)	2022
Beginning balance at December 31, 2021	$—
Restructuring costs, personnel related	985
Cash paid for restructuring costs	(330)
Ending balance at March 31, 2022	655
Restructuring costs, personnel related	412
Cash paid for restructuring costs	(765)
Forfeitures	(31)
Ending balance at June 30, 2022	$271

6. Short-term borrowings

As of June 30, 2022, the Company had short-term borrowings of $0.6 million consisting of a Commercial Insurance Premium Finance and Security Agreement (the “Finance and Security Agreement”) entered into in January 2022. The Finance and Security Agreement has a nine-month repayment period with an annual interest rate of 2.93% and a maturity of September 22, 2022. Collateral under the Finance and Security Agreement includes the right, title, and interest in the underlying business insurance policies.

7. Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Principal amount of long-term debt	$—	$12,733
Less: Current portion of long-term debt	—	(5,805)
Long-term debt, net of current portion	—	6,928
Debt discount, net of accretion	—	(217)
Accrued end-of-term payment	—	646
Long-term debt, net of discount and current portion	$—	$7,357

The Company entered into a loan and security agreement with Hercules Capital, Inc. (the “Lender”) in December 2019 (the “Term Loan”), pursuant to which it had $12.7 million in outstanding principal borrowings as of December 31, 2021. On February 25, 2022, the Company repaid to the Lender a payoff amount of $12.8 million and terminated the Term Loan, provided that the Company continues to be bound by certain indemnification obligations under Section 6.3 of the Term Loan. The payoff amount resulted in an extinguishment loss of $0.2 million and included payment of approximately $0.9 million consisting of end of term costs of 5.25% of the $15.0 million amount drawn under the Term Loan and $0.1 million as outlined below, as well as an interest/non-use fee of less than $0.1 million.

In April 2020, the Term Loan was amended to permit indebtedness consisting of a loan under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided that such loan shall be unsecured, shall not contain any terms or conditions that are adverse to the Lender’s rights under the loan and that the Company will not prepay such loan. In June 2020, the Term Loan was amended and an additional end of term cost of $0.3 million became due upon repayment of the loan. Also in April 2020, prior to entering into the Proteostasis Merger Agreement with PTI in August 2020, the Company issued a Promissory Note to Silicon Valley Bank, pursuant to which it received loan proceeds of $1.1 million (the “Loan”) provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. On April 3, 2021, the Company was notified by Silicon Valley Bank that the Loan forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, the Company has recognized $1.1 million in income for debt extinguishment.

On December 22, 2020, the Company entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Proteostasis Merger under the Term Loan between Yumanity, Inc. as borrower and the Lender. Immediately prior to the Proteostasis Merger, Yumanity, Inc. entered into a Fourth Amendment and Consent to Loan and Security Agreement dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provides for the Company’s guaranty of Yumanity Inc.’s obligations under the Loan Agreement and provides the Lender a security interest in all of Company’s assets other than intellectual property as collateral. The Loan Amendment provides for the Lender’s consent to the Proteostasis Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with Yumanity’s outstanding Paycheck Protection Program loan amounts for which Yumanity has submitted a forgiveness application. The Loan Amendment also amends the definition of “Change in Control” to include the situations in which the Company no longer controls Yumanity, Inc. The remaining terms and conditions of the Loan Agreement generally continue in the form existing prior to the Loan Amendment.

On March 29, 2021, the Term Loan was amended again to allow for the creation of a new foreign subsidiary, as well as changing certain covenants related to the financial operations of said subsidiary. The subsidiary was formed on April 23, 2021.

On April 13, 2021, the Term Loan was amended to reduce the end of term cost of $0.3 million to $0.1 million upon repayment of the loan.

8. Stock/Equity-Based Compensation

Restricted Stock Units (RSUs)

On January 14, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSUs based on the February 1, 2021 closing share price of the Company’s common stock with a fair value of $2.2 million. The requisite service period for the awards ranges from one to four years (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. During the six months ended June 30, 2022, there were no RSUs granted and 48,172 were outstanding, and the Company recognized $0.1 million of stock-based compensation expense during the three and six months ended June 30, 2022.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022:

	RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	86,225	$17.89
Issued	-	$—
Vested	(17,624)	$17.89
Forfeited	(20,429)	$17.89
Unvested balance at June 30, 2022	48,172	$17.89

Restricted Stock Awards (RSAs)

On November 22, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSAs based on the December 1, 2021 closing share price of the Company’s common stock with a fair value of $1.2 million. The requisite service period for the awards is one year (the vesting period). The Company recognized employee stock-based compensation expense for the RSA grant on a straight-line basis over the vesting period of the awards. During the six months ended June 30, 2022, there were no RSAs granted and 80,160 outstanding, and the Company recognized $0.3 and $0.7 million stock-based compensation expense during the three and six months ended June 30, 2022.

The following table summarizes the Company's RSA activity for the three and six months ended June 30, 2022:

	RSAs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	305,663	$3.83
Issued	-	$—
Vested	(189,778)	$3.83
Forfeited	(35,725)	$3.83
Unvested balance at June 30, 2022	80,160	$3.83

Summary of plans

Upon completion of the Proteostasis Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

2016 Stock Option and Incentive Plan

On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2022, an additional 319,341 shares were reserved for issuance under the 2016 Plan in accordance with the provisions of the 2016 Plan described above. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four years and expire after ten years. As of June 30, 2022 the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 760,498, of which 457,504 shares are available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, PTI’s stockholders approved the 2016 ESPP, which became effective in connection with the completion of the PTI’s initial public offering. A total of 6,938 shares of common stock were initially reserved for issuance under the 2016 ESPP. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase each January 1, beginning January 1, 2017, by the lesser of (i) 6,938 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31, or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of June 30, 2022, the total number of shares reserved under the 2016 ESPP was 48,564 shares. The number of shares reserved for issuance under the 2016 ESPP was increased by 6,938 shares effective as of January 1, 2022 in accordance with the provisions of the 2016 ESPP described above.

Yumanity Therapeutics, Inc. Amended and Restated 2018 Stock Option and Grant Plan

On December 4, 2018, the Company’s board of directors adopted the 2018 Unit Option and Grant Plan (the “2018 Plan”), which was approved by the Company’s members on December 5, 2018. The 2018 Plan provided for the Company to grant unit options, restricted unit awards and unrestricted unit awards to employees, directors and consultants of the Company. As part of the Yumanity Reorganization (as defined below) and the Proteostasis Merger, the 2018 Plan was amended and restated as the “Yumanity Therapeutics, Inc. Amended and Restated 2018 Stock Option and Grant Plan”. Each stock option outstanding under the 2018 Plan at the effective time of the Proteostasis Merger was automatically converted into a stock option exercisable for the same number of shares of Yumanity common stock, and then assumed by the Company, based on the exchange ratio described in the Proteostasis Merger Agreement and the exercise price per share of such outstanding stock option, as adjusted for the exchange ratio. The 2018 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.

Options granted under the 2018 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of common shares that may be issued under the 2018 Plan is 1,527,210 as of June 30, 2022. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and shares that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to shares available under the 2018 Plan. As of June 30, 2022, 219,859 shares remain available for issuance under the 2018 Plan.

Under each plan, the exercise price per option granted is not less than the fair market value of common stock as of the date of grant.

2021 Inducement Plan

On June 2, 2021, the Board of Directors approved the adoption of the Company’s 2021 Inducement Plan (the “2021 Plan”),

which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Rule 416 under the Securities Act of 1933. During six months ended June 30, 2022, the Company issued 17,000 options from the 2021 Plan to purchase common stock. As of June 30, 2022, the total number of shares of the Company’s common stock that may be issued under the 2021 Plan is 400,000 shares of which 246,600 shares are available for future issuance under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan.

On April 13, 2021, Board of Directors approved the issuance of stock options to purchase 104,000 shares of its common stock. The stock options were issued outside of the Company’s 2021 Plan as an inducement material to the individual’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2022, all 104,000 stock options have been forfeited.

Option valuation

The fair value of option grants is estimated using the Black-Scholes option-pricing model. Prior to the Proteostasis Merger, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock/unit volatility based on the historical volatility of a publicly traded set of peer companies. The expected term of the Company’s options has been determined utilizing a midpoint convention estimate. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that the Company has never paid cash dividends.

Option activity

The following table summarizes the Company’s option activity during six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	1,779,174	$18.99	7.67	—
Granted	17,000	$2.89		—
Exercised	—	—		—
Forfeited	(573,490)	$31.47		—
Outstanding as of June 30, 2022	1,222,684	$11.99	7.82	—
Vested and expected to vest as of June 30, 2022	1,222,684	$11.99	7.82	—

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

Stock/equity-based compensation

The Company recorded stock/equity-based compensation expense related to common stock options and restricted stock units and restricted stock awards in the following expense categories in its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$89	$355	$190	$746
General and administrative expenses	983	904	2,086	1,920
	$1,072	$1,259	$2,276	$2,666

As of June 30, 2022, total unrecognized compensation cost related to unvested options and restricted common stock was $6.4 million, which is expected to be recognized over a weighted average period of 1.75 years.

9. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(4,845)	$(10,454)	$(18,226)	$(19,136)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,847,734	10,195,608	10,800,473	10,194,474
Net loss per share, basic and diluted	$(0.45)	$(1.03)	$(1.69)	$(1.88)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2022	2021
Options to purchase common stock	1,222,684	1,756,947
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986
Unvested RSUs	48,172	112,544
	1,370,842	1,969,477

10. Leases

In February 2020, the Company entered into a license agreement with a third party for the use of office and laboratory space in Boston, Massachusetts, commencing in May 2020 (the “Premises”). The Company determined that this license agreement qualified as a lease under ASC 842, Leases (“ASC 842”). The initial term of the license agreement is three years with the option to extend for a total of three one-year periods at fair-market rent at the time of each extension. In addition to use of office and laboratory space, the license fee includes various laboratory, office, and operational support services to be provided by the licensor. The initial monthly license fee escalates 3% annually and totals approximately $12.0 million for the three-year term. Additionally, the licensee agreement for the Premises required the Company to pay for a non-exclusive, irrevocable license to use forty-two unreserved parking spaces adjacent to the Premises at the prevailing monthly parking rate. On May 1, 2020, the lease commencement date was met and the Company recorded an operating lease asset of $10.6 million and a corresponding lease liability of $10.2 million.

On December 22, 2020, as part of the Proteostasis Merger, the Company acquired a lease for approximately 30,000 square feet of office and laboratory space (the “Merger Premises”) in Boston, Massachusetts. The lease commenced in January 2018 with rent payments commencing in April 2018. The initial term of the lease was ten years with the option to extend for an additional seven years at fair-market rent at the time of the extension. In addition to use of office and laboratory space, the Company is responsible for paying its allocable portion of building and laboratory operating expenses separately from rent, based on actual costs incurred. Remaining fixed lease payments at the time of the Proteostasis Merger were approximately $14.2 million. On December 22, 2020, the Company recorded an operating lease asset and corresponding lease liability of $10.2 million associated with this lease. The operating lease asset was increased by the value attributable to the below-market lease of $3.1 million and an allocated portion of the excess purchase price for the Proteostasis Merger of $1.9 million.

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

The Sublease provides for an initial annual base rent of $1,939,340, which increases annually up to a maximum annual base rent of $1,997,520. The Subtenant also is responsible for paying to the Company operating costs, annual tax costs and all utility costs attributable to the Premises during the term of the Sublease. Expense arising from the Merger Premises of $0.5 million and $1.0 million for the three and six months ended June 30, 2022 and lease income from the Sublease of $0.5 million and $1.0 million for the three and six months ended June 30, 2022 are classified in operating expense on a net basis.

On February 28, 2022, the Company entered into two agreements that effectively amended the Premises license agreement for laboratory space in Boston, Massachusetts. The first agreement terminated the existing license, due to expire in May of 2023, effective March 31, 2022. The second agreement, effective April 1, 2022, created a new license for approximately 20 percent of the space covered by the original license with an expiration date of December 31, 2022. The Company agreed to surrender to Licensor the full amount of both the security deposit and the last month’s license fee held by licensor pursuant to the agreement, totaling approximately $0.8 million, in consideration of the agreement to terminate the original license. The related lease liability was reduced by $3.2 million with a corresponding reduction of the ROU asset as a result of this modification. The new license agreement decreases the monthly license fee amount from $0.4 million to $0.1 million.

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

On May 16, 2022, the Company entered into an agreement that accelerated the termination date of the Merger Premises lease agreement to July 31, 2022, which results in no payment obligations after that date. No other terms of the lease agreement were changed, and no additional costs were incurred related to the change. As a result of the modification, the related lease liability was reduced by $8.6 million with a corresponding reduction of the ROU asset as a result of this modification. The remaining lease liability relating solely to the Merger Premises of $0.2 million at June 30, 2022 has been classified as a current liability.

The Company also leased property and equipment under agreements that are accounted for as finance leases. As of March 31, 2022 the Company entered into an agreement for an early termination of the finance leases, which primarily consisted of laboratory equipment. The remaining finance lease liabilities settled was less than $0.1 million.

The components of lease cost were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating lease cost	$2,496	$3,053
Short-term lease cost	—	—
Variable lease cost	357	272
Finance lease cost:
Amortization of lease assets	8	77
Interest on lease liabilities	1	5
Total finance lease cost	$9	$82

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,177	$2,970
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$1	$5
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$27	$108
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Finance lease liabilities arising from obtaining right- of-use assets	$—	$—
Reduction in operating lease liabilities as a result of lease modifications	$11,844	$—
Reduction in operating right-of-use assets as a result of lease modifications	$11,852	$—

The weighted-average remaining lease term and discount rate were as follows:

	As of June 30,
	2022	2021
Weighted-average remaining lease term (in years) used for:
Operating leases	0.39	4.75
Finance leases	—	1.11
Weighted-average discount rate used for:
Operating leases	5.85%	9.08%
Finance leases	—	5.88%

Because the interest rates implicit in the license agreement and lease agreement assumed from PTI were not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of each. The present value of the Company’s finance leases was calculated using the rate implicit in the lease. There were no finance leases as of June 30, 2022.

As of June 30, 2022, future annual lease payments under the Company’s real estate operating leases and equipment finance leases were as follows (in thousands):

Year	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
2022	$566	$(166)	$400
2023	—	—	$-
2024	—	—	$-
2025	—	—	$-
2026	—	—	$-
Thereafter	—	—	$-
Total future lease payments	566	(166)	400
Less: Imputed interest	(7)	—	(7)
Total lease liabilities	$559	$(166)	$393

The following table presents lease assets and liabilities and their classification on the condensed consolidated balance sheet (in thousands):

Leases	Condensed Consolidated Balance Sheet Classification	Amount
Assets:
Operating lease assets	Operating lease right-of- use assets	$831
Total leased assets		$831
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$559
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	—
Total lease liabilities		$559

11. Commitments and Contingencies

License agreement

The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain know-how related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the six months ended June 30, 2022 and the year ended December 31, 2021. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.

Contingent Value Rights Agreement

In connection with the Proteostasis Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitled each holder of Company Common Stock as of immediately prior to the effective time of the Proteostasis Merger to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the CF Assets ( the “CF Assets”) to any one of three specified counterparties completed during the nine-month period after the effective time of the Proteostasis Merger (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Proteostasis Merger Agreement). The CVR agreement became effective at the closing of the Proteostasis Merger. Due to the fact that no CF Asset sale was completed by the nine-month anniversary of the effective time of the Proteostasis Merger, the CVRs expired. No liability has been recorded at June 30, 2022 or previous periods associated with the CVRs.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative, disease-modifying therapies for neurodegenerative diseases. Neurodegenerative diseases cause a progressive loss of structure and function in the brain, leaving patients with devastating damage to their nervous system and widespread functional impairment. Although treatments may help relieve some of the physical or mental symptoms associated with neurodegenerative diseases, few of the currently available therapies slow or stop the continued loss of neurons, resulting in a critical unmet need. We are specifically focused on developing novel therapies to treat devastating conditions, either with large or orphan disease markets, including Parkinson’s disease, dementia with Lewy bodies, multiple system atrophy, amyotrophic lateral sclerosis, or ALS (also known as Lou Gehrig’s disease), and frontotemporal lobar degeneration, or FTLD.

Exploration of Strategic Alternatives and Restructuring

In February 2022, we announced that we are exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as our financial advisor to assist in this process. In February 2022, we also began implementation of a strategic restructuring with the objective of preserving capital. In the first quarter of 2022, our board of directors approved a restructuring plan following a review of our operations, cost structure and growth opportunities. The restructuring included a reduction in headcount of approximately 60% across the Company. We recorded a charge of $1.4 million in the six months ended June 30, 2022 as a result of the restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out by the end of 2022.

After a comprehensive review of strategic alternatives, on June 5, 2022, we entered into the Merger Agreement with Kineta, Inc. ("Kineta"). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger, Yacht Merger Sub, Inc., a wholly-owned subsidiary of ours, will merge with and into Kineta (the "Merger"), with Kineta continuing as a wholly-owned subsidiary of ours and the surviving corporation of the Merger.

On June 5, 2022, we also entered into an Asset Purchase Agreement with Janssen Pharmaceutica NV ("Janssen"). Pursuant to the Asset Purchase Agreement and subject to the satisfaction or waiver of the conditions set forth in the Asset Purchase Agreement, at the closing of the transactions contemplated by the Asset Purchase Agreement, we will sell to Janssen all of our rights, title and interest in YTX-7739 as well as our unpartnered preclinical and discovery-stage product candidates including intellectual property rights, biological materials, regulatory documentation, books and records, inventory, contracts, permits, actions and rights of recovery and other properties, assets and rights related thereto (the "Purchased Assets"), and Janssen will assume certain of our liabilities, for a purchase price of $26 million in cash (the "Asset Sale").

Our future operations are highly dependent on the success of the Merger with Kineta.

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

In January 2022, the FDA placed a partial clinical hold on future multidose clinical trials of YTX-7739 in the United States until the FDA’s concerns have been addressed. The FDA has not halted all clinical programming and is permitting a proposed single dose formulation clinical trial to proceed. We have paused our previously planned studies of YTX-7739 while the partial clinical hold is in effect.

On November 10, 2021, we announced the top-line results of a European Phase 1b clinical trial of YTX-7739 in patients with mild-to-moderate Parkinson’s disease. The Phase 1b clinical trial was a randomized, placebo-controlled, double-blind multi dose study to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of YTX-7739. Data were reported from 20 patients with mild-to-moderate Parkinson’s disease. Patients received once-daily oral doses of YTX-7739 (20 mg or placebo) for 28 days. YTX-7739 was shown to inhibit its primary target, SCD, an enzyme whose inhibition has been closely linked to neuronal survival and improved motor function in a Parkinson’s disease model.

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

YTX-7739 was generally well tolerated with all treatment emergent adverse events being mild to moderate in severity. There were no serious adverse events. Moderate adverse events (AEs) in the active treatment group consisted of two patients with increased Parkinson’s symptoms, two patients with lower back pain, one patient with headache, one patient with myalgia, one patient with insomnia, one patient with ligament strain, and one patient with vaccination complication. One patient on placebo had moderate worsening of tremors and Parkinsonism, which led to discontinuation. AEs occurring at a higher percentage in two or more patients administered YTX-7739 compared to placebo were procedural pain, myalgia, dry eye, hyperbilirubinemia, hypesthesia, lower back pain, and constipation. AEs occurring at a higher percentage with placebo included orthostatic hypotension, headache, tremor, fatigue and dizziness.

As expected, after only 28 days of dosing, there were no statistically significant differences in clinical assessments (Unified Parkinson's Disease Rating Scale Part III (UPDRS III), Montreal Cognitive Assessment (MoCA)) or most exploratory biomarkers. Quantitative electroencephalogram (qEEG) assessments of the effect of YTX-7739 on brain activity were completed in a subset of eight patients and demonstrated a statistically significant change compared to baseline, suggestive of a potential improvement in synaptic function.

Research and Discovery

At the center of our scientific foundation is our drug discovery engine, which is based on technology licensed from the Whitehead Institute, an affiliate of the Massachusetts Institute of Technology. This core technology, combined with investments and advancements by us, was designed to enable rapid screening to identify drugs with the potential to modify disease by overcoming toxicity in disease-causing gene networks. Toxicity in many neurodegenerative diseases results from an aberrant accumulation of misfolded proteins in the brain. We leverage our proprietary discovery engine to identify and screen novel drug targets and drug molecules for their ability to protect nerve cells from toxicity arising from misfolded proteins. To date, we have identified over 20 targets, most of which have not previously been linked to neurodegenerative diseases.

Financial Update

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $18.2 million and $19.1 million, respectively, for the six months ended June 30, 2022 and 2021. As of June 30, 2022, we had an accumulated deficit of $205.5 million. We expect to continue to incur significant expenses and increasing operating losses.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, manufacturing and distribution activities. We also expect to incur additional costs associated with operating as a public company. We expect to continue to incur significant operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the six months ended June 30, 2022.

As a result, we would need substantial additional funding to support our continuing operations. In February 2022, we announced that we are exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as our financial advisor to assist in this process. On June 5, 2022, we entered into the Merger Agreement with Kineta and the Asset Purchase Agreement with Janssen. If the proposed Merger or Asset Sale do not close, we may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we will be forced to significantly delay, reduce or eliminate development and commercialization of one or more of our product candidates or delay or abandon our pursuit of potential in-licenses or acquisitions or initiate steps to cease operations.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $11.8 million. As of the issuance date of the condensed consolidated financials for the periods ended June 30, 2022, we expect that, absent completing either strategic transaction, our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses early into the first quarter of 2023 and therefore substantial doubt exists about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations or execute other strategic alternatives.

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that affect our ability to initiate and complete preclinical studies and clinical trials or to procure items that are essential for our research and development activities. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. Clinical trial sites in many countries, including those in which we operate, have incurred delays due to COVID-19. The YTX-7739 Phase 1b clinical trial site incurred delays due to COVID-19, resulting in a delay in the expected timing of early results from that study. There continues to be a risk of additional delays to our clinical programs.

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

Merger with Proteostasis

On August 22, 2020, Proteostasis Therapeutics, Inc., a Delaware corporation (“Proteostasis”), Pangolin Merger Sub, Inc. (“Pangolin Merger Sub”), Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.), and Yumanity Holdings, LLC (“Holdings”), entered into the Proteostasis Merger Agreement, as amended on November 6, 2020, pursuant to which Pangolin Merger Sub merged with and into Yumanity, Inc. (the "Proteostasis Merger"). Immediately prior to the closing of the transaction, Holdings merged with and into Yumanity, Inc. with Yumanity, Inc. surviving the Proteostasis Merger (the “Yumanity Reorganization”) and, upon the closing of the Proteostasis Merger, Yumanity, Inc. became a wholly owned subsidiary of Proteostasis. The Proteostasis Merger was completed on December 22, 2020 pursuant to the terms of the Proteostasis Merger Agreement. In connection with the completion of the Proteostasis Merger, Proteostasis changed its name to Yumanity Therapeutics, Inc., and the trading symbol changed from “PTI” to “YMTX.” We refer to the historical operations of Holdings and Yumanity, Inc. as Yumanity and following the Proteostasis Merger, the business conducted by Yumanity became our primary business.

Pursuant to the terms of the Proteostasis Merger Agreement, upon closing of the Proteostasis Merger, all of Yumanity, Inc.’s outstanding common stock was exchanged for common stock of Proteostasis and all outstanding options and warrants to purchase common stock of Yumanity, Inc. were exchanged for options and warrants to purchase common stock of Proteostasis.

The transaction was accounted for as a reverse merger and as an asset acquisition in accordance with Generally Accepted Accounting Principles in the United States, or GAAP. Under this method of accounting, Yumanity was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Proteostasis Merger: (i) Yumanity’s equity holders owned a substantial majority of the voting rights in the combined organization, (ii) Yumanity designated a majority of the members (seven of nine) of the initial board of directors of the combined organization and (iii) Yumanity’s senior management held all key positions in the senior management of the combined organization. Accordingly, for accounting purposes, the transaction was treated as the equivalent of Yumanity issuing stock to acquire the net assets of Proteostasis. As a result, as of the closing date of the Proteostasis Merger, the net assets of Proteostasis were recorded at their acquisition-date fair values in the financial statements of the Company and the reported operating results prior to the Proteostasis Merger are those of Yumanity.

At-the-Market Offering Program

In April 2021, we entered into a sales agreement (the "Prior Sales Agreement") with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which we could have issued and sold, from time-to-time at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million. In December 2021, we terminated the Prior Sales Agreement and entered into a new sales agreement with Jefferies with respect to an ATM offering under which we may issue and sell, from time-to-time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $60.0 million (the “New Sales Agreement”). Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time-to-time, based upon instruction from us.

We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. We sold 216,332 shares of common stock under the New Sales Agreement during the six months ended June 30, 2022 for gross proceeds of $0.4 million and for aggregate net proceeds to us of approximately $0.4 million, after deducting sales commissions. As of June 30, 2022, $59.6 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as we will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the company. Therefore, we will be limited in the amount of proceeds it is able to raise by selling shares of our common stock using its Form S-3 until such time as our public float exceeds $75 million.

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

In June 2020, we entered into a research collaboration and license agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), focused on accelerating the development of new treatments for neurodegenerative diseases. Under the terms of the Collaboration Agreement, Merck will gain exclusive rights to two novel pipeline programs for the treatment of ALS and FTLD. We and Merck will collaborate to advance the two preclinical programs during the research term, after which Merck has the right to continue clinical development and commercialization. Under the Collaboration Agreement, we received an upfront payment totaling $15.0 million and are eligible to receive future milestone payments of up to $530.0 million associated with the successful research, development and sales of marketed products for pipeline programs, of which $5.0 million was paid to us in February 2022 as discussed below, as well as royalties on net sales. We will perform certain research and development activities over the research term pursuant to the Collaboration Agreement and will participate on a Joint Steering Committee to oversee research and development activities.

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

We will record revenue over the research term as we satisfy our performance obligations under the Collaboration Agreement. Accordingly, the $15.0 million upfront payment has been recognized and the $5.0 million milestone payment is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. We recorded $2.7 million and $5.6 million of collaboration revenue during the six months ended June 30, 2022 and 2021, respectively, and deferred revenue totals $2.4 million at June 30, 2022 related to the Collaboration Agreement.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. As a result, we expect research and development costs to continue to decrease for the foreseeable future since we have paused the development of YTX-7739 and any other product candidates we may develop in the future. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.

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

We anticipate that our general and administrative expenses will increase in the near future in connection with the proposed Merger with Kineta and proposed Asset Sale with Janssen. These increases will likely include legal fees and fees to outside consultants, among other expenses.

Other Income (Expense)

Interest Expense

Interest expense consists of interest charged on outstanding borrowings associated with our loan and security agreements, as well as amortization of debt issuance costs and accretion of a final payment payable upon the maturity or the repayment in full of all obligations under such loans. Interest expense also consists of interest related to finance leases and short-term borrowings.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our invested cash balances. Other income (expense), net includes a gain on the extinguishment of debt upon forgiveness of the PPP loan (see Paycheck Protection Loan section of the Description of Indebtedness below).

Income Taxes

Prior to the Yumanity Reorganization, Holdings was treated as a partnership for federal income tax purposes and, therefore, its owners, and not Holdings, were subject to U.S. federal or state income taxation. Holdings’ directly held subsidiary was treated as a corporation for U.S. federal income tax purposes and subject to taxation in the United States. After the Yumanity Reorganization, the Company and its subsidiary are both taxpaying entities. In each reporting period, our tax provision included the effects of consolidating our subsidiary’s results of operations. Since our inception, we have not recorded any income tax benefits for the net losses we incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Utilization of U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 ("Section 382"), and corresponding provisions of state law, due to ownership changes that be occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$1,657	$2,114	$(457)
Operating expenses:
Research and development	1,141	7,327	(6,186)
General and administrative	5,557	4,712	845
Impairment loss	—	—	—
Total operating expenses	6,698	12,039	(5,341)
Loss from operations	(5,041)	(9,925)	4,884
Other income (expense):
Interest expense	(7)	(463)	456
Interest income and other income (expense), net	203	(66)	269
Total other income (expense), net	196	(529)	725
Net loss	$(4,845)	$(10,454)	$5,609

Collaboration Revenue

Collaboration revenue recognized during the three months ended June 30, 2022 of $1.7 million was related to our Collaboration Agreement with Merck. The milestone payment of $5.0 million received in February 2022 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$231	$2,397	(2,166)
YTX-9184	38	642	(604)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	19	731	(712)
Personnel related (including equity-based compensation)	387	2,126	(1,739)
Facility related and other	466	1,431	(965)
Total research and development expenses	$1,141	$7,327	$(6,186)

Research and development expenses were $1.1 million for the three months ended June 30, 2022, a decrease of $6.2 million from $7.3 million for the three months ended June 30, 2021. Direct expenses of our YTX-7739 program decreased by $2.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Overall costs of the YTX-7739 clinical programs declined sharply as a result of our pause in early 2022 of previously planned clinical studies while the partial clinical hold is pending with the FDA. Direct expenses of our YTX-9184 program decreased by $0.6 million from $0.6 million for the three months ended June 30, 2021 to less than $0.1 million for the three months ended June 30, 2022. The change was primarily due to the decision in late 2021 not to pursue near-term clinical studies of YTX-9184. Platform and other early-stage research external costs decreased by $0.7 million from $0.7 million in the three months ended June 30, 2021 to less than $0.1 million in the three months ended June 30, 2022. This change was primarily due to decreased laboratory activities in the three months ended June 30, 2022 after we announced a restructuring that eliminated approximately 60% of our workforce. That restructuring also impacted personnel related costs which decreased by $1.7 million to $0.4 million in the three months ended June 30, 2022. Facility related and other costs decreased $1.0 million, mostly due to the amendment in February 2022 of our headquarters lease which reduced lease expense by approximately 80%. The decrease was also partially due to the change in the proportion of research and development personnel that made up total personnel, resulting in a decreased allocation of facility related costs.

General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including equity-based compensation)	$1,962	$2,138	(176)
Professional and consultant fees	2,584	1,403	1,181
Facility related and other	1,011	1,171	(160)
Total general and administrative expenses	$5,557	$4,712	$845

General and administrative expenses were $5.6 million for the three months ended June 30, 2022, an increase of $0.8 million from $4.7 million for the three months ended June 30, 2021. The decrease of $0.2 million in personnel related costs was primarily due to the restructuring announced in February 2022. Personnel-related costs for each of the three months ended June 30, 2022 and 2021 included stock/equity-based compensation of $1.0 million and $0.9 million, respectively. Professional and consultant fees increased by $1.2 million primarily due to higher legal and investment banking fees incurred to put in place the Merger Agreement with Kineta and the Asset Purchase Agreement with Janssen. Facility and other related costs decreased by $0.2 million primarily due to the change in the proportion of general and administrative personnel that made up total personnel, resulting in an increased allocation of facility related costs.

Other Income (Expense)

Other income (expense) changed by $0.7 million to net other income of $0.2 million for the three months ended June 30, 2022 from net other expense of $0.5 million for the three months ended June 30, 2021, primarily due to reduction of interest expense by $0.5 million due to the extinguishment of the Term Loan in February 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$2,679	$5,646	$(2,967)
Operating expenses:
Research and development	6,037	14,106	(8,069)
General and administrative	10,382	10,764	(382)
Impairment loss	3,901	—	3,901
Total operating expenses	20,320	24,870	(4,550)
Loss from operations	(17,641)	(19,224)	1,583
Other income (expense):
Interest expense	(217)	(951)	734
Interest income and other income (expense), net	(168)	(95)	(73)
Loss on debt extinguishment	(200)	1,134	(1,334)
Total other income (expense), net	(585)	88	(673)
Net loss	$(18,226)	$(19,136)	$910

Collaboration Revenue

Collaboration revenue recognized during the six months ended June 30, 2022 of $2.7 million was related to our Collaboration Agreement with Merck. The milestone payment of $5.0 million received in February 2022 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$1,965	$4,118	$(2,153)
YTX-9184	113	1,145	(1,032)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	341	1,801	(1,460)
Personnel related (including equity-based compensation)	2,049	4,154	(2,105)
Facility related and other	1,569	2,888	(1,319)
Total research and development expenses	$6,037	$14,106	$(8,069)

Research and development expenses were $6.0 million for the six months ended June 30, 2022, a decrease of $8.1 million from $14.1 million for the six months ended June 30, 2021. Direct expenses of our YTX-7739 program decreased by $2.2 million to $2.0 million in the six months ended June 30, 2022 from $4.1 million in the six months ended June 30, 2021. Overall costs of the YTX-7739 clinical programs declined as a result of our pause in early 2022 of previously planned clinical studies while the partial clinical hold is pending with the FDA. Direct expenses of our YTX-9184 program decreased by $1.0 million from $1.1 million for the six months ended June 30, 2021 to $0.1 million for the six months ended June 30, 2022. The change was primarily due to the decision in late 2021 not to pursue near-term clinical studies of YTX-9184. Platform and other early-stage research external costs decreased by $1.5 million from $1.8 million in the six months ended June 30, 2021 to $0.3 million in the six months ended June 30, 2022. This change was primarily due to decreased laboratory activities in the six months ended June 30, 2022 after we announced a restructuring in February 2022 that eliminated approximately 60% of our workforce. That restructuring also impacted personnel related costs which decreased by $2.1 million to $2.0 million in the six months ended June 30, 2022. Facility related and other costs decreased $1.3 million, mostly due to the amendment in February 2022 of our headquarters lease which reduced lease expense by approximately 80%. The decrease was also partially due to the change in the proportion of research and development personnel that made up total personnel, resulting in a decreased allocation of facility related costs.

General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including equity-based compensation)	$4,661	$4,407	254
Professional and consultant fees	3,399	3,488	(89)
Facility related and other	2,322	2,869	(547)
Total general and administrative expenses	$10,382	$10,764	$(382)

General and administrative expenses were $10.4 million for the six months ended June 30, 2022, a decrease of $0.4 million from $10.8 million for the six months ended June 30, 2021. The increase of $0.3 million in personnel related costs was primarily due to a restructuring charge of $0.9 million during the six months ended June 30, 2022. Personnel-related costs for each of the six months ended June 30, 2022 and 2021 included stock/equity-based compensation of $2.1 million and $1.9 million, respectively. Professional and consultant fees decreased by less than $0.1 million, as the higher audit expenses and legal fees in the six months ended June 30, 2021 as we transitioned to operating as a public company after the Merger were similar to the higher legal and investment banking fees incurred to put in place the Merger Agreement with Kineta and the Asset Purchase Agreement with Janssen. Facility and other related costs decreased by $0.6 million, primarily due to the amendment in February 2022 of our headquarters lease which reduced lease expense by approximately 80%.

Other Income (Expense)

Other income (expense) changed by $0.7 million to net other expense of $0.6 million for the six months ended June 30, 2022 from net other income of less than $0.1 million for the six months ended June 30, 2021, primarily due to the $1.1 million gain on extinguishment of a PPP loan recorded in the period ended March 31, 2021 compared with a $0.2 million loss on extinguishment of our long-term debt during the period ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from sales of preferred units and an upfront payment from our collaboration agreement with Merck received in July 2020. In December 2020, we completed the Proteostasis Merger and acquired its $35.9 million of cash, cash equivalents and restricted cash. Immediately following the Proteostasis Merger, we also completed a private placement of an aggregate of 1,460,861 shares of our common stock and received net proceeds of approximately $31.6 million. We have also funded operations using borrowings under loan and security agreements.

As of the issuance date of the condensed consolidated financial statements for the quarter ended June 30, 2022, we expect that, absent either strategic transaction, our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses early into the first quarter of 2023. We expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the six months ended June 30, 2022. These conditions give rise to substantial doubt over our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(13,118)	$(31,903)
Cash provided by (used in) investing activities	1,610	(3,884)
Cash provided by (used in) financing activities	(11,798)	1,159
Net decrease in cash, cash equivalents, and restricted cash	$(23,306)	$(34,628)

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, operating activities used $13.1 million of cash, resulting from our net loss of $18.2 million, primarily due to net cash changes in our working capital of $3.4 million offset by the add back of non-cash charges of $8.5 million, which included $2.0 million of non-cash lease expense, $3.9 million of loss on extinguishment of a lease, and $2.3 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted of a $2.1 million decrease in operating lease liabilities (see Note 10 to the financial statements) and a $2.7 million decrease in deferred revenue due to the recognition of revenue related to the Collaboration Agreement (see Note 4 to the financial statements). Additionally, there was a $3.3 million decrease in accounts payable and accrued expenses and other current liabilities, primarily due to payment of $1.5 million of 2021 performance bonuses.

During the six months ended June 30, 2021, operating activities used $31.9 million of cash, resulting from our net loss of $19.1 million, primarily due to net cash changes in our operating assets and liabilities of $17.6 million offset by the add back of non-cash charges of $4.8 million, which included $2.5 million of non-cash lease expense and $2.7 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted of a $5.6 million decrease in deferred revenue due to the recognition of revenue related to the Collaboration Agreement (see Note 4 to the financial statements). Additionally, there was a $9.6 million decrease in accounts payable and accrued expenses and other current liabilities, primarily due to $5.7 million that was paid to settle severance and other obligations resulting from the merger, as well as payment of $1.7 million of 2020 performance bonuses offset by 2021 bonus expense accrued, and $1.7 million of banking commissions paid related to the Private Placement that closed in the fourth quarter of 2020. There was also a decrease of $2.2 million in operating lease liabilities resulting from lease payments.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to changes in our business and the timing of vendor invoicing and payments.

Net Cash (Used in)/Provided by Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $1.6 million, primarily related to the maturity of $1.4 million of marketable debt securities.

During the six months ended June 30, 2021, net cash used in investing activities was $3.9 million, primarily related to $3.8 million for net purchases of marketable debt securities and by $0.1 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $11.8 million, consisting primarily of $12.7 million of payments of debt principal, offset by $1.7 million of net proceeds from short-term borrowings that financed payments of our directors' and officer's insurance premiums as well as by $0.4 million in proceeds from the ATM program.

Net cash provided by financing activities for the six months ended June 30, 2021 was $1.2 million, consisting primarily of $1.3 in proceeds from the ATM program, offset by payments of debt issuance costs of $0.1 million and payments of finance lease obligations of $0.1 million.

Description of Indebtedness

Loan and Security Agreement

We entered into a loan and security agreement with Hercules Capital, Inc. (the “Lender”) in December 2019 (the “Term Loan”), pursuant to which we had $12.7 million in outstanding principal borrowings as of December 31, 2021. On February 25, 2022, we repaid to the Lender a payoff amount of $12.8 million and terminated the Term Loan, provided that we continue to be bound by certain indemnification obligations under Section 6.3 of the Term Loan. The payoff amount included payment of approximately $0.9 million consisting of the end of term cost, as well as an interest/non-use fee of less than $0.1 million.

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

On December 22, 2020, we entered into an Unconditional Secured Guaranty and Pledge Agreement (the “Guaranty”) with the Lender as a condition to the Lender’s consent to the Proteostasis Merger under the Term Loan between us as borrower and the Lender. Immediately prior to the Proteostasis Merger, we entered into a Fourth Amendment and Consent to Loan and Security Agreement

dated as of December 22, 2020 with the Lender (the “Loan Amendment”). The Guaranty provides for our guaranty of our obligations under the Loan Agreement and provides the Lender a security interest in all of our assets other than intellectual property as collateral. The Loan Amendment provides for the Lender’s consent to the Proteostasis Merger and to the creation and funding of a Silicon Valley Bank Paycheck Protection Program escrow account to hold funds in connection with our outstanding Paycheck Protection Program loan amounts for which we have submitted a forgiveness application. The Loan Amendment also amends the definition of “Change in Control” to include the situations in which we no longer control Yumanity, Inc., our wholly-owned subsidiary. The remaining terms and conditions of the Loan Agreement generally continue in the form existing prior to the Loan Amendment.

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

Paycheck Protection Program Loan

In April 2020, prior to entering into the Proteostasis Merger Agreement in August 2020, we issued a Promissory Note to Silicon Valley Bank, pursuant to which we received loan proceeds of $1.1 million (the “PPP Loan”), provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The PPP Loan was unsecured, was scheduled to mature on April 24, 2022, and had a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest were to begin commencing in August 2021 until the maturity date. Interest would have accrued on the unpaid principal balance from the inception date of the loan. Forgiveness of the PPP Loan was only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. On April 3, 2021, we were notified by Silicon Valley Bank that our forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, we have recognized $1.1 million in income for debt extinguishment as of June 30, 2021.

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

On June 5, 2022, we announced the Merger Agreement with Kineta and Asset Purchase Agreement with Janssen. We believe that, absent either strategic transaction, our cash and cash equivalents will be sufficient to fund our operations early into the first quarter of 2023. If neither strategic transaction closes, and we cannot obtain necessary funding from other sources, we will need to eliminate research and development programs and take other measures, including initiating steps to cease operations. If we cannot raise adequate financing, our business, financial condition and results of operations could be materially adversely affected.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2022, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risks Related to the Proposed Merger with Kineta

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders and Kineta’s shareholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Kineta’s favor or if other mutual closing conditions are not satisfied, Kineta will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Kineta a termination fee of $500,000 and reimburse certain third-party expenses incurred by Kineta up to a maximum of $250,000.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our stockholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to retain and motivate existing employees. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Kineta and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Kineta and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Exchange Ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set an exchange ratio for the Kineta capital stock based on (A) the fully diluted capitalization of the parties as of closing, taking into account Kineta’s outstanding stock options, warrants and restricted stock units and our outstanding stock options, warrants, restricted stock units and restricted stock awards and (B) a valuation of us equal to $34,000,000, subject to adjustment as described in the Merger Agreement, and a valuation of Kineta equal to $194,000,000, and subject to adjustment for the reverse stock split to be implemented prior to the consummation of the Merger.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Kineta’s securityholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Kineta’s securityholders could receive Merger consideration with substantially greater value than the value of such Merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Kineta’s securityholders could receive Merger consideration with substantially lower value than the value of such Merger consideration on the date of the Merger

Agreement. Because the Exchange Ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration payable to Kineta’s securityholders pursuant to the Merger Agreement.

Failure to complete the Merger may result in our paying a termination fee to Kineta and could significantly harm the market price of our common stock and negatively affect our future business and operations.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Kineta a termination fee of $500,000 and reimburse certain third-party expenses incurred by Kineta up to a maximum of $250,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our common stock.

In addition, if the Merger Agreement is terminated and we or Kineta determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable to us than the terms set forth in the Merger Agreement.

The closing of the Merger is subject to approval by our stockholders and the Kineta shareholders. Failure to obtain these approvals would prevent the closing of the Merger.

The closing of the Merger is subject to certain approvals by our stockholders and the Kineta shareholders. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or Kineta.

The Merger Agreement provides that either we or Kineta can refuse to complete the Merger if there is a material adverse change affecting the other party between June 5, 2022, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Kineta, including, but not limited to:

•
conditions generally affecting the industries in which we and Kineta participate or the United States or global economy or capital markets as a whole, to the extent that such conditions do not have a materially disproportionate impact on us or Kineta, respectively;
•
any natural disaster, public health event or any acts of terrorism, sabotage, military action or war (whether or not declared) or any escalation or worsening thereof, to the extent they do not disproportionately affect us or Kineta, respectively;
•
any failure to meet internal projections or forecasts or third party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement;
•
any change in GAAP or any change in applicable laws, rules, or regulations or the interpretation thereof after the date of the Merger Agreement;
•
any effect resulting from the execution, delivery, announcement or performance of the obligations under the Merger Agreement or the announcement, pendency or anticipated consummation of the Merger or any related transactions; and
•
the taking of any action by either us or Kineta required to comply with the terms of the Merger Agreement or at the written request of the other party.

If adverse changes occur and we and Kineta still complete the Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the value of the Merger to our stockholders.

Some of our and Kineta officers and directors have interests in the Merger that are different from our and Kineta’s respective stockholders and that may influence them to support or approve the Merger without regard to the interests of our and Kineta’s respective stockholders.

Certain officers and directors of ours and Kineta participate in arrangements that provide them with interests in the Merger that are different from the interests of our and Kineta’s respective stockholders, including, among others, the continued service as an officer or director of the combined organization, severance benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act.

For example, we are party to post-employment arrangements with our executive officers pursuant to their employment agreements that may result in the receipt by such executive officers of cash severance payments and other benefits with a total value of approximately $[●] million (collectively and not individually), but not including the value of any accelerated vesting of our equity awards held by those officers. Additionally, certain of our officers are eligible to receive transaction success bonuses in connection with the closing of the transactions and our officers and directors are parties to the support agreements with Kineta.

The Yumanity board of directors was aware of these interests and considered them, among other matters, in the decision to approve the Merger Agreement.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•
investors react negatively to the prospects of the combined organization’s product candidates, business and financial condition following the Merger;
•
the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•
the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests in our company without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede the ability of us to enter into material transactions that are not in the ordinary course of business pending completion of the Merger, other than the Asset Sale. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions that are impeded or prohibited pursuant to these covenants could be favorable to our stockholders if consummated.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal constitutes or would reasonably be expected to result in a superior takeover proposal and that failure to cooperate with the proponent of the proposal would reasonably be expected to be inconsistent with our board’s fiduciary duties.

Because the lack of a public market for Kineta’s capital stock makes it difficult to evaluate the value of Kineta’s capital stock, the shareholders of Kineta may receive shares of our common stock in the Merger that have a value that is less than, or greater than, the fair market value of Kineta’s capital stock.

The outstanding capital stock of Kineta is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Kineta. Because the percentage of our common stock to be issued to Kineta’s shareholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Kineta’s shareholders will be less than the fair market value of Kineta, or we may pay more than the aggregate fair market value for Kineta.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by our and Kineta’s stockholders, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger. Additionally, if the Merger does not occur, we may not have sufficient cash to conduct an orderly wind-down and dissolution of our company. We may seek an immediate dissolution, subject to a vote of our stockholders, in the event the Merger is not completed.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.

We could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of either us or Kineta or both parties if the costs associated with such demands or litigation are significant enough.

If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if we were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. As a result of this requirement, a portion of our remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of our liquidation, dissolution or winding up.

Our ability to use net operating loss (“NOL”) carryforwards and certain tax credit carryforwards may be subject to limitation in connection with the Merger and other ownership changes.

As of December 31, 2021, we had federal and state NOL carryforwards of $486.6 million and $497.2 million, respectively. Of the federal NOL carryforwards, $228.1 million begin to expire in 2026, and $258.5 million can be carried forward indefinitely. As of December 31, 2021, we had $0.1 million of foreign net operating loss carryforwards that do not expire. Under Section 382, changes in our ownership may limit the amount of NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in our ownership of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards before they expire. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the Merger, prior private placements, sales of common stock by our existing stockholders, or additional sales of our common stock by the combined organization after the Merger, could have a material adverse effect on our results of operations in future years.

Risks Related to the Proposed Asset Sale

While the Asset Sale is pending, it creates unknown impacts on our future which could materially and adversely affect our business, financial condition and results of operations.

While the Asset Sale is pending, it creates unknown impacts on our future. Therefore, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending consummation of the Asset Sale. The occurrence of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations.

The failure to consummate the Asset Sale may materially and adversely affect our business, financial condition and results of operations.

The Asset Sale is subject to various closing conditions including, among others, the approval of the Asset Sale by our stockholders. We cannot control these conditions and cannot assure you that they will be satisfied. If the Asset Sale is not consummated, we may be subject to a number of risks, including the following:

•
we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in equivalent terms as compared to what is proposed in the Asset Sale;
•
the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the Asset Sale will be consummated;
•
the failure to complete the Asset Sale may create doubt as to our ability to effectively implement our current business strategies;
•
our costs related to the Asset Sale, such as legal, accounting and financial advisory fees, must be paid even if the Asset Sale is not completed; and
•
our relationships with our customers, suppliers and employees may be damaged and our business may be harmed.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations, which could cause the market value of our common stock to decline.

The closing of the Merger is not conditioned on the consummation of the Asset Sale.

The closing of the Merger is not conditioned on the closing of the Asset Sale. If we fail to consummate the Asset Sale, the Merger may still proceed, provided that the closing conditions contained in the Merger Agreement are satisfied or waived. The occurrence of these events would result in the combined organization continuing to own the Purchased Assets following the closing of the Merger, which could cause the combined organization to incur unanticipated costs and expenses in connection with continued ownership of the Purchased Assets, or pursuit of an alternative disposition of the Purchased Assets.

Risks Related to Our Business, Financial Position, and Need for Additional Capital

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the six months ended June 30, 2022. As of June 30, 2022, we have an accumulated deficit of $205.5 million and cash, cash equivalents and marketable securities of $11.8 million. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for 12 months from the issuance of the condensed consolidated financial statements.

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

If the Merger is not completed, we may be unsuccessful in completing an alternative strategic transaction on terms that are as favorable as the terms of the proposed transaction with Kineta, or at all, and we may be unable to reestablish a viable operating business.

We have generated limited revenue to date from our collaboration agreement with Merck, and have not generated revenue from any product sales. Our assets currently consist primarily of cash, cash equivalents and marketable securities, our intellectual property portfolio, license and collaboration agreements, our remaining assets, our listing on The Nasdaq Capital Stock Market, the Merger Agreement with Kineta and the proposed Asset Sale with Janssen. While we have entered into the Merger Agreement with Kineta, the consummation of the Merger with Kineta may be delayed or may not occur at all. If the Merger is not completed, our board of directors may elect to pursue an alternative strategic transaction similar to the proposed Merger with Kineta. Attempting to complete an alternative transaction will be costly and time consuming. If the Merger with Kineta is not completed and our board of directors determines to pursue an alternative transaction, the terms of any such alternative transaction may not be as favorable to us and our stockholders as the terms of the Merger with Kineta. Additionally, we would be subject to all the risks and uncertainties involved in securing such transaction, and we can make no assurances that such an alternative transaction would occur at all. Further, if the Merger with Kineta is not completed and the Asset Sale with Janssen is completed, we will not have a viable operating business. Even if the Asset Sale is not completed, we would require a significant amount of time and financial resources to pursue the development of our product candidates. There is no assurance that we could raise sufficient capital to support these efforts, that our development efforts would be successful or that we could successfully obtain the regulatory approvals required to market any product candidate we pursued.

If we do not successfully consummate the Merger with Kineta, our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable contractual obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company, even if the Asset Sale is still consummated.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger and the Asset Sale

As of June 30, 2022, we had only twelve full-time employees. Our ability to successfully complete the Merger and the Asset Sale depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger or the Asset Sale, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future.

We have funded our operations to date through proceeds from collaborations and sales of preferred units and our common stock. From our inception through June 30, 2022, we have received gross proceeds of $158.9 million from such transactions. As of June 30, 2022, our cash, cash equivalents and marketable securities were $11.8 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $205.5 million as of June 30, 2022.

In February 2022, we announced that our board of directors approved a strategic restructuring with the objective of preserving capital. As part of the restructuring, we eliminated approximately 60% of our workforce among other actions to reduce cash burn while we explore strategic alternatives. There can be no assurance of success in reducing our cash burn.

Substantially all of our operating losses have resulted from costs incurred in connection with general and administrative costs associated with our operations, and our research and development programs, including for our preclinical and clinical product candidates and our discovery engine platform. As of the issuance date of the condensed consolidated financial statements for the quarter ended June 30, 2022, we expect that, absent either strategic transaction our existing cash, cash equivalents and marketable securities will fund our operating expenses early into the first quarter of 2023. We expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the six months ended June 30, 2022. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

As a public company, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases. We were initially formed as a limited liability company in 2014 and converted into a corporation in 2015, we have no products approved for commercial sale, and we have not generated any revenue from product sales to date. We began human clinical trials for YTX-7739 at the end of 2019 and have not initiated clinical trials for any of our other current product candidates. Our operations to date have been limited primarily to organizing and staffing, raising capital, and conducting research and development activities for our product candidates.

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

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, referred to as the baby shelf rules. Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 with the SEC on March 24, 2022, we have been subject to such rules. Under these regulations, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3, including the registration statement under which our Open Market Sale AgreementSM with Jefferies LLC, is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, and we may never generate revenue or be profitable.

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates and we do not know when, or if, we will do so. If the Asset Sale is completed, we will sell substantially all of our assets to Janssen. In the event the Asset Sale is not completed, we do not anticipate generating any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
considerable time and expense to respond to the partial clinical hold that has been placed on our investigational new drug ("IND") application for YTX-7739 by the U.S. Food and Drug Administration (the “FDA”) and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences;
•
successfully completing preclinical and clinical development of our product candidates;
•
successfully submitting IND applications or comparable applications, for our product candidates;
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

•
negotiating and maintaining an adequate price for our products, both in the United States and in foreign countries where our products are commercialized, if approved;
•
obtaining market acceptance of our product candidates as viable treatment options;
•
building out new facilities or expanding existing facilities to support our ongoing development activities;
•
addressing any competing technological and market developments;
•
maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•
hiring and retaining qualified personnel.

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

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. The precise number of people with Parkinson’s disease and amyotrophic lateral sclerosis (“ALS”) is unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates, or continue our operations and cause a decline in the value of our common stock, all or any of which may adversely affect our viability.

Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we will need to prioritize development of certain product candidates if the Asset Sale is not completed. Moreover, we may fail to expend our limited resources on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have historically prioritized our lead product candidate, YTX-7739, which is in Phase 1 of clinical development for the treatment of Parkinson's disease. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing product candidates, such as YTX-7739, and ensuring replenishment of our portfolio.

Due to the significant resources required for the development of our product candidates, we have had to focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. For example, if the Asset Sale is not completed and if the partial clinical hold that has been placed on our IND for YTX-7739 is lifted by the FDA, we plan to evaluate YTX-7739 in additional preclinical studies instead of advancing our other product candidate, YTX-9184, as we believe this approach will provide an opportunity to assess results in patients sooner, given the studies and clinical trials done to date of YTX-7739. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates, including our decision to focus on YTX-7739, or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

If the Asset Sale is not completed, we will need additional funding to advance YTX-7739 through clinical development, which funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

As of June 30, 2022, our cash, cash equivalents and marketable securities were $11.8 million. If the Asset Sale is not completed, we will require additional funding to advance clinical trials of YTX-7739 and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in future clinical trials for YTX-7739. Developing small-molecule products is expensive. If the Asset Sale is not completed, we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Risks Related to Our Product Development and Commercialization

If the Asset Sale is not completed, it may take considerable time and expense to respond to the partial clinical hold that has been placed on our IND by the FDA and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences.

In January 2022, the FDA placed a partial clinical hold on multidose clinical trials of YTX-7739. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s concerns have been addressed. The FDA has not halted all clinical programming and is permitting our planned single dose formulation clinical trial to proceed, although we have paused our previously planned studies of YTX-7739 while the partial clinical hold is pending. If the Asset Sale is not completed, it may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address FDA’s concerns. Even if we are able to fully respond to the FDA’s questions, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the partial clinical hold. It is possible that we will be unable to fully address the FDA’s questions and as a result the partial clinical hold may never be lifted and we may never be able to begin multidose clinical trials of YTX-7739 in the U.S.

Research and development of biopharmaceutical products is inherently risky.

We are at an early stage of development of the product candidates currently in our pipeline. To date, we have devoted substantially all of our efforts and financial resources to identify, secure intellectual property for, and develop our discovery engine platform and our product candidates, including conducting multiple preclinical studies, and providing general and administrative support for these operations. Our business depends heavily on the successful clinical development, regulatory approval, and commercialization of our lead product candidate, YTX-7739, which is in clinical development. None of our product candidates have advanced into late-stage development or a pivotal clinical study and it may be years before any such study is initiated, if at all. If the Asset Sale is not completed, YTX-7739 will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence commercialization. Further, we cannot be certain that any of our product candidates will be successful in clinical trials or obtain regulatory approval.

If the Asset Sale is not completed, our future success will be dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

If the Asset Sale is not completed, we may not be successful in our efforts to further develop our discovery engine platform technology and current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates are in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we could generate any revenue from product sales, if at all.

Preclinical and clinical product candidates and clinical trials are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and abroad. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must, among other requirements, demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if the Asset Sale is not completed and we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

If the Asset Sale is not completed and if any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union (“EU”), and in additional foreign countries where we believe there is a viable commercial opportunity and significant patient need. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that any collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or any collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we (or any collaborators or partners) will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

If the Asset Sale is not completed, we may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates, our commercial opportunity may be limited.

One of our strategies has been to identify and pursue clinical development of additional product candidates. Our portfolio currently consists of four programs, one of which is in clinical development and the rest of which are in research, discovery and preclinical stages of development. If the Asset Sale is not completed, identifying, developing, obtaining regulatory approval, and commercializing additional product candidates for the treatment of neurodegenerative diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

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

We have focused our research and development efforts on addressing neurodegenerative diseases, including Parkinson’s disease and ALS. Efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited successes in drug development. There are few effective therapeutic options available for patients with Parkinson’s disease or ALS. Our future success is highly dependent on the successful development of our discovery engine platform technology and our product candidates for treating neurodegenerative diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative diseases subject us to a number of challenges, including engineering product candidates and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

There is no precise method of establishing the actual number of people with neurodegenerative diseases in any geography over any time period. It is estimated that more than 60 million people worldwide suffer from neurodegenerative diseases. If the actual number of people with neurodegenerative diseases is lower than we believe, we may experience difficulty in enrolling subjects in our clinical trials, thereby delaying development of our product candidates. Furthermore, if the Asset Sale is not completed, we may experience difficulties in subject enrollment in our clinical trials for a variety of other reasons, including:

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

We have limited experience in designing clinical trials and may be unable to design and execute a clinical study to support marketing approval. We cannot be certain that any future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those, and other indications, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We may not be able to file future IND applications or similar applications outside the Unites States for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with preclinical studies. Moreover, we cannot be sure that submission of an IND or similar applications outside the United States will result in the FDA or respective regulatory authority allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in IND or similar applications, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing IND or similar applications or to a new application. Any failure to file IND or similar applications on the timelines we expect or to obtain regulatory authorizations for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

We may in the future seek orphan drug designation or exclusivity for certain of our product candidates. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission after recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the EU (or, if a method exists, the product would be of significant benefit to those affected by the condition). Additionally, orphan drug designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product.

If we request orphan drug designation for our product candidates, there can be no assurances that the FDA or the European Commission will grant any of our product candidates such designation. Additionally, orphan drug designation does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, the product candidate, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same (or, in the EU, similar) drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the EU may be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan exclusivity may be revoked if any regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

We have conducted and, if the Asset Sale is not completed, may in the future, conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We have conducted, and, if the Asset Sale is not completed, may in the future, conduct clinical trials outside the United States, including in Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data must be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

Changes in regulatory requirements, FDA guidance, or unanticipated events during our preclinical studies and clinical trials of our product candidates may occur, which may result in changes to preclinical or clinical study protocols or additional preclinical or clinical study requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance, or unanticipated events during our preclinical studies and clinical trials may force us to amend preclinical studies and clinical trial protocols or the FDA may impose additional preclinical studies and clinical trial requirements. Amendments or changes to our clinical study protocols would require resubmission to the FDA and IRBs or ethics committees for review and approval, which may adversely impact the cost, timing, or successful completion of clinical trials. Similarly, amendments to our preclinical studies may adversely impact the cost, timing, or successful completion of those preclinical studies. If we experience delays completing, or if we terminate, any of our preclinical studies or clinical trials, or if we are required to conduct additional preclinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Parkinson’s disease and ALS. Companies that we are aware of are developing therapeutics in the neurodegenerative disease area include large companies with significant financial resources, such as AbbVie, AstraZeneca, Biogen, Bristol-Myers Squibb, Lilly, GlaxoSmithKline, Johnson & Johnson, Novartis, Roche, Sanofi, and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

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

Further, the COVID-19 outbreak caused delays in our Phase 1 single ascending dose trial of YTX-7739, and the sites of the YTX-7739 Phase 1b clinical trial incurred delays due to COVID-19, resulting in a delay in the expected timing of early results from that trial. COVID-19 may cause delays in our other clinical trials, including delays in enrollment, due to diversion or prioritization of trial site resources away from the conduct of clinical trials and toward the COVID-19 pandemic. Key clinical trial activities, such as site monitoring, may be interrupted due to restrictions in travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers and suppliers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

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
•
the FDA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective for the proposed indication, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use;
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

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begins commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, third-party payors, and others play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•
the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act (the “ACA”) require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians ( as defined by the law), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as physician ownership and investment interests, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members and payments or other “transfers of value” to such physician owners. Such information is subsequently made publicly available in a searchable format on a CMS website, and, effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician assistants and nurse practitioners; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales.

In the event we decide to conduct clinical trials or to enroll subjects in our planned or future clinical trials, we may be subject to additional privacy requirements. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area ("EEA"), including personal health data, for example, is subject to the EU GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further to the United Kingdom’s exit from the EU, the UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the EU's data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the United Kingdom is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), a pharmaceutical manufacturer may file an abbreviated new drug application (“ANDA”) seeking approval of a generic copy of an approved, small-molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small-molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. For example, a drug that is granted regulatory approval may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as a new chemical entity (“NCE”). A drug can be classified as a NCE if the FDA has not previously approved any other drug containing the same active moiety.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if the Asset Sale is not completed and we receive marketing approval for YTX-7739 as a treatment for Parkinson’s disease, physicians may nevertheless prescribe YTX-7739 to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction occurred from April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations, and other healthcare payors to contain or reduce costs of healthcare may adversely affect the demand for any product candidates for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenue and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to: comply with the laws of the FDA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or

report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, sales, marketing, and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales and commission, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Risks Related to Our Reliance on Third Parties

We depend on our collaboration with Merck and may in the future depend on other collaborations with third parties for the research, development and commercialization of certain other product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We have entered into a collaboration agreement with Merck and, if the Asset Sale is not completed, may seek other third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic institutions. Under our collaboration with Merck, we have, and if we enter into any such arrangements with any other third parties, we will likely have, shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

Under our collaboration with Merck, and if we enter into other collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if us or our collaborator elects not to exercise the rights granted under the agreement or if us or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of our in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. If the Asset Sale is not completed, for some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as those that may result from our collaboration with Merck.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including Good Clinical Practices (“GCPs”) for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the study patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any product candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical study sponsors, principal investigators and study sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject it to enforcement action up to and including civil and criminal penalties.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. For example, our sponsored research agreement with Northwestern may be terminated by either party upon 60 days’ written notice to the other party. If our collaboration is delayed or terminated or our ability to continue to use the current research space is terminated as a result of conflicts of interest, we may not be able to continue our planned research projects and related clinical trials on the expected timeline and may need to spend significant time and efforts to secure alternative lab facilities and equipment. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to pass a pre-approval inspection and we would be unable to obtain regulatory approval for our product candidates. We may be required to change contract manufacturers and verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

If the Asset Sale is not completed, we will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted.

We may in the future co-own patent rights relating to future product candidates and our discovery engine platform with third parties. Some of our in-licensed patent rights are, and may in the future be, co-owned with third parties. In addition, our licensors may co-own the patent rights it in-licenses with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patent rights are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patent rights, who are not parties to our license agreements. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patent rights or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to it. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

In addition, each of our license agreements imposes, and we expect our future agreements, if any, will impose various development, diligence, commercialization, and other obligations on it. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our product candidates or of our current discovery engine platform technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringe or otherwise violate patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop and, if approved, commercialize our current product candidates and future product candidates, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. In particular, we are aware of an issued patent in each of the United States and Japan that expires in 2030 that covers one of our preclinical assets. We do not know if we will have reasonable defenses against a claim of infringement or if we will be able to obtain a license to such patent on commercially reasonable terms, if at all. As a result, if the Asset Sale is not completed, we may not be able to commercialize such asset, if approved, prior to such patent’s expiration.

We are also aware of U.S. and foreign patents and applications owned by a third party claiming certain compositions of matter and methods of use which we expect to expire in 2031. While we believe that we have reasonable defenses against a claim of infringement, including non-infringement and invalidity, there can be no assurance that we will prevail in any such action by the holder of these patents. In the event such patents were enforced against us and deemed to cover one or more of our products, and our defenses were unsuccessful, we would then need to obtain a license to these patents, which license may not be available on commercially reasonable terms, or at all. As a result, if the Asset Sale is not completed, we may not be free to manufacture or market our products, including YTX-7739, if approved, prior to expiration of such patents.

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

Filing and prosecuting patent applications, and defending patents on our discovery engine platform and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the

United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications. For the patent families related to YTX-7739, as well as for many of the patent families that we own, the relevant statutory deadlines have not yet expired. Thus, for each of the patent families that we believe provides coverage for our lead product candidate, if the Asset Sale is not completed, we will need to decide whether and where to pursue protection outside the United States.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation under the Leahy-Smith America Invents Act (the "America Invents Act"). The America Invents Act includes a number of significant changes to U.S. patent law. After March 2013, under the America Invents Act, the United States transitioned to a first-inventor-to-file system in which, assuming that other requirements for patentability are met, the first-inventor-to-file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes provisions that affect the way patent applications will be prosecuted and that may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our internal control over financial reporting, which may include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. While we remain a “smaller reporting company” with less than $100 million in annual revenues, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants, and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Capital Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404. This requires that we incur substantial additional professional fees and internal costs related to our accounting and finance functions and that we expend significant management efforts. Prior to the merger with Proteostasis, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. Any changes in the U.S. and non-U.S. taxation of our business activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2021, we had federal and state net operating loss (“NOL”) carryforwards of $486.6 million and $497.2 million, respectively. Of the federal NOL carryforwards, $228.1 million begin to expire in 2026, and $258.5 million can be carried forward indefinitely. As of December 31, 2021, we had $0.1 million of foreign net operating loss carryforwards that do not expire. Under Section 382, changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards before they expire. Our existing NOLs may be subject to limitations arising from previous ownership changes, which could have a material adverse effect on our results of operations in future years. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that the NOL is already not limited. In addition, the Merger, if consummated, is expected to constitute an ownership change under Section 382. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs.

In addition, the reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017 ("TCJA") may cause a reduction in the economic benefit of our NOL carryforwards and other deferred tax assets available to it. For example, while the TCJA allows for federal NOLs incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the TCJA also imposes an 80% limitation on the use of NOLs that are generated in tax years beginning after December 31, 2017. Net operating losses generated prior to December 31, 2017, however, will still have a 20-year carryforward period, but are not subject to the 80% limitation.

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

Furthermore, the ability of the combined organization to utilize our NOLs following the Merger is conditioned upon the combined organization maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when the combined organization will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, these NOL carryforwards generated prior to December 31, 2017 could expire unused. Notwithstanding the foregoing discussion of NOLs, we have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of such NOLs..

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The daily closing market price for our common stock has varied between a high price of $12.04 on September 16, 2021 and a low price of $0.97 on March 11, 2022 in the twelve-month period ending on July 28, 2022. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased your shares. The market price for our common stock may be influenced by many factors, including:

•
failure to lift the partial clinical hold on our IND for YTX-7739 by the FDA, if the Asset Sale is not completed;
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

Our quarterly operating results may fluctuate substantially, which may cause the price of our common stock to fluctuate substantially.

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•
our ability to complete the Merger, the Asset Sale, or any strategic transaction;
•
derivative instruments recorded at fair value;
•
asset impairments, severance costs, lease termination costs, transaction and other costs triggered by a wind down of our operations and ;
•
any lawsuits in which we may become involved.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business or cease coverage of us, our share price and trading volume could decline.

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Although we have obtained research coverage from certain analysts, there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. Recently, one securities analyst ceased coverage of us, and, if one or more of the remaining analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets and demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2022, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 37.3% of our outstanding voting stock. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We expect our stock price to continue to be volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price or after the announcement of a change in control transaction. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business. This litigation, if instituted against us, could also impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

We have never paid and, other than in connection with the Asset Sale, do not intend to pay cash dividends in the foreseeable future. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock. In connection with the closing of the Asset Sale, we plan to distribute any remaining available cash proceeds from the Asset Sale to our stockholders via a one-time dividend, net of any amounts retained for outstanding obligations and net cash requirements associated with the closing of the Merger. Other than the potential distribution in connection with the closing of the Asset Sale, we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. We intend to retain future earnings, if any, to fund the development and growth of our business. In addition, we may enter into future debt agreements that restrict our ability to pay dividends. As a result, other than the potential distribution in connection with the closing of the Asset Sale, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Provisions in our fifth amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of us or changes in our management and, therefore, depress the market price of our common stock.

Our fifth amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of us or changes in our management that the stockholders of ours may deem advantageous. These provisions among other things:

•
establish a classified board of directors so that not all members of the board are elected at one time;
•
permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•
provide that directors may only be removed for cause and only by the affirmative vote of the holders of 75% or more of the outstanding shares of our capital stock then entitled to vote;
•
require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•
prohibit our stockholders to call special meetings of stockholders;

•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
provide that the board of directors is expressly authorized to amend or repeal our bylaws;
•
restrict the forum for certain litigation against us to Delaware; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law ("Section 203") may discourage, delay or prevent a change in control of us. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our third amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (each as may be amended from time to time); (4) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws (including any right, obligation, or remedy thereunder); (5) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (6) any action or proceeding asserting a claim against us or any director, officer or other employee, governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act, the Exchange Act or for which the federal courts have exclusive jurisdiction.

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

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require it to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require it to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to it.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common shares less attractive to investors.

We are a “smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Investors may find our common stock less attractive to the extent we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

2.1++

Asset Purchase Agreement, dated as of June 5, 2022, by and between Yumanity Therapeutics, Inc. and Janssen Pharmaceutica NV (included as Annex E to the proxy statement/prospectus/information statement forming a part of this Registration Statement).

2.2++

Agreement and Plan of Merger, dated as of June 5, 2022, by and among Yumanity Therapeutics, Inc., Yacht Merger Sub, Inc. and Kineta, Inc. (included as Annex A to the proxy statement/prospectus/information statement forming a part of this Registration Statement).

2.3

Form of Support Agreement, dated as of June 5, 2022, by and between Yumanity Therapeutics, Inc., Kineta, Inc. and certain directors and officers of Yumanity Therapeutics, Inc. (filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on June 6, 2022 and incorporated herein by reference).

2.4

Form of Support Agreement, by and between Yumanity Therapeutics, Inc., Kineta, Inc. and certain directors and officers and shareholders of Kineta, Inc. (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on June 6, 2022 and incorporated herein by reference).

2.5

Form of Lock-Up Agreement, by and among Yumanity Therapeutics, Inc., Kineta, Inc., and certain stockholders of Kineta, Inc. and Yumanity Therapeutics, Inc. (filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on June 6, 2022 and incorporated herein by reference).

10.1

Lease Termination Agreement by and between Yumanity Therapeutics, Inc. and Ice Box, LLC dated as of May 16, 2022 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No.: 001-37695) filed on May 18, 2022).

10.2++

Form of Securities Purchase Agreement, dated as of June 5, 2022, by and between the Registrant and each of the institutional investors named therein (filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on June 6, 2022 and incorporated herein by reference)

10.3++

Form of Registration Rights Agreement, dated as of June 5, 2022, by and between the Registrant and each of the institutional investors named therein (filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on June 6, 2022 and incorporated herein by reference).

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

Yumanity Therapeutics, Inc.

Date: August 4, 2022	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Date: August 4, 2022	By:	/s/ Michael Wyzga
Michael Wyzga
Chief Financial Officer and Principal Financial Officer