Form 10-Q
period 2022-09-30
YUMANITY THERAPEUTICS, INC.
filed 2022-11-14
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 10,856,487 shares of common stock, $0.001 par value per share, outstanding.

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
•
certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement (as defined below);
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
•
the regulatory approval processes of the U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed; and
•
we may not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and

i

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
•
the effect of COVID-19 on the foregoing; and

•
other risks and uncertainties, including those listed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,416	$35,102
Marketable securities	—	1,399
Accounts receivable	—	5,000
Prepaid expenses and other current assets	664	1,207
Total current assets	9,080	42,708
Property and equipment, net	52	387
Operating lease right-of-use assets	397	18,543
Deposits	—	366
Restricted cash	50	928
Total assets	$9,579	$62,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,688	$1,839
Accrued expenses and other current liabilities	1,232	4,846
Current portion of long-term debt	—	5,805
Operating lease liabilities	204	5,064
Current portion of finance lease obligation	—	48
Deferred revenue	979	5,061
Total current liabilities	4,103	22,663
Long-term debt, net of discount and current portion	—	7,357
Operating lease liabilities, net of current portion	—	9,415
Total liabilities	4,103	39,435
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 10,856,487 shares and 10,644,714 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	214,367	210,799
Accumulated deficit	(208,902)	(187,313)
Total stockholders’ equity	5,476	23,497
Total liabilities and stockholders’ equity	$9,579	$62,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$1,402	$1,635	$4,081	$7,282
Operating expenses:
Research and development	726	6,624	6,764	20,729
General and administrative	4,180	4,513	14,562	15,277
Impairment loss	—	—	3,903	—
Total operating expenses	4,906	11,137	25,229	36,006
Loss from operations	(3,504)	(9,502)	(21,148)	(28,724)
Other income (expense):
Interest expense	(3)	(454)	(219)	(1,407)
Interest income and other income (expense), net	144	—	(22)	(95)
(Loss) gain on debt extinguishment	—	—	(200)	1,134
Total other income (expense), net	141	(454)	(441)	(368)
Net loss	$(3,363)	$(9,956)	$(21,589)	$(29,092)
Net loss applicable to common shareholders	(3,363)	(9,956)	(21,589)	(29,092)
Net loss per share, basic and diluted	$(0.31)	$(0.97)	$(2.00)	$(2.84)
Weighted average common shares outstanding, basic and diluted	10,855,751	10,304,775	10,817,830	10,239,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(3,363)	$(9,956)	$(21,589)	$(29,092)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—
Comprehensive loss	$(3,363)	$(9,956)	$(21,589)	$(29,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2021	10,644,714	$11	$210,799	$—	$(187,313)	$23,497
Stock/equity-based compensation expense	—	—	1,204	—	—	1,204
Issuance of common stock from at the market offering	216,332	—	383	—	—	383
Vesting of restricted stock units	17,624	—	—	—	—	—
Forfeiture of restricted stock awards	(31,930)	—				—
Net loss	—	—	—	—	(13,381)	(13,381)
Balances at March 31, 2022	10,846,740	$11	$212,386	$—	$(200,694)	$11,703
Stock/equity-based compensation expense	—	—	1,072	—	—	1,072
Forfeiture of restricted stock awards	(3,795)	—	—	—	—	—
Net loss	—	—	—	—	(4,845)	(4,845)
Balances at June 30, 2022	10,842,945	$11	$213,458	$—	$(205,539)	$7,930
Vesting of restricted stock units	16,058	—	—	—	—	—
Stock/equity-based compensation expense	—	—	909	—	—	909
Forfeiture of restricted stock awards	(2,516)	—	—	—	—	—
Net loss	—	—	—	—	(3,363)	(3,363)
Balances at September 30, 2022	10,856,487	$11	$214,367	$—	$(208,902)	$5,476

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	10,193,831	$10	$204,007	$—	$(147,810)	$56,207
Stock/equity-based compensation expense	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	(8,682)	(8,682)
Balances at March 31, 2021	10,193,831	$10	$205,414	$—	$(156,492)	$48,932
Issuance of common stock from at the market offering	82,132	—	1,313	—	—	1,313
Exercises of common stock options	6,083	—	57	—	—	57
Stock/equity-based compensation expense	—	—	1,259	—	—	1,259
Net loss	—	—	—	—	(10,454)	(10,454)
Balances at June 30, 2021	10,282,046	$10	$208,043	$—	$(166,946)	$41,107
Exercises of common stock options	3,158	—	26	—	—	26
Vesting of restricted stock units	23,146	—	—	—	—	—
Stock/equity-based compensation expense	—	—	1,292	—	—	1,292
Net loss	—		—	—	(9,956)	(9,956)
Balances at September 30, 2021	10,308,350	$10	209,361	$—	$(176,902)	$32,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUMANITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,589)	$(29,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premiums (accretion of discounts) on marketable securities	(1)	(9)
Depreciation and amortization expense	105	513
Non-cash lease expense	2,399	3,814
Stock/equity-based compensation expense	3,185	3,958
Other non-cash expense	—	55
Non-cash interest expense	36	412
Loss (gain) on debt extinguishment	200	(1,134)
Impairment of right-of-use asset	3,903	—
Loss on sale of property and equipment	20	63
Changes in operating assets and liabilities:
Accounts receivable	5,000	—
Prepaid expenses and other current assets	522	668
Deposits	366	—
Operating lease liabilities	(2,431)	(3,300)
Accounts payable	(151)	(6,417)
Accrued expenses and other current liabilities	(4,280)	(2,428)
Deferred revenue	(4,082)	(7,281)
Net cash used in operating activities	(16,798)	(40,178)
Cash flows from investing activities:
Purchases of marketable securities	—	(11,267)
Proceeds from sales and maturities of marketable securities	1,400	12,875
Purchases of property and equipment	(53)	(114)
Proceeds from sale of property and equipment	263	—
Net cash provided by investing activities	1,610	1,494
Cash flows from financing activities:
Proceeds from at the market offering	383	1,313
Proceeds from exercise of stock options	—	83
Proceeds from issuance of short-term borrowings	1,742	—
Payments of principal portion of long-term debt	(929)	(894)
Payments of final payoff of long term debt	(11,803)	—
Payments of debt issuance costs related to long-term debt	—	(103)
Payments of short-term borrowings	(1,742)	—
Payments of finance lease obligations	(27)	(140)
Net cash provided by (used in) financing activities	(12,376)	259
Net decrease in cash, cash equivalents and restricted cash	(27,564)	(38,425)
Cash, cash equivalents and restricted cash at beginning of period	36,030	82,885
Cash, cash equivalents and restricted cash at end of period	$8,466	$44,460
Supplemental cash flow information:
Cash paid for interest	$400	$326
Additions to property and equipment included in accounts payable and accrued expenses	—	$9

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

The two transactions are expected to close in the fourth quarter of 2022, subject to customary closing conditions, including approval of both transactions by the stockholders of Yumanity.

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

Clinical and Regulatory Update

In January 2022, the Food & Drug Administration (the "FDA") placed a partial clinical hold on the Company's future multidose clinical trials of YTX-7739 in the United States. In February 2022, the FDA issued the partial clinical hold letter stating that serious toxicities were observed in preclinical Good Laboratory Practice (“GLP”) toxicology animal studies of YTX-7739. In order for the partial clinical hold to be lifted, FDA requested that the Company implement certain methods for monitoring humans for some of the toxicities observed in animals and demonstrate that other toxicities observed in animals can either be monitored in humans or are not relevant to humans. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s concerns have been addressed. The FDA’s action did not impact the Company’s multidose clinical trial in Europe and is permitting the Company’s planned single dose formulation clinical trial to proceed. The Company has paused its previously planned studies of YTX-7739 while the partial clinical hold is in effect.

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

Since its inception, the Company has funded its operations primarily with equity and debt including proceeds from the Proteostasis Merger. The Company has incurred recurring losses and negative cash flows from operations since inception, including net losses of $3.4 million and $21.6 million for the three and nine months ended September 30, 2022. In addition, as of September 30, 2022, the Company had an accumulated deficit of $208.9 million. The Company expects to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the nine months ended September 30, 2022.

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

As of the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2022, the Company expects that, absent either strategic transaction, its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements early into the first quarter of 2023, which is less than twelve months from the issuance date of these condensed consolidated financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. The Company sold 216,332 shares of common stock under the New Sales Agreement during the nine months ended September 30, 2022 for aggregate net proceeds to the Company of approximately $0.4 million, after deducting sales commissions. As of September 30, 2022, $59.6 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as the Company will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any twelve-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75 million.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements, as of September 30, 2022 and for the three and nine months ended September 30, 2022, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2022 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022. .

Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2021 and the notes thereto, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 24, 2022. There were no changes to significant accounting policies during the three and nine months ended September 30, 2022.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Actual results may differ from those estimates or assumptions.

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for Company credit cards and, as of December 31, 2021, as part of the terms of its office and laboratory space lease. These amounts are classified as restricted cash in the Company’s condensed consolidated balance sheet. In December 2020, in connection with the Proteostasis Merger, the Company acquired Proteostasis’ restricted cash pledged as collateral for its office and laboratory space lease and amended its loan and security agreement to establish an escrow account in the amount of its Paycheck Protection Program loan. After forgiveness of the PPP Loan, in April 2021 the escrowed cash was released and reclassified into cash and cash equivalents. The cash pledged as collateral for Company credit cards is classified as restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2022. The cash pledged as collateral related to the lease was released and reclassified into cash and cash equivalents in September 2022 because the associated lease had terminated (see Note 10). As of September 30, 2022 and 2021, the cash and restricted cash of $8.5 million and $44.5 million, respectively, has been presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $8.4 million and $43.5 million, respectively, and restricted cash of $0.1 million and $1.0 million, respectively.

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

3. Fair Value Measurements and Marketable Securities

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,449	$—	$—	$7,449
	$7,449	$—	$—	$7,449

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,136	$—	$—	$34,136
Marketable securities:
Commercial paper	—	1,399	—	1,399
	$34,136	$1,399	$—	$35,535

Marketable securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The Company’s marketable securities matured during the nine months ended September 30, 2022.

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

The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Merck cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation is being satisfied over the research term as the Company performs the research and development activities through the first substantive option period, and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the upfront payment of $15.0 million was recorded as deferred revenue and was recognized as revenue as the performance obligation was satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. For the three and nine months ended September 30, 2022, the Company recorded less than $0.1 million of collaboration revenue related to the Collaboration Agreement associated with providing the Initial Phase research and development services.

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

In November 2021, the Company delivered one of two data packages associated with the Initial Phase of the research and development services. On December 17, 2021, Merck notified the Company that Merck has accepted the first data package for one program from their research collaboration with the Company relating to ALS and FTLD, and that Merck has elected to continue the research collaboration. Achievement of this milestone triggered a $5.0 million milestone payment due from Merck. Upon Merck electing to advance the research program into the second phase (the "Second Phase"), the Company assessed whether the promised goods and services for the Second Phase are distinct. Based on the facts and circumstances, including but not limited to key differences between the Initial Phase research plan and the Second Phase research plans, including experiments performed and personnel utilized, the Company determined that the Second Phase represents a separate contract with its own performance obligation. The Second Phase performance obligation is being satisfied over the Second Phase research term as the Company performs the research and development activities through the second substantive option period and participates in a Joint Steering Committee to oversee research and development activities. Accordingly, the option payment of $5.0 million was recorded to deferred revenue at December 31, 2021 and during the three and nine months ended September 30, 2022 the Company recognized $1.4 and $4.0 million of collaboration revenue related to the Collaboration Agreement as the Second Phase performance obligation is satisfied. The Company recognizes the Second Phase revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Deferred revenue totals $1.0 million at September 30, 2022 related to the Collaboration Agreement, and it is expected to be recognized in the next twelve months.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$230	$1,763
Accrued external research and development expenses	77	1,633
Accrued professional fees	912	901
Other	13	549
	$1,232	$4,846

In January 2022, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Company recorded a charge of $1.3 million during the nine months ended September 30, 2022, respectively, as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, and certain retention payments, which are expected to result in cash expenditures and will be paid out by December 31, 2022.

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet:

(In thousands)	2022
Beginning balance at December 31, 2021	$—
Restructuring costs, personnel related	985
Cash paid for restructuring costs	(330)
Ending balance at March 31, 2022	655
Restructuring costs, personnel related	412
Cash paid for restructuring costs	(765)
Forfeitures	(31)
Ending balance at June 30, 2022	271
Cash paid for restructuring costs	(150)
Reversal of excess accrual	(121)
Ending balance at September 30, 2022	$—

6. Short-term borrowings

As of September 30, 2022, the Company has paid off short-term borrowings of $1.7 million consisting of a Commercial Insurance Premium Finance and Security Agreement (the “Finance and Security Agreement”) entered into in January 2022. The Finance and Security Agreement has a nine-month repayment period with an annual interest rate of 2.93% and a maturity of September 22, 2022. Collateral under the Finance and Security Agreement included the right, title, and interest in the underlying business insurance policies.

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

8. Stock/Equity-Based Compensation

Restricted Stock Units (RSUs)

On January 14, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSUs based on the February 1, 2021 closing share price of the Company’s common stock with a fair value of $2.2 million. The requisite service period for the awards ranges from one to four years (the vesting period). The Company recognized employee stock-based compensation expense for the RSU grant on a straight-line basis over the vesting period of the awards. During the nine months ended September 30, 2022, there were no RSUs granted and 30,986 were outstanding, and the Company recognized $0.1 and $0.2 million of stock-based compensation expense during the three and nine months ended September 30, 2022.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

	RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	86,225	$17.89
Issued	-	$—
Vested	(33,682)	$17.89
Forfeited	(21,557)	$17.89
Unvested balance at September 30, 2022	30,986	$17.89

Restricted Stock Awards (RSAs)

On November 22, 2021, the Company’s compensation committee of the board approved payment to be made to Company employees through a grant of RSAs based on the December 1, 2021 closing share price of the Company’s common stock with a fair value of $1.2 million. The requisite service period for the awards is one year (the vesting period). The Company recognized employee stock-based compensation expense for the RSA grant on a straight-line basis over the vesting period of the awards. During the nine months ended September 30, 2022, there were no RSAs granted and 77,644 outstanding, and the Company recognized $0.1 and $0.9 million stock-based compensation expense during the three and nine months ended September 30, 2022.

The following table summarizes the Company's RSA activity for the three and nine months ended September 30, 2022:

	RSAs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	305,663	$3.83
Issued	-	$—
Vested	(189,778)	$3.83
Forfeited	(38,241)	$3.83
Unvested balance at September 30, 2022	77,644	$3.83

Summary of plans

Upon completion of the Proteostasis Merger, the Company assumed PTI’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) and PTI’s 2016 Employee Stock Purchase Plan (the “2016 ESPP”).

2016 Stock Option and Incentive Plan

On February 3, 2016, PTI’s stockholders approved the 2016 Plan, which became effective on February 9, 2016. The 2016 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. The number of shares initially reserved for issuance under the 2016 Plan was 79,092 shares. The number of shares of common stock that may be issued under the 2016 Plan will automatically increase each January 1, beginning January 1, 2017, by the lesser of 3% of the shares of the Company’s common stock outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, or are otherwise terminated by the Company under the 2016 Plan and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”) will be added back to the shares of common stock available for issuance under the 2016 Plan. On January 1, 2022, an additional 319,341 shares were reserved for issuance under the 2016 Plan in accordance with the provisions of the 2016 Plan described above. Options granted under the 2016 Plan with service-based vesting conditions generally vest over four years and expire after ten years. As of September 30, 2022 the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan was 945,441, of which 767,985 shares are available for future issuance under the 2016 Plan.

2016 Employee Stock Purchase Plan

On February 3, 2016, PTI’s stockholders approved the 2016 ESPP, which became effective in connection with the completion of the PTI’s initial public offering. A total of 6,938 shares of common stock were initially reserved for issuance under the 2016 ESPP. In addition, the number of shares of common stock that may be issued under the 2016 ESPP will automatically increase each January 1, beginning January 1, 2017, by the lesser of (i) 6,938 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31, or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of September 30, 2022, the total number of shares reserved under the 2016 ESPP was 48,564 shares. The number of shares reserved for issuance under the 2016 ESPP was increased by 6,938 shares effective as of January 1, 2022 in accordance with the provisions of the 2016 ESPP described above.

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

Options granted under the 2018 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of common shares that may be issued under the 2018 Plan is 1,527,210 as of September 30, 2022. Shares that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise) and shares that are withheld upon the exercise of an option or settlement of an award to cover exercise price or tax withholding shall be added back to shares available under the 2018 Plan. As of September 30, 2022, 252,709 shares remain available for issuance under the 2018 Plan.

Under each plan, the exercise price per option granted is not less than the fair market value of common stock as of the date of grant.

2021 Inducement Plan

On June 2, 2021, the Board of Directors approved the adoption of the Company’s 2021 Inducement Plan (the “2021 Plan”),

which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Rule 416 under the Securities Act of 1933. During nine months ended September 30, 2022, the Company issued 17,000 options from the 2021 Plan to purchase common stock. As of September 30, 2022, the total number of shares of the Company’s common stock that may be issued under the 2021 Plan is 400,000 shares of which 246,600 shares are available for future issuance under the 2021 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2021 Plan.

On April 13, 2021, Board of Directors approved the issuance of stock options to purchase 104,000 shares of its common stock. The stock options were issued outside of the Company’s 2021 Plan as an inducement material to the individual’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2022, all 104,000 stock options have been forfeited.

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

Option activity

The following table summarizes the Company’s option activity during nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	1,779,174	$18.99	7.67	—
Granted	17,000	$2.89		—
Exercised	—	—		—
Forfeited	(610,183)	$31.73		—
Outstanding as of September 30, 2022	1,185,991	$11.86	7.54	—
Vested and expected to vest as of September 30, 2022	1,185,991	$11.86	7.54	—

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

Stock/equity-based compensation

The Company recorded stock/equity-based compensation expense related to common stock options and restricted stock units and restricted stock awards in the following expense categories in its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$33	$320	$223	$1,066
General and administrative expenses	876	972	2,962	2,892
	$909	$1,292	$3,185	$3,958

As of September 30, 2022, total unrecognized compensation cost related to unvested options and restricted common stock was $4.9 million, which is expected to be recognized over a weighted average period of 1.56 years.

9. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(3,363)	$(9,956)	$(21,589)	$(29,092)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,855,751	10,304,775	10,817,830	10,239,502
Net loss per share, basic and diluted	$(0.31)	$(0.97)	$(2.00)	$(2.84)

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2022	2021
Options to purchase common stock	1,185,991	1,782,444
Warrants to purchase common stock or shares convertible into common stock	99,986	99,986
Unvested RSUs	30,986	87,052
	1,316,963	1,969,482

10. Leases

On February 28, 2022, the Company entered into two agreements that effectively amended a lease agreement for laboratory space in Boston, Massachusetts. The first agreement terminated the existing license, due to expire in May of 2023, effective March 31, 2022. The second agreement, effective April 1, 2022, created a new lease for approximately 20 percent of the space covered by the original lease with an expiration date of December 31, 2022. The Company agreed to surrender to the lessor the full amount of both the security deposit and the last month’s lease fee held by lessor pursuant to the agreement, totaling approximately $0.8 million, in consideration of the agreement to terminate the original lease. The related lease liability was reduced by $3.2 million with a corresponding reduction of the ROU asset as a result of this modification. The new license agreement decreases the monthly license fee amount from $0.4 million to $0.1 million.

During the three months ended March 31, 2022, the Company determined a triggering event had occurred and performed an impairment test related to the recoverability of the right of use (“ROU”) asset for a leased facility acquired in the Proteostasis Merger (“Merger Premises Lease”). Based on a comparison of undiscounted cash flows to the ROU asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease, contract terms and sublease income potential. This resulted in an impairment charge of $3.9 million, which reflects the excess of the ROU asset carrying value over its fair value.

On May 16, 2022, the Company entered into an agreement that accelerated the termination date of the Merger Premises lease agreement to July 31, 2022, which results in no payment obligations after that date. No other terms of the lease agreement were changed, and no additional costs were incurred related to the change. As a result of the modification, the related lease liability was reduced by $8.6 million with a corresponding reduction of the ROU asset as a result of this modification. As of September 30, 2022, there is no remaining lease liability relating solely to the Merger Premises.

Expense arising from the Merger Premises of $0.2 million and $1.2 million for the three and nine months ended September 30, 2022 and lease income from the Sublease of $0.2 million and $1.2 million for the three and nine months ended September 30, 2022 are classified in operating expense on a net basis.

The Company also leased property and equipment under agreements that are accounted for as finance leases. As of March 31, 2022 the Company entered into an agreement for an early termination of the finance leases, which primarily consisted of laboratory equipment. The remaining finance lease liabilities settled was less than $0.1 million.

The components of lease cost were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating lease cost	$2,935	$4,721
Short-term lease cost	—	—
Variable lease cost	396	458
Finance lease cost:
Amortization of lease assets	8	133
Interest on lease liabilities	1	6
Total finance lease cost	$9	$139

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,536	$4,484
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$1	$6
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$27	$140
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Finance lease liabilities arising from obtaining right- of-use assets	$—	$—
Reduction in operating lease liabilities as a result of lease modifications	$11,844	$—
Reduction in operating right-of-use assets as a result of lease modifications	$11,852	$—

11. Commitments and Contingencies

License agreement

The Company has a tangible property and patent license agreement with Whitehead Institute for Biomedical Research (“Whitehead”) entered into in 2016 and subsequently amended in 2016 and 2018, under which the Company obtained a certain exclusive and non-exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by Whitehead for certain know-how related to specific neurodegenerative diseases. In consideration for the rights granted by the agreement, the Company paid a one-time license fee of less than $0.1 million and issued 300,000 common units valued at $0.8 million. The Company is required to pay annual maintenance fees of up to $0.1 million through the termination of the agreement. The Company is also required to pay up to an aggregate of approximately $1.9 million upon the achievement of certain developmental and regulatory milestones for the first two licensed products under its first indication. The Company is also required to pay additional milestone amounts for subsequent licensed products under its first or subsequent indications, but at a lower rate. The Company did not meet any milestones for the nine months ended September 30, 2022 and the year ended December 31, 2021. The Company must also pay a royalty in the low single digits on future sales by the Company and a mid single to low double digit percentage of certain income received from sublicensees and certain partners. The license agreement remains in effect until the expiration of the last-to-expire patent licensed under the agreement. Whitehead may terminate the agreement upon the Company’s uncured material breach of the agreement, including failure to make required payments under the agreement or to achieve certain milestones, or if the Company becomes insolvent or bankrupt. The Company may terminate the license agreement at any time upon providing certain written notice to Whitehead.

Contingent Value Rights Agreement

In connection with the Proteostasis Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Shareholder Representative Services LLC as representative of the PTI stockholders. The CVR Agreement entitled each holder of Company Common Stock as of immediately prior to the effective time of the Proteostasis Merger to receive certain net proceeds, if any, derived from the grant, sale or transfer of rights of the CF Assets ( the “CF Assets”) to any one of three specified counterparties completed during the nine-month period after the effective time of the Proteostasis Merger (with any potential payment obligations continuing until the 10-year anniversary of the closing of the Proteostasis Merger Agreement). The CVR agreement became effective at the closing of the Proteostasis Merger. Due to the fact that no CF Asset sale was completed by the nine-month anniversary of the effective time of the Proteostasis Merger, the CVRs expired. No liability has been recorded at September 30, 2022 or previous periods associated with the CVRs.

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

Demand Letters

On September 27, 2022, two purported stockholders of the Company sent separate demand letters alleging that the

Registration Statement filed by the Company with the U.S. Securities and Exchange Commission on August 29, 2022 contained certain deficiencies and/or omissions with respect to the Company’s proposed Merger with Kineta. The demands seek additional disclosures to remedy these purported omissions. On October 4, 2022, the Company received an additional demand letter on behalf of a purported stockholder of the Company that made similar allegations. The demand seeks additional disclosures to remedy these purported omissions and includes a draft complaint, which has not been filed, naming the Company and its non-executive directors as defendants alleging that those deficiencies and/or omissions constitute violations by the defendants of Section 14(a) of the Securities

Exchange Act of 1934 and Rule 14a-9 promulgated by the SEC thereunder and violations by the individual defendants of violations of Section 20(a) of the Securities Exchange Act of 1934. On November 4, 2022, the Company received a demand letter from a purported stockholder seeking the inspection of books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law to investigate certain allegations related to the Board’s approval of the proposed transactions with Kineta and Janssen (the “Section 220 Demand”). The Company intends to respond to the Section 220 Demand to the extent required under Delaware law. The Company believes that the allegations in the demands are meritless. At present, the Company is unable to estimate potential losses, if any, related to this matter.

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

Exploration of Strategic Alternatives and Restructuring

In February 2022, we announced that we are exploring strategic alternatives to enhance shareholder value and engaged H.C. Wainwright as our financial advisor to assist in this process. In February 2022, we also began implementation of a strategic restructuring with the objective of preserving capital. In the first quarter of 2022, our board of directors approved a restructuring plan following a review of our operations, cost structure and growth opportunities. The restructuring included a reduction in headcount of approximately 60% across the Company. We recorded a charge of $1.3 million in the nine months ended September 30, 2022 as a result of the restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out by the end of 2022.

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

Our future operations are highly dependent on the success of the Merger with Kineta, which is expected to close in the fourth quarter of 2022.

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

In January 2022, the FDA placed a partial clinical hold on future multidose clinical trials of YTX-7739 in the United States until the FDA’s concerns have been addressed. The FDA has not halted all clinical programming and is permitting a proposed single dose formulation clinical trial to proceed. In February 2022, the FDA issued the partial clinical hold letter stating that serious toxicities were observed in preclinical Good Laboratory Practice (“GLP”) toxicology animal studies of YTX-7739. In order for the partial clinical hold to be lifted, FDA requested that Yumanity implement certain methods for monitoring humans for some of the toxicities observed in animals and demonstrate that other toxicities observed in animals can either be monitored in humans or are not relevant to humans. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s concerns have been addressed. The FDA’s action did not impact our multidose clinical trial in Europe and is permitting our planned single dose formulation clinical trial to proceed. We have paused our previously planned studies of YTX-7739 while the partial clinical hold is in effect.

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

After 28 days of treatment, the 20 mg dose given once-daily reduced the fatty acid desaturation index (FA-DI), a biomarker of SCD inhibition, by approximately 20%-40%, the range expected to be clinically relevant based on preclinical studies. Target engagement in the cerebrospinal fluid suggested that YTX-7739 effectively crossed the blood-brain barrier. Additionally, the pharmacokinetic/pharmacodynamic profile of YTX-7739 was consistent with previous studies and we believe this profile informs dose selection for future studies.

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

Financial Update

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $21.6 million and $29.1 million, respectively, for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, we had an accumulated deficit of $208.9 million.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, manufacturing and distribution activities. We also expect to incur additional costs associated with operating as a public company. We expect to continue to incur significant operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the nine months ended September 30, 2022.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $8.4 million. As of the issuance date of the condensed consolidated financials for the periods ended September 30, 2022, we expect that, absent completing either strategic transaction, our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses early into the first quarter of 2023 and therefore substantial doubt exists about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations or execute other strategic alternatives.

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

We will pay Jefferies up to 3% of the gross proceeds from any common stock sold through the New Sales Agreement. We sold 216,332 shares of common stock under the New Sales Agreement during the nine months ended September 30, 2022 for gross proceeds of $0.4 million and for aggregate net proceeds to us of approximately $0.4 million, after deducting sales commissions. As of September 30, 2022, $59.6 million of common stock remained available for future issuance under the New Sales Agreement, although these amounts may be limited as we will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the company. Therefore, we will be limited in the amount of proceeds it is able to raise by selling shares of our common stock using its Form S-3 until such time as our public float exceeds $75 million.

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

We will record revenue over the research term as we satisfy our performance obligations under the Collaboration Agreement. Accordingly, the $15.0 million upfront payment has been recognized and the $5.0 million milestone payment is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. We recorded $4.1 million and $7.3 million of collaboration revenue during the nine months ended September 30, 2022 and 2021, respectively, and deferred revenue totals $1.0 million at September 30, 2022 related to the Collaboration Agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$1,402	$1,635	$(233)
Operating expenses:
Research and development	726	6,624	(5,898)
General and administrative	4,180	4,513	(333)
Impairment loss	—	—	—
Total operating expenses	4,906	11,137	(6,231)
Loss from operations	(3,504)	(9,502)	5,998
Other income (expense):
Interest expense	(3)	(454)	451
Interest income and other income (expense), net	144	—	144
Total other income (expense), net	141	(454)	595
Net loss	$(3,363)	$(9,956)	$6,593

Collaboration Revenue

Collaboration revenue recognized during the three months ended September 30, 2022 of $1.4 million was related to our Collaboration Agreement with Merck. The milestone payment of $5.0 million received in February 2022 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$141	$2,163	(2,022)
YTX-9184	4	546	(542)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	203	717	(514)
Personnel related (including equity-based compensation)	69	1,930	(1,861)
Facility related and other	309	1,268	(959)
Total research and development expenses	$726	$6,624	$(5,898)

Research and development expenses were $0.7 million for the three months ended September 30, 2022, a decrease of $5.9 million from $6.6 million for the three months ended September 30, 2021. Direct expenses of our YTX-7739 program decreased by $2.0 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Overall costs of the YTX-7739 clinical programs declined sharply as a result of our pause in early 2022 of previously planned clinical studies while the partial clinical hold is in effect with the FDA. Direct expenses of our YTX-9184 program decreased by $0.5 million from $0.5 million for the three months ended September 30, 2021 to less than $0.1 million for the three months ended September 30, 2022. The change was primarily due to the decision in late 2021 not to pursue near-term clinical studies of YTX-9184. Platform and other early-stage research external costs decreased by $0.5 million from $0.7 million in the three months ended September 30, 2021 to $0.2 million in the three months ended September 30, 2022. This change was primarily due to decreased laboratory activities in the three months ended September 30, 2022 after we announced a restructuring that eliminated approximately 60% of our workforce. That restructuring also impacted personnel related costs which decreased by $1.9 million to $0.1 million in the three months ended September 30, 2022. Facility related and other costs decreased $1.0 million, mostly due to the amendment in February 2022 of our headquarters lease which reduced lease expense by approximately 80%. The decrease was also partially due to the change in the proportion of research and development personnel that made up total personnel, resulting in a decreased allocation of facility related costs.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including equity-based compensation)	$1,362	$2,139	(777)
Professional and consultant fees	1,897	1,164	733
Facility related and other	921	1,210	(289)
Total general and administrative expenses	$4,180	$4,513	$(333)

General and administrative expenses were $4.2 million for the three months ended September 30, 2022, a decrease of $0.3 million from $4.5 million for the three months ended September 30, 2021. The decrease of $0.8 million in personnel related costs was primarily due to the restructuring announced in February 2022. Personnel-related costs for each of the three months ended September 30, 2022 and 2021 included stock/equity-based compensation of $0.9 million and $1.0 million, respectively. Professional and consultant fees increased by $0.7 million primarily due to higher legal and audit fees incurred to file a Registration Statement on Form S-4 related to the Merger Agreement with Kineta and the Asset Purchase Agreement with Janssen. Facility and other related costs decreased by $0.3 million primarily due to the change in the proportion of general and administrative personnel that made up total personnel, resulting in an increased allocation of facility related costs.

Other Income (Expense)

Other income (expense) changed by $0.6 million to net other income of $0.1 million for the three months ended September 30, 2022 from net other expense of $0.5 million for the three months ended September 30, 2021, primarily due to reduction of interest expense by $0.5 million due to the extinguishment of the Term Loan in February 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$4,081	$7,282	$(3,201)
Operating expenses:
Research and development	6,764	20,729	(13,965)
General and administrative	14,562	15,277	(715)
Impairment loss	3,903	—	3,903
Total operating expenses	25,229	36,006	(10,777)
Loss from operations	(21,148)	(28,724)	7,576
Other income (expense):
Interest expense	(219)	(1,407)	1,188
Interest income and other income (expense), net	(22)	(95)	73
Loss on debt extinguishment	(200)	1,134	(1,334)
Total other income (expense), net	(441)	(368)	(73)
Net loss	$(21,589)	$(29,092)	$7,503

Collaboration Revenue

Collaboration revenue recognized during the nine months ended September 30, 2022 of $4.1 million was related to our Collaboration Agreement with Merck. The milestone payment of $5.0 million received in February 2022 was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method as research and development is being performed.

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
YTX-7739	$2,107	$6,281	$(4,174)
YTX-9184	117	1,691	(1,574)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	545	2,517	(1,972)
Personnel related (including equity-based compensation)	2,118	6,084	(3,966)
Facility related and other	1,877	4,156	(2,279)
Total research and development expenses	$6,764	$20,729	$(13,965)

Research and development expenses were $6.8 million for the nine months ended September 30, 2022, a decrease of $14.0 million from $20.7 million for the nine months ended September 30, 2021. Direct expenses of our YTX-7739 program decreased by $4.2 million to $2.1 million in the nine months ended September 30, 2022 from $6.3 million in the nine months ended September 30, 2021. Overall costs of the YTX-7739 clinical programs declined as a result of our pause in early 2022 of previously planned clinical studies while the partial clinical hold is in effect with the FDA. Direct expenses of our YTX-9184 program decreased by $1.6 million from $1.7 million for the nine months ended September 30, 2021 to $0.1 million for the nine months ended September 30, 2022. The change was primarily due to the decision in late 2021 not to pursue near-term clinical studies of YTX-9184. Platform and other early-stage research external costs decreased by $2.0 million from $2.5 million in the nine months ended September 30, 2021 to $0.5 million in the nine months ended September 30, 2022. This change was primarily due to decreased laboratory activities in the nine months ended September 30, 2022 after we announced a restructuring in February 2022 that eliminated approximately 60% of our workforce. That restructuring also impacted personnel related costs which decreased by $4.0 million to $2.1 million in the nine months ended September 30, 2022. Facility related and other costs decreased $2.3 million, mostly due to the amendment in February 2022 of our headquarters lease which reduced lease expense by approximately 80%. The decrease was also partially due to the change in the proportion of research and development personnel that made up total personnel, resulting in a decreased allocation of facility related costs.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including equity-based compensation)	$6,023	$6,546	(523)
Professional and consultant fees	5,296	4,652	644
Facility related and other	3,243	4,079	(836)
Total general and administrative expenses	$14,562	$15,277	$(715)

General and administrative expenses were $14.6million for the nine months ended September 30, 2022, a decrease of $0.7 million from $15.3 million for the nine months ended September 30, 2021. The decrease of $0.5 million in personnel related costs was primarily due to the restructuring announced in February 2022. Personnel-related costs for each of the nine months ended September 30, 2022 and 2021 included stock/equity-based compensation of $3.0 million and $2.9 million, respectively. Professional and consultant fees increased by $0.6 million, primarily due to higher legal, investment banking and audit fees incurred related to the Merger Agreement with Kineta and the Asset Purchase Agreement with Janssen and the subsequent filing of a Registration Statement on Form S-4 . Facility and other related costs decreased by $0.8 million, primarily due to the amendment in February 2022 of our headquarters lease which reduced lease expense by approximately 80%.

Other Income (Expense)

Other income (expense) changed by less than $0.1 million to net other expense of $0.4 million for the nine months ended September 30, 2022 from net other expense of $0.4 million for the nine months ended September 30, 2021, as $1.4 million of interest expense in the nine months ended September 30, 2021 was offset by the $1.1 million gain on extinguishment of a PPP loan recorded in the period ended March 31, 2021, compared with $0.2 million of interest expense in the nine months ended September 30, 2022 and a $0.2 million loss on extinguishment of our long-term debt during the period ended September 30, 2022.

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

As of the issuance date of the condensed consolidated financial statements for the quarter ended September 30, 2022, we expect that, absent either strategic transaction, our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses early into the first quarter of 2023. We expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the nine months ended September 30, 2022. These conditions give rise to substantial doubt over our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(16,798)	$(40,178)
Cash provided by investing activities	1,610	1,494
Cash provided by (used in) financing activities	(12,376)	259
Net decrease in cash, cash equivalents, and restricted cash	$(27,564)	$(38,425)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, operating activities used $16.8 million of cash, resulting from our net loss of $21.6 million, primarily due to net cash changes in our working capital of $5.1 million offset by the add back of non-cash charges of $9.8 million, which included $2.4 million of non-cash lease expense, $3.9 million of loss on extinguishment of a lease, and $3.2 million of stock/equity-based compensation expense. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted of a $2.4 million decrease in operating lease liabilities (see Note 10 to the financial statements) and a $4.1 million decrease in deferred revenue due to the recognition of revenue related to the Collaboration Agreement (see Note 4 to the financial statements). Additionally, there was a $4.4 million decrease in accounts payable and accrued expenses and other current liabilities, primarily due to payment of $1.5 million of 2021 performance bonuses.

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

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $1.6 million, primarily related to the maturity of $1.4 million of marketable debt securities.

During the nine months ended September 30, 2021, net cash provided by investing activities was $1.5 million, primarily related to net cash of $1.6 million provided by net sales of marketable securities offset by $0.1 million of purchases of property and equipment.

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $12.4 million, consisting primarily of $12.7 million of payments of debt principal, offset by $0.4 million in proceeds from the ATM program.

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

Paycheck Protection Program Loan

In April 2020, prior to entering into the Proteostasis Merger Agreement in August 2020, we issued a Promissory Note to Silicon Valley Bank, pursuant to which we received loan proceeds of $1.1 million (the “PPP Loan”), provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration. The PPP Loan was unsecured, was scheduled to mature on April 24, 2022, and had a fixed interest rate of 1.0% per annum. Equal monthly payments of principal and interest were to begin commencing in August 2021 until the maturity date. Interest would have accrued on the unpaid principal balance from the inception date of the loan. Forgiveness of the PPP Loan was only available for principal that is used for the limited purposes that expressly qualify for forgiveness under U.S. Small Business Administration requirements. On April 3, 2021, we were notified by Silicon Valley Bank that our forgiveness application was accepted by the Small Business Association as of March 30, 2021. Accordingly, we have recognized $1.1 million in income for debt extinguishment as of September 30, 2021.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2022, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The Merger Agreement has set an exchange ratio for the Kineta capital stock based on (A) the fully diluted capitalization of the parties as of closing, taking into account Kineta’s outstanding stock options, warrants and restricted stock units and our outstanding stock options, warrants, restricted stock units and restricted stock awards and (B) a valuation of us equal to $34,000,000, subject to adjustment as described in the Merger Agreement, and a valuation of Kineta equal to $194,000,000, and subject to adjustment for the reverse stock split to be implemented prior to the consummation of the Merger. Applying the estimated exchange ratio of 0.59, and after giving effect to the issuance of our common stock to certain investors (the “PIPE Investors”) in a private placement transaction for an aggregate purchase price of approximately $30.0 million (the “Private Placement"), current holders of Kineta’s capital stock, restricted stock units and options and warrants to purchase shares of Kineta common stock, are expected to own, or hold rights to acquire, in the aggregate approximately 68.2% of the Yumanity common stock on a fully diluted basis as described in the Merger Agreement, and Yumanity’s current stockholders, warrantholders, optionholders and holders of restricted stock units and restricted stock awards are expected to own, or hold rights to acquire, in the aggregate approximately 12.0% of Yumanity common stock on a fully diluted basis as described in the Merger Agreement.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Kineta’s securityholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Kineta’s securityholders could receive Merger consideration with substantially greater value than the value of such Merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Kineta’s securityholders could receive Merger consideration with substantially lower value than the value of such Merger consideration on the date of the Merger Agreement. Because the exchange ratio set forth in the Merger Agreement does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration payable to Kineta’s securityholders pursuant to the Merger Agreement.

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

Before the Merger can be completed, our stockholders must approve the issuance of shares of our common stock in the Merger in accordance with the terms of the Merger Agreement and the change of control resulting from the Merger, the amendment to our certificate of incorporation effecting a reverse stock split, and the issuance of shares of our common stock to the PIPE Investors in the Private Placement, and Kineta shareholders must adopt the Merger Agreement and approve the transactions contemplated in the Merger Agreement. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

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

For example, we are party to post-employment arrangements with our executive officers pursuant to their employment agreements that may result in the receipt by such executive officers of cash severance payments and other benefits with a total value of approximately $2.4 million (collectively and not individually), but not including the value of any accelerated vesting of our equity awards held by those officers. Additionally, certain of our officers are eligible to receive transaction success bonuses in connection with the closing of the transactions and our officers and directors are parties to the support agreements with Kineta.

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

Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined organization following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger and prior to taking into account the Private Placement, our current stockholders will own a smaller percentage of the combined organization than their ownership in Yumanity prior to the Merger. Immediately after the Merger and after giving effect to the Private Placement, it is currently estimated that Kineta securityholders will own, or hold rights to acquire, approximately 68.2% of the combined organization on a fully diluted basis as described in the Merger Agreement, and our securityholders, whose shares of Yumanity common stock will remain outstanding after the Merger, will own, or hold rights to acquire, approximately 12.0% of the combined organization on a fully diluted basis as described in the Merger Agreement. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement.

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

The combined organization may need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined organization’s stockholders or restrict the combined organization’s operations or impact its proprietary rights.

The combined organization may be required to raise additional funds sooner than currently planned. The Merger Agreement conditions the completion of the Merger upon our having a minimum of $7,500,000 in net cash and a minimum aggregate amount of cash proceeds of $27,500,000 received by us from the Private Placement and any other interim financing by Kineta prior to the closing of the Merger, but if either or both of us or Kineta hold less cash at the time of the closing of the Merger than the parties currently expect, the combined organization will need to raise additional capital sooner than expected. Additional financing may not be available to the combined organization when it needs it or may not be available on favorable terms. To the extent that the combined organization raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined organization’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined organization’s common stock. Any debt financing the combined organization enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined organization’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined organization raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined organization’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined organization.

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

The Merger will cause the combined organization to incur significant transaction costs.

The combined organization will incur significant transaction costs as a result of the Merger, including investment banking, legal and accounting fees. In addition, the combined organization will incur significant operating expenses which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed estimates and may have an adverse effect on the combined organization’s financial condition and operating results.

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

We could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. For example, on September 27, 2022 and October 4, 2022, three purported stockholders of ours sent separate demand letters alleging that the Registration Statement filed by us with the U.S. Securities and Exchange Commission on August 29, 2022 contained certain deficiencies and/or omissions with respect to our proposed Merger with Kineta. The demands seek additional disclosures to remedy these purported omissions. We believe that the allegations in the demands are meritless. On November 4, 2022, we received a demand letter from a purported stockholder seeking the inspection of our books and records pursuant to Section 220 of the Delaware General Corporation Law related to the Board’s approval of the proposed transactions with Kineta and Janssen (the “Section 220 Demand”). We intend to respond to the Section 220 Demand to the extent required under Delaware law. If additional similar demands are received, absent new or significantly different assertions, we will not necessarily disclose such additional demands.

Such demands or litigation may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of either us or Kineta or both parties if the costs associated with such demands or litigation are significant enough.

H.C. Wainwright & Co. acted as a financial advisor to both us and Kineta, which potential conflict of interest could affect its advice to Yumanity.

We and Kineta both engaged Wainwright as our respective financial advisor to assist with a strategic transaction prior to the time at which either party entered into discussions with the other. While separate and different teams at Wainwright advised each of us and Kineta, there can be no assurances that the fact that Wainwright acted as the financial advisor to both parties to the Merger did not impact the advice that Wainwright delivered to either or both parties. Upon learning of Kineta’s engagement of Wainwright and the potential conflict of interest created by such engagement, we took steps to mitigate any potential conflict, including conducting all substantive negotiations through our management without the participation of Wainwright and engaging an independent financial advisor to provide fairness opinions for the Asset Sale and Merger. However, neither party can be certain that the terms of the Merger were not impacted by the potential conflict of interest.

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

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the nine months ended September 30, 2022. As of September 30, 2022, we have an accumulated deficit of $208.9 million and cash, cash equivalents and marketable securities of $8.4 million. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for 12 months from the issuance of the condensed consolidated financial statements.

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

We have generated limited revenue to date from our collaboration agreement with Merck, and have not generated revenue from any product sales. Our assets currently consist primarily of cash, cash equivalents and marketable securities, our intellectual property portfolio, license and collaboration agreements, our remaining assets, our listing on The Nasdaq Capital Market, the Merger Agreement with Kineta and the proposed Asset Sale with Janssen. While we have entered into the Merger Agreement with Kineta, the consummation of the Merger with Kineta may be delayed or may not occur at all. If the Merger is not completed, our board of directors may elect to pursue an alternative strategic transaction similar to the proposed Merger with Kineta. Attempting to complete an alternative transaction will be costly and time consuming. If the Merger with Kineta is not completed and our board of directors determines to pursue an alternative transaction, the terms of any such alternative transaction may not be as favorable to us and our stockholders as the terms of the Merger with Kineta. Additionally, we would be subject to all the risks and uncertainties involved in securing such transaction, and we can make no assurances that such an alternative transaction would occur at all. Further, if the Merger with Kineta is not completed and the Asset Sale with Janssen is completed, we will not have a viable operating business. Even if the Asset Sale is not completed, we would require a significant amount of time and financial resources to pursue the development of our product candidates. There is no assurance that we could raise sufficient capital to support these efforts, that our development efforts would be successful or that we could successfully obtain the regulatory approvals required to market any product candidate we pursued.

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

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger and the Asset Sale

As of September 30, 2022, we had only eight full-time employees. Our ability to successfully complete the Merger and the Asset Sale depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger or the Asset Sale, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future.

We have funded our operations to date through proceeds from collaborations and sales of preferred units and our common stock. From our inception through September 30, 2022, we have received gross proceeds of $158.9 million from such transactions. As of September 30, 2022, our cash, cash equivalents and marketable securities were $8.4 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $208.9 million as of September 30, 2022.

In February 2022, we announced that our board of directors approved a strategic restructuring with the objective of preserving capital. As part of the restructuring, we eliminated approximately 60% of our workforce among other actions to reduce cash burn while we explore strategic alternatives. There can be no assurance of success in reducing our cash burn.

Substantially all of our operating losses have resulted from costs incurred in connection with general and administrative costs associated with our operations, and our research and development programs, including for our preclinical and clinical product candidates and our discovery engine platform. As of the issuance date of the condensed consolidated financial statements for the quarter ended September 30, 2022, we expect that, absent either strategic transaction our existing cash, cash equivalents and marketable securities will fund our operating expenses early into the first quarter of 2023. We expect to continue to generate operating losses for the foreseeable future, although at reduced expected levels as a result of restructuring actions taken in the nine months ended September 30, 2022. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates and we do not know when, or if, we will do so. If the Asset Sale is completed, we will sell substantially all of our assets to Janssen. In the event the Asset Sale is not completed, we do not anticipate generating any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
considerable time and expense to respond to the partial clinical hold that has been placed on our IND application for YTX-7739 by the FDA due to serious toxicities observed in preclinical Good Laboratory Practice (“GLP”) toxicology animal studies, and no assurance can be given that the FDA will remove the partial clinical hold in which case our business and prospects will likely suffer material adverse consequences;

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

As of September 30, 2022, our cash, cash equivalents and marketable securities were $8.4 million. If the Asset Sale is not completed, we will require additional funding to advance clinical trials of YTX-7739 and other planned early development of other programs generated by our discovery engine platform. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in future clinical trials for YTX-7739. Developing small-molecule products is expensive. If the Asset Sale is not completed, we expect our discovery, research, and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials. We may also need additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate.

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

Based on our public float, as of the date of the filing of this Quarterly Report on Form 10-Q, we are only permitted to utilize a “shelf” registration statement, including the registration statement under which our Open Market Sale AgreementSM with Jefferies LLC is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

In January 2022, the FDA placed a partial clinical hold on multidose clinical trials of YTX-7739. In February 2022, the FDA issued the partial clinical hold letter stating that serious toxicities were observed in preclinical GLP toxicology animal studies of YTX-7739. In order for the partial clinical hold to be lifted, the FDA requested that we implement certain methods for monitoring humans for some of the toxicities observed in animals and demonstrate that other toxicities observed in animals can either be monitored in humans or are not relevant to humans. The partial clinical hold suspends initiation of multiple dose clinical trials in the U.S. until the FDA’s concerns have been addressed. The FDA has not halted all clinical programming and is permitting our planned single dose formulation clinical trial to proceed, although we have paused our previously planned studies of YTX-7739 while the partial clinical hold is pending. If the Asset Sale is not completed, it may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address FDA’s concerns. Even if we are able to fully respond to the FDA’s questions, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the partial clinical hold. It is possible that we will be unable to fully address the FDA’s questions and as a result the partial clinical hold may never be lifted and we may never be able to begin multidose clinical trials of YTX-7739 in the U.S.

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
•
we may decide, or regulatory authorities may require us, to conduct additional clinical trials or abandon product development programs;
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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the U.S. Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, biologics license application (BLA) or comparable marketing approval must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing studies or clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets.

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
•
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales.

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

In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy, and other regulatory requirements of other countries. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or other comparable foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States, as well as other risks. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

We are also aware of U.S. and foreign patents and applications owned by a third party claiming certain compositions of matter and methods of use which we expect to expire in 2031. While we believe that we have reasonable defenses against a claim of infringement, including non-infringement and invalidity, there can be no assurance that we will prevail in any such action by the holder of these patents. As of the date of this Quarterly Report on Form 10-Q, we are not party to any material ongoing litigation related to intellectual property infringement, but in the event such patents were enforced against us and deemed to cover one or more of our products, and our defenses were unsuccessful, we would then need to obtain a license to these patents, which license may not be available on commercially reasonable terms, or at all. As a result, if the Asset Sale is not completed, we may not be free to manufacture or market our products, including YTX-7739, if approved, prior to expiration of such patents.

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The daily closing market price for our common stock has varied between a high price of $8.99 on November 8, 2021 and a low price of $0.97 on March 11, 2022 in the twelve-month period ending on November 7, 2022. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased your shares. The market price for our common stock may be influenced by many factors, including:

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

As of September 30, 2022, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 37.3% of our outstanding voting stock. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

2.1++

Asset Purchase Agreement, dated as of June 5, 2022, by and between the Registrant and Janssen Pharmaceutica NV (included as Annex E to the proxy statement/prospectus/information statement forming a part of this Registration Statement) on Form S-4 (File No. 333-267127) as filed with the SEC on August 29, 2022 and incorporated herein by reference.

2.2++

Agreement and Plan of Merger, dated as of June 5, 2022, by and among Yumanity Therapeutics, Inc., Yacht Merger Sub, Inc. and Kineta, Inc. (included as Annex A to the proxy statement/prospectus/information statement forming a part of the Registration Statement) on Form S-4 (File No. 333-267127) as filed with the SEC on August 29, 2022 and herein incorporated by reference.

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

10.1

Form of Amendment No. 1 to Securities Agreement, dated as of October 24, 2022, by and among the Registrant, each of the institutional investors named therein and Kineta, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 24, 2022 and incorporated herein by reference).

10.2

Form of Amendment No. 1 to Registration Rights Agreement, dated as of October 24, 2022, by and between the Registrant and each of the institutional investors named therein (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 24, 2022 and incorporated herein by reference).

10.3

Form of Stock Purchase Warrant issued by Kineta, Inc. to the PIPE Investors, dated as of October 24, 2022 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 24, 2022 and incorporated herein by reference).

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

Yumanity Therapeutics, Inc.

Date: November 14, 2022	By:	/s/ Richard Peters
Richard Peters
President, Chief Executive Officer and Principal Executive Officer

Date: November 14, 2022	By:	/s/ Michael Wyzga
Michael Wyzga
Chief Financial Officer and Principal Financial Officer