Form 10-Q
period 2023-03-31
KINETA, INC./DE
filed 2023-05-11
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of May 9, 2023 was 9,490,302.

i

EXPLANATORY NOTE

On December 16, 2022, Yumanity Therapeutics, Inc. (“Yumanity”) completed its previously announced merger transaction with Kineta Operating, Inc. (formerly Kineta, Inc.) (“Private Kineta”) in accordance with the terms of the Agreement and Plan of Merger, dated as of June 5, 2022, as amended on December 5, 2022 (the “Merger Agreement”), by and among Yumanity, Private Kineta and Yacht Merger Sub, Inc., a wholly-owned subsidiary of Yumanity (“Merger Sub”), pursuant to which Merger Sub merged with and into Private Kineta, with Private Kineta surviving such merger as a wholly-owned subsidiary of Yumanity (the “Merger”). The surviving corporation from the Merger subsequently merged with and into Kineta Operating, LLC, with Kineta Operating, LLC being the surviving corporation. On December 16, 2022, in connection with, and prior to the completion of, the Merger, Yumanity effected a 1-for-7 reverse stock split of its common stock. Immediately following the Merger, Yumanity changed its name to “Kineta, Inc.”

Unless the context otherwise requires, references to the “Company,” “Kineta,” the “combined organization,” “we,” “our” or “us” in this Quarterly Report on Form 10-Q refer to Private Kineta and its subsidiaries prior to completion of the Merger and to Kineta, Inc. and its subsidiaries after completion of the Merger. In addition, references to “Yumanity” refer to the registrant prior to the completion of the Merger.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by the use of terms such as “expect,” “will,” “continue,” “believe,” “estimate,” “aim,” “project,” “intend,” “should,” “is to be,” or similar expressions, and variations or negatives of these words, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from results expressed or implied in this Quarterly Report on Form 10-Q. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and under similar headings in the documents that are incorporated by reference herein. Moreover, we operate in a very competitive and rapidly changing environment.

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

The forward-looking statements made by us in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference speak only as of the date of such statement. Except to the extent required under the federal securities laws and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, you are advised to consult any additional disclosures we make in the documents that we file with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KINETA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$9,238	$13,143
Prepaid expenses and other current assets	331	457
Total current assets	9,569	13,600
Property and equipment, net	72	249
Operating right-of-use asset	1,034	1,211
Rights from Private Placement	2,250	2,250
Restricted cash	125	125
Total assets	$13,050	$17,435
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,835	$6,635
Accrued expenses and other current liabilities	1,052	3,527
Deferred revenue	161	442
Operating lease liability, current portion	871	843
Finance lease liabilities, current portion	41	40
Total current liabilities	11,960	11,487
Notes payable	754	748
Operating lease liability, net of current portion	319	547
Finance lease liabilities, net of current portion	73	83
Total liabilities	13,106	12,865
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 125,000 shares authorized as of March 31, 2023 and December 31, 2022; 8,531 and 8,318 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	8
Additional paid-in capital	157,959	156,106
Accumulated deficit	(158,141)	(151,690)
Total stockholders’ equity (deficit) attributable to Kineta, Inc.	(173)	4,424
Noncontrolling interest	117	146
Total stockholders’ equity (deficit)	(56)	4,570
Total liabilities and stockholders’ equity (deficit)	$13,050	$17,435

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Collaboration revenues	$281	$—
Licensing revenues	—	358
Grant revenues	—	75
Total revenues	281	433
Operating expenses:
Research and development	2,843	4,023
General and administrative	3,924	1,609
Total operating expenses	6,767	5,632
Loss from operations	(6,486)	(5,199)
Other (expense) income:
Interest expense (with related parties $0 for the three months ended March 31, 2023 and $489 for the three months ended March 31, 2022)	(23)	(584)
Change in fair value measurement of notes payable	(6)	142
Gain on extinguishments of debt, net	—	669
Other (expense) income, net	35	(3)
Total other expense, net	6	224
Net loss	$(6,480)	$(4,975)
Net (loss) income attributable to noncontrolling interest	(29)	1
Net loss attributable to Kineta, Inc.	$(6,451)	$(4,976)
Net loss per share, basic and diluted	$(0.77)	$(1.07)
Weighted-average shares outstanding, basic and diluted	8,361	4,663

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Deficit Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Deficit
Balance as of December 31, 2021	4,656	$5	76,137	$(88,282)	$(12,140)	$191	$(11,949)
Issuance of common stock	3	—	98	—	98	—	98
Issuance of common stock upon extinguishment of notes payable and accrued interest	9	—	235	—	235	—	235
Issuance of common stock upon exercise of warrants	1	—	—	—	—	—	—
Stock-based compensation	—	—	285	—	285	—	285
Net loss	—	—	—	(4,976)	(4,976)	1	(4,975)
Balance as of March 31, 2022	4,669	$5	$76,755	$(93,258)	$(16,498)	$192	$(16,306)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of December 31, 2022	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock	127	1	751	—	752	—	752
Issuance of common stock upon exercise of warrants	51	—	7	—	7	—	7
Issuance of common stock upon vesting of RSUs	23	—	—	—	—	—	—
Issuance of common stock for services	12	—	41	—	41	—	41
Stock-based compensation	—	—	1,054	—	1,054	—	1,054
Net loss	—	—	—	(6,451)	(6,451)	(29)	(6,480)
Balance as of March 31, 2023	8,531	$9	$157,959	$(158,141)	$(173)	$117	$(56)

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(6,480)	$(4,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of notes payable	6	(142)
Non-cash stock-based compensation	1,054	285
Non-cash operating lease expense	177	159
Depreciation and amortization	2	16
Warrants issued for services	41	—
Gain on extinguishments of debt, net	—	(669)
Non-cash interest expense	10	107
Gain on disposal of asset	(110)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	126	(109)
Accounts payable	3,200	1,084
Accrued expenses and other current liabilities	(2,485)	(600)
Operating lease liability	(200)	(174)
Deferred revenue	(281)	(358)
Net cash used in operating activities	(4,940)	(5,376)
Investing activities:
Purchases of property and equipment	—	(15)
Proceeds from sale of property and equipment	285	—
Net cash provided by (used in) investing activities	285	(15)
Financing activities:
Proceeds from notes payable	—	2,400
Proceeds from issuance of common stock	752	98
Proceeds from exercise of warrants	7	—
Repayments of notes payable	—	(4,000)
Repayments of finance lease liabilities	(9)	(7)
Net cash provided by (used in) financing activities	750	(1,509)
Net change in cash and restricted cash	(3,905)	(6,900)
Cash and restricted cash at beginning of year	13,268	11,219
Cash and restricted cash at end of year	$9,363	$4,319
Components of cash and restricted cash:
Cash	$9,238	$4,244
Restricted cash	125	75
Total cash and restricted cash	$9,363	$4,319
Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$477

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Liquidity

Description of Business

Kineta, Inc. (formerly Yumanity Therapeutics, Inc.) (together with its subsidiaries, the “Company”) is headquartered in Seattle, Washington.

The Company is a clinical-stage biotechnology company focused on developing new innovative therapies in the field of immuno-oncology and cancer. The Company also has drug programs in neurology (chronic pain) and an antiviral drug program in development for arenaviruses such as Lassa fever. Kineta Chronic Pain, LLC (“KCP”) was formed to develop new innovative therapies for pain management. Kineta Viral Hemorrhagic Fever, LLC (“KVHF”) was formed to develop a direct acting anti-viral therapy for the treatment of emerging diseases.

As of March 31, 2023 and December 31, 2022, the Company owns a majority interest of the outstanding issued equity of KCP and all of the outstanding issued equity of KVHF.

Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023 and May 1, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on July 25, 2023.

Liquidity

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of March 31, 2023, had an accumulated deficit of $158.1 million. The net loss attributable to the Company was $6.5 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had unrestricted cash of $9.2 million. The Company’s cash as of March 31, 2023, together with the $5.5 million net proceeds received in April 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025.

The Company will need to raise additional capital to support its long-term plans and to complete clinical trials. The Company intends to raise additional debt and equity financings from its current investors as well as prospective investors and may receive milestone payments from its license agreements, or other sources. However, there is no guarantee that any of these additional financings or opportunities will be executed or realized on acceptable terms, if at all. The Company’s ability to raise additional capital through either the issuance of equity or debt is dependent on a number of factors including, but not limited to, Company prospects, which itself is subject to a number of development and business risks and uncertainties, as well as uncertainty about whether the Company would be able to raise such additional capital at a price or on terms that are acceptable.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements, as of March 31, 2023 and for the three months ended March 31, 2023, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “2022 Annual Report on Form 10-K”). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2023 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable SEC rules regarding annual financial reporting. The condensed consolidated financial statements include all accounts of the Company, its majority owned subsidiary KCP, and its wholly owned subsidiary, KVHF. All intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling interest in the accompanying condensed consolidated financial statements represents the proportionate share of equity which is not held by the Company. Net income (loss) of the non-wholly owned consolidated subsidiary is allocated to the Company and the holder(s) of the noncontrolling interests in proportion to their percentage ownership considering any preferences specific to the form of equity of the subsidiaries.

Revenue Recognition

Collaboration Revenues

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Collaboration Agreement”) with Merck & Co., Inc. to support research, development and commercialization of products for treatment of amyotrophic lateral sclerosis and frontotemporal lobar dementia. As of March 31, 2023, the Company had $161,000 in deferred revenue under the Merck Collaboration Agreement. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete.

Accounting Pronouncements Recently Adopted

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2020-08, “Codification Improvements to Subtopic 718-740, Compensation—Stock Compensation”. This ASU makes several improvements to the guidance in Subtopic 718-740, which addresses stock compensation. The adoption of ASU 2020-08 did not have a material impact on the consolidated financial statements.

3.
Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, and accounts payable, approximate fair value due to the short-term nature of those instruments.

2022 & 2020 Notes Payable

The Company elected the fair value option to account for certain convertible notes payable and notes payable, referred to as the 2022 convertible notes, 2020 convertible notes and 2020 notes (see Note 5), respectively, and collectively the 2022 & 2020 notes payable. The 2020 convertible notes and 2020 notes are referred to as the 2020 notes payable. Upon the closing of the Merger in December 2022, the 2022 convertible notes and 2020 convertible notes were settled with shares of the Company’s common stock (see Note 5).

2020 Notes

The 2020 notes were valued using a discounted cash flow model based on the contractual payment dates, a discount rate and the contractual maturity date. The significant unobservable inputs used in the fair value measurement of the 2020 note for the three months ended March 31, 2023 were as follows: discount rate of 15.0% and contractual payment date of 1.3 years, which resulted in a fair value range for the 2020 note of $225,000.

The significant unobservable inputs used in the fair value measurement of the 2020 notes for the three months ended March 31, 2022 were as follows: discount rate of 19.5% and contractual payment dates ranging from 0.3 to 1.2 years, which resulted in a fair value for the 2020 notes of $1.6 million.

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

The significant unobservable inputs used in the fair value measurement of the 2020 convertible notes for the three months ended March 31, 2022 were as follows: discount rate of 13.0% and contractual payment dates ranging from of 0.5 to 1.0 years, which resulted in a fair value for the 2020 convertible notes ranging from $0.9 million to $5.8 million.

2022 Convertible Notes

The 2022 convertible notes were valued using a scenario-based analysis and a discounted cash flow model. Two primary scenarios were considered: the qualified financing scenario and the automatic conversion scenario. The value of the 2022 convertible notes under each scenario was probability weighted to arrive at the estimated fair value for the notes. The qualified financing scenario considers the value impact of conversion at the stated discount to the issue price if the Company completes a qualifying financing event before the maturity date. The automatic conversion scenario estimates the timing of such conversion.

The significant unobservable inputs used in the fair value measurement of the 2020 notes for the three months ended March 31, 2022 were as follows: discount rate of 33.6% and contractual payment dates ranging from 0.3 years to 1.0 years, which resulted in a fair value of the 2022 convertible notes of $2.5 million.

The following table provides a summary of the changes in the fair value of the Company’s 2022 & 2020 notes payable measured using Level 3 inputs:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$748	$17,830
Issuance of 2022 convertible notes	—	2,400
Change in fair value of 2022 & 2020 notes payable	6	(142)
Change in fair value of debt extinguishment	—	(669)
Partial settlement of 2020 notes payable	—	(4,000)
Balance at end of period	$754	$15,419

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$60	$779
Computer and software	72	73
Leasehold improvements	14	14
Total property and equipment	146	866
Less: Accumulated depreciation and amortization	74	617
Total property and equipment, net	$72	$249

Depreciation and amortization expense was $2,000 for the three months ended March 31, 2023 and $16,000 for the three months ended March 31, 2022. The Company has acquired certain laboratory equipment under agreements that are classified as finance leases. The carrying value of the equipment under finance leases included in the balance sheet as property and equipment was zero as of March 31, 2023 and $0.1 million as of December 31, 2022, net of accumulated depreciation. During the three months ended March 31, 2023, the Company disposed of assets with a net carrying value of $175,000 and received proceeds of $285,000. The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

Rights from Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023 and May 1, 2023, to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on July 25, 2023. With respect to the second closing, the Company is obligated to sell and issue a number of shares of its common stock and the investors are obligated to buy such shares by the specified date and price equal to the volume-weighted average price of Company common stock for the five trading days prior to July 25, 2023 (“VWAP”) plus 10% of the VWAP. The Company has recorded a $2.3 million rights from Private Placement asset as of December 31, 2022 for the future right associated with the second closing.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	March 31, 2023	December 31, 2022
	(in thousands)
Compensation and benefits	$486	$745
Professional services	336	2,176
Accrued interest	141	132
Accrued clinical trial and preclinical costs	22	404
Other	67	70
Total accrued expenses and other current liabilities	$1,052	$3,527

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	March 31, 2023		December 31, 2022
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$225	$250	$219
Other notes payable	379	379	379	379
Small Business Administration loan	150	150	150	150
Total notes payable	$779	754	$779	748
Less: current portion		—		—
Notes payable, net of current portion		$754		$748

The Company elected the fair value option for the 2020 notes (see Note 3). The other notes payable and Small Business Administration loan approximate their fair value because interest rates are at prevailing market rates.

Expected future minimum principal payments under the Company’s notes payables as of March 31, 2023 were as follows:

Total
(in thousands)
Years
2023	$—
2024	629
2025	—
2026	—
2027	2
Thereafter	148
Total notes payable	$779
Less: current portion	—
Notes payable, net of current portion	$779

2020 Notes

In October 2020, the Company refinanced certain notes payable (the “2020 notes”), with an aggregate principal amount of $3.0 million with various investors, including one investor that is a related party (see Note 14). The interest rate was reduced on the 2020 notes from 16.0% to 6.0% from October 2020 until the earlier of (i) the Company raises at least $25.0 million in a single transaction or series of transactions after October 2020 and (ii) the original maturity dates (that is, various dates in the first quarter of 2022), after which the interest rate increases to 16.0%. The outstanding principal is due upon demand of the majority of the lenders with respect to (i) 50% on or after nine months after the original maturity date (or on or after various dates in the fourth quarter of 2022) and (ii) 50% on or after fifteen months after the original maturity date (or on or after various dates in the second quarter of 2023). The Company may repay the 2020 notes at any time without penalty. Upon bankruptcy the lender can accelerate all amounts due immediately.

In August 2022, the Company settled $1.4 million in outstanding principal and accrued interest by issuing 59,000 shares of the Company’s non-voting common stock at a 15% discount. The Company extended the maturity date for the remaining 2020 notes with a principal balance of $250,000 to July 31, 2024 and reduced the interest rate to 6%, which was accounted for as a modification.

Other Notes Payable

The Company issued several other notes payable in 2019 and early 2020 at a 12.0% interest rate per annum, with the principal amounts due in full at maturity and interest due monthly or quarterly. The other notes payable were due to mature at various dates between December 2020 through early 2022.

The other notes payable were amended in October 2020 to increase the interest rate to 13.0% and extend the maturity date to be on demand by a majority of the holders on or after April 7, 2022, which resulted in a modification of the other notes payable. The Company may prepay the other notes payable at any time without penalty. In April 2022, the Company extended the maturity date for the remaining other notes payable with a principal balance of $0.4 million to June 30, 2024 and decreased the interest rate to 6.0% interest, which was accounted for as a modification.

Small Business Administration Loan

In August 2020, the Company received a U.S. Small Business Administration loan of $150,000 at a 3.75% interest rate and maturing in August 2050. Repayments of principal are due monthly beginning in June 2027 and interest is due monthly.

6.
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

Under the lease agreement, the Company is required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense for the three months ended March 31, 2023 was $237,000 and variable costs were $172,000. Rent expense for the three months ended March 31, 2022 was $208,000 and variable costs were $137,000.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Future undiscounted payments due under the operating lease as of March 31, 2023 were as follows:

Years	(in thousands)
Remainder of 2023	$705
2024	561
Total undiscounted lease payments	1,266
Less: Imputed interest	(76)
Operating lease liability	1,190
Less: Operating lease liability, current portion	(871)
Operating lease liability, net of current portion	$319

Supplemental information on the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease agreement (in thousands)	$231	$224
Remaining lease term (in years)	1.3	2.3
Incremental borrowing rate	10%	10%

The Company subleases portions of its premises in Seattle, Washington to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleases approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. Under the second sublease agreement, which commenced in January 2019 and expired in June 2020, the Company subleased approximately 7,194 square feet. Sublease income was $49,000 for the three months ended March 31, 2023 and $46,000 for three months ended March 31, 2022 and recorded within operating expenses. As of March 31, 2023, the total minimum rentals to be received under the remaining noncancelable sublease was $120,000.

Finance Leases

Future undiscounted payments due under finance lease liabilities as of March 31, 2023 were as follows:

Years	(in thousands)
Remainder of 2023	$37
2024	50
2025	32
2026	10
Total undiscounted lease payments	129
Less: Imputed interest	(15)
Financing lease liabilities	114
Less: Financing lease liabilities, current portion	(41)
Financing lease liabilities, net of current portion	$73

Supplemental information on the Company’s financing leases was as follows (cash paid for finance lease agreements was not material):

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.7	3.2
Incremental borrowing rate	9.3%	9.3%

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

Executive Employment Agreements

On September 20, 2022, the Company entered into an at-will employment agreement (“Baker Employment Agreement”), which became effective on October 3, 2022, with Keith Baker, its Chief Financial Officer. On September 28, 2022, the Company entered into at-will employment agreements (together with the Baker Employment Agreement, the “Executive Employment Agreements”), which became effective on December 16, 2022 upon the closing of the Merger, with Shawn Iadonato, its Chief Executive Officer, Craig Philips, its President and Pauline Kenny, its General Counsel.

The Executive Employment Agreements provide that, if the executive’s employment is terminated without Cause (as defined in the Executive Employment Agreements) or the executive resigns for Good Reason (as defined in the Executive Employment Agreements), provided that the executive signs the Release (as defined in the Executive Employment Agreement), the executive will be entitled to (i) accrued compensation, (ii) 39 weeks of pay (52 weeks in the case of Chief Executive Officer) (currently estimated at approximately $1.3 million in the aggregate), (iii) nine (9) months of COBRA benefits (12 months in the case of Chief Executive Officer) for executive and eligible dependents, and (iv) three (3) additional months of vesting of unvested and outstanding equity awards. If executive’s employment is terminated without Cause or the executive resigns for Good Reason within the Change in Control Protection Period (as defined in the Executive Employment Agreements), then in addition to (i)-(iv) above, executive will receive current year pro-rated cash bonus.

7.
Strategic License Agreements

Anti-VISTA Antibody Program License Agreement

In connection with the Company’s research into innovative immuno-oncology drug targets, the Company acquired rights to a group of fully human antibodies from Gigagen, Inc., a wholly owned subsidiary of Grifols, S.A. (“Gigagen”). Pursuant to a material transfer agreement with Gigagen dated August 2019 (the “2019 MTA”), the Company performed research activities to assess Gigagen’s anti-VISTA antibodies. Under an option and license agreement effective as of August 10, 2020, and as amended in November 2020, the parties agreed to terminate the 2019 MTA and Gigagen granted the Company a research license to continue additional evaluation of certain anti-VISTA antibodies. Gigagen also granted the Company an exclusive option to obtain an exclusive license to develop, manufacture and commercialize certain anti-VISTA antibodies during the option term commencing on the effective date and ended on December 31, 2020. The option and license agreement provides for a payment to Gigagen of $0.2 million within five days after the effective date. In addition, upon the Company’s exercise of its option during the option term, within 60 days after such date the Company is obligated to, among other things, (i) pay Gigagen an upfront option exercise fee of $0.4 million, and (ii) issue Gigagen non-voting common stock of the Company having an aggregate then-current fair market value of $0.25 million. The Company is also obligated to pay Gigagen (i) development and regulatory milestones up to an aggregate of $20.3 million based on achievement of certain predetermined milestones, (ii) sales milestones up to an aggregate of $8.0 million based on net sales thresholds, and (iii) royalties in the low-single digits on net sales for each licensed product sold by the Company during the term of the agreement. The Company accounted for the acquisition of rights as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment to Gigagen as research and development expense in the consolidated statements of operations because the acquired rights represented in-process research and development that have no alternative future use. From inception of the 2019 MTA through March 31, 2023, the Company has incurred $0.25 million in milestone expense and zero in royalties under the 2019 MTA.

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

The Company accounted for the acquisition of rights as an asset acquisition because it did not meet the definition of a business. From inception of the 2020 MTA through March 31, 2023, none of the milestones have been achieved and no royalties were due under the agreement.

8.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of March 31, 2023, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2022	Issued	Exercised	Cancelled/Expired	Number Outstanding as of March 31, 2023	Range of Exercise Price
2013	April 2023	12	—	—	—	12	$10.17
2017	November 2023 - June 2025	131	—	—	—	131	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	—	44	$0.14 - $21.80
2020	June 2023 - October 2023	45	—	—	—	45	$0.14 - $26.88
2022	August 2025 - December 2029	301	—	(51)	—	250	$0.14 - $168.35
Total number of shares underlying warrants		533	—	(51)	—	482

During the three months ended March 31, 2023, the Company issued 51,000 shares of its common stock upon exercise of warrants and received proceeds of $7,000. The exercise price of all shares exercised was $0.14.

As of March 31, 2022, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2021	Issued	Exercised	Cancelled/Expired	Number Outstanding as of March 31, 2022	Range of Exercise Price
2013	April 2023	12	—	—	—	12	$10.17
2017	November 2023 - June 2025	203	—	—	—	203	$0.14 - $21.80
2019	March 2025 - April 2027	50	—	—	—	50	$0.14 - $21.80
2020	June 2023 - October 2023	73	(1)	—	—	72	$0.14 - $26.88
Total number of shares underlying warrants		338	(1)	—	—	337

During the three months ended March 31, 2022, the Company issued 1,175 shares of its common stock upon exercise of warrants and received proceeds of $171. The exercise price of all shares exercised was $0.14.

Common Stock

As of March 31, 2023, there were 8,531,000 shares of common stock issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

March 31, 2023
(in thousands)
Shares reserved for stock options and restricted stock units to purchase common stock under equity incentive plans	860
Shares reserved for future issuance of equity awards	2,316
Shares reserved for exercise of warrants	482
Total	3,658

During the three months ended March 31, 2023, the Company sold 126,503 shares of its common stock to individual investors under the Sales Agreement (as defined below) and received net proceeds of $0.8 million in connection with the ATM (as defined below) equity offering program.

During the three months ended March 31, 2023, the Company issued 23,000 shares of its common stock upon vesting of restricted stock units. 19,000 shares were issued to members of the Company’s executive management, 2,000 shares were issued to directors of the Company and 2,000 were issued to other employees.

During the three months ended March 31, 2023, the Company issued 12,000 shares of its common stock for professional services and recorded $41,000 as consulting expense within general and administrative expense.

During the three months ended March 31, 2022, outstanding principal and accrued interest under the other notes payable of $235,000 was settled by issuing 9,000 shares of the Company’s common stock at fair value (based on a recent valuation) to the holders.

During the three months ended March 31, 2022, the Company sold 3,000 shares of its common stock to individual investors and received net proceeds of $98,000.

During the three months ended March 31, 2022, the Company issued 1,175 shares of its common stock upon exercise of warrants and received proceeds of $171. The exercise price of all shares exercised was $0.14.

Private Placement

The Private Placement (see Note 1) provides for the issuance of shares of the Company’s common stock in two closings, one of which occurred immediately following the closing of the Merger and one of which is expected to occur on July 25, 2023. The first closing of the Private Placement occurred on December 16, 2022 and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million to investors that are related parties.

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

The second closing of the Private Placement is expected to occur on July 25, 2023, at which time the Company will be obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the volume-weighted average price of Company common stock for the five trading days prior to July 25, 2023 (“VWAP”), plus (b) 10% of the VWAP. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right is subject to remeasurement at each reporting date, however, as the fair value will always equal 10% of the value of the future second closing until settlement, no changes in fair value are expected to be recorded in the Company’s consolidated statements of operations. The Company incurred insignificant issuance costs related to the Private Placement.

9.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	March 31,
	2023	2022
	(in thousands)
Balance as of beginning of period	$442	$—
Decrease for provision of research services	(281)	—
Balance as of end of period	$161	$—

Merck & Co., Inc.

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Collaboration Agreement”) with Merck & Co., Inc. to support research, development and commercialization of products for treatment of amyotrophic lateral sclerosis and frontotemporal lobar dementia. As of December 31, 2022, the Company had $442,000 in deferred revenue under the Merck Collaboration Agreement. The Company recognized $281,000 in revenue for the three months ended March 31, 2023 and zero for the three months ended March 31, 2022. As of March 31, 2023, the Company had $161,000 in deferred revenue under the Merck Collaboration Agreement.

10.
Grant Agreements

National Institutes of Health

The Company was awarded a cost-reimbursable grant from the National Institutes of Health (the “NIH”), a federal medical research agency supporting scientific studies, to support the Company’s research studies for arenavirus hemorrhagic fever. This award was based on budgeted direct and indirect costs and may only be used for budgeted costs as allowable under certain government regulations and NIH’s policy and compliance requirements, subject to government audit. This award was $1.1 million for the budget period January 2021 to December 2021, which was later extended to December 31, 2022.

The Company recognized grant revenue under this grant of zero for the three months ended March 31, 2023, and $75,000 for the three months ended March 31, 2022.

11.
Licensing Revenue Agreement

The following table shows the activity for the Company’s licensing revenue agreement and deferred revenue (in thousands):

	March 31,
	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$1,041
Decrease for provision of research services	—	(358)
Balance as of end of period	$—	$683

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

The Company recognized license revenue over time of zero under the Genentech Agreement with Genentech for the three months ended March 31, 2023, and $358,000 for the three months ended March 31, 2022. There was no deferred revenue related to this license as of March 31, 2023 as the Genentech Agreement was terminated in December 2022.

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

In 2018, the 2008 Plan expired and only stock options granted prior to the 2008 Plan expiration remain outstanding as of March 31, 2023.

2010 Equity Incentive Plan

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

In February 2020, the 2010 Plan expired and only stock options granted prior to the expiration remain outstanding as of March 31, 2023. As of March 31, 2023, there were no SARs outstanding.

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

In December 2022, the 2020 Plan expired and only stock options granted prior to the 2020 Plan expiration remain outstanding as of March 31, 2023.

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

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2022	734	$22.67	5.4	$—
Forfeited	(17)	$25.56
Expired	(9)	$10.90
Outstanding as of March 31, 2023	708	$22.75	5.2	$—
Exercisable as of March 31, 2023	573	$21.73	4.5	$—

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

Three Months Ended March 31,
	2023	2022
Expected volatility		84.2%-84.7%
Expected term (years)		5.8-6.6
Risk-free interest rate		1.6%-2.2%
Expected dividend yield		0%-0%

The Company did not grant any stock options during the three months ended March 31, 2023.

Restricted Stock

The Company has granted restricted stock units (“RSUs”) under its equity incentive plans with both service-based and performance-based vesting conditions. As of March 31, 2023, the Company’s outstanding RSUs all related to RSUs with performance-based conditions that vest based on meeting certain liquidity events, with a grant date fair value of $4.1 million.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, excepts per share amounts)
Outstanding and unvested as of December 31, 2022	175	$26.89
Released	(23)	$27.03
Outstanding and unvested as of March 31, 2023	152	$26.87

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$77	$165
General and administrative	977	120
Total stock-based compensation	$1,054	$285

As of March 31, 2023, there was $2.4 million of unrecognized stock-based compensation related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of 1.1 years.

13.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(6,451)	$(4,976)
Denominator:
Weighted-average common shares outstanding, basic and diluted	8,361	4,663
Net loss per share, basic and diluted	$(0.77)	$(1.07)

1. Included in the denominator for the three months ended March 31, 2023 and 2022, were 520,000 and 234,000 weighted-average shares of common stock warrants, respectively, with an exercise price of $0.14 issued for nominal consideration.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	March 31, 2023	December 31, 2022
	(in thousands)
Common stock options	708	733
Unvested restricted stock subject to repurchase	152	175
Warrants to purchase common stock	482	533
Vested restricted stock subject to recall	56	56
Total	1,398	1,497

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $40,000 for the three months ended March 31, 2023 and $41,000 for the three months ended March 31, 2022.

14.
Related Party Transactions

RSU Vesting

During the three months ended March 31, 2023, the Company issued 23,000 shares of its common stock upon vesting of restricted stock units. 19,000 shares were issued to members of the Company’s executive management and 2,000 shares were issued to directors of the Company.

Notes Payable

During the three months ended March 31, 2022, the Company made a $4.0 million cash payment of principal to one of its creditors that is a director of the Company as a partial repayment for a note issued pursuant to the 2020 convertible notes and recognized a $669,000 gain on extinguishment.

15.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

Employee and Director Equity Awards

On April 12, 2023, the Company’s board of directors (the “Board”) granted to various employees and Board members stock options to purchase an aggregate of 1,171,920 shares of common stock at an exercise price of $3.28 per share. Included in the grant were an option to purchase 207,000 shares of common stock to Shawn Iadonato, Chief Executive Officer; an option to purchase 165,600 shares of common stock to Craig Philips, President; an option to purchase 120,060 shares of common stock to Keith Baker, Chief Financial Officer; an option to purchase 120,060 shares of common stock to Pauline Kenny, General Counsel; an option to purchase 120,060 shares of common stock to Thierry Guillaudeux, Chief Scientific Officer; an option to purchase 20,000 shares of common stock to each of David Arkowitz and Richard Peters, each a member of the Board, pursuant to his appointment to the Board; an option to purchase 12,500 shares of common stock to each of Raymond Bartoszek, Marion R. Foote, David Arkowitz and Richard Peters, each a member of the Board, pursuant to an annual Board award grant; and 349,140 shares of common stock to other employees. These stock option grants were issued under the 2022 Equity Incentive Plan. The option awards granted to Dr. Iadonato, Mr. Philips, Mr. Baker, Ms. Kenny and Dr. Guillaudeux vested 25% on the date of grant and the remaining shares vest 1/36th monthly over 36 months beginning May 1, 2023. The option awards granted to Mr. Arkowitz and Dr. Peters pursuant to their appointment to the Board vest 1/36th monthly over 36 months beginning February 1, 2023. The option awards granted to Mr. Bartoszek, Ms. Foote, Mr. Arkowitz and Dr. Peters for their annual Board award grant vest 1/12th monthly over 12 months beginning July 7, 2023.

Equity Raise - Registered Direct Offering

On April 20, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) an aggregate of 948,000 shares of its common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of its common stock (the “Pre-Funded Warrants”) to the Investor at a purchase price of $4.209 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “Offering”), the Company issued to the Investor warrants to purchase up to 1,425,179 shares of common stock (the “Common Warrants”) at an exercise price of $4.08 per share. The Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date. In connection with the Offering, the Company entered into an engagement letter (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright an aggregate cash fee equal to $420,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $520,000, which resulted in net proceeds to the Company of $5.5 million. On April 24, 2023, the Company also issued to Wainwright or its designees warrants to purchase 71,259 shares of common stock (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the commencement of sales in the Offering, and have an exercise price of $5.2625 per share.

Amendment No. 4 to the Securities Purchase Agreement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023 and May 1, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock to certain institutional investors in a private placement (the “Private Placement”). The Company and the investors entered into the amendment to the Securities Purchase Agreement on May 1, 2023 to, among other things, extend the date of the second closing. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on July 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $6.5 million for the three months ended March 31, 2023 and $5.0 million for the three months ended March 31, 2022. As of March 31, 2023 we had an accumulated deficit of $158.1 million.

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

From inception to March 31, 2023, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of March 31, 2023, we had cash of $9.2 million. Our current capital resources, together with the $5.5 million net proceeds received in April 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025. Our long term plans will require us to raise substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our long-term plans. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, we entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023 and May 1, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), with certain investors to sell shares of our common stock to such investors in a private placement (the “Private Placement”). We and the investors entered into the amendment to the Securities Purchase Agreement on May 1, 2023 to, among other things: (i) extend the date of the second closing from May 31, 2023 to July 25, 2023.

The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on July 25, 2023.

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

At-the-Market Offering Program

In February 2023, we entered into a sales agreement (the “Sales Agreement”) with Jefferies with respect to an at-the-market (“ATM”) offering program under which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $17.5 million, subject to the offering limits in General Instruction I.B.6 to Form S-3. Jefferies acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. We will pay Jefferies 3.0% of the gross proceeds from the sales of any common stock sold pursuant to the Sales Agreement.

On April 19, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement (the “ATM Prospectus Supplement”) related to our common stock issuable pursuant to the Sales Agreement. We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus supplement is filed. Other than the termination and suspension of the ATM Prospectus Supplement, the Sales Agreement remains in full force and effect.

During the three months ended March 31, 2023, we sold 126,503 shares of our common stock to individual investors under the Sales Agreement and received net proceeds of $0.8 million in connection with the ATM equity offering program.

Registered Direct Offering

On April 20, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) an aggregate of 948,000 shares of our common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of our common stock (the “Pre-Funded Warrants”) to the Investor at a purchase price of $4.209 per Pre-Funded Warrant, for aggregate gross proceeds from the Offering (as defined below) of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “Offering”), we issued to the Investor warrants to purchase up to 1,425,179 shares of common stock (the “Common Warrants”) at an exercise price of $4.08 per share. The Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the Offering, we entered into an engagement letter (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, we paid Wainwright an aggregate cash fee equal to $420,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. On April 24, 2023, we also issued to Wainwright or its designees warrants to purchase 71,259 shares of common stock (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the commencement of sales in the Offering, and have an exercise price of $5.2625 per share.

Financial Operations Overview

Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Our revenues have been primarily derived from our collaboration, research and license agreements as well as grants awarded by government agencies.

Collaboration Revenues

In connection with the Merger, we became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Collaboration Agreement”) with Merck & Co., Inc. to support research, development and commercialization of products for treatment of amyotrophic lateral sclerosis and frontotemporal lobar dementia. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete.

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

Revenue associated with nonrefundable upfront license fees where the license fees and research and development activities cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance based on a cost-based input method. Revenue from contingent development, regulatory and commercial milestones, when not deemed probable of significant reversal of cumulative revenue, is also recognized over the performance period based on a similar method. Where we have no remaining performance obligations, revenue from such milestones is recognized when the accomplishment of the milestones is deemed probable. Our license agreement with Genentech was terminated in December 2022 and we do not expect to recognize any revenue from the Genentech Agreement during 2023.

Grant Revenues

Under our grant agreements with government-sponsored and charitable organizations, we receive payment for providing research and development services. Revenue associated with grant arrangements is based on a cost-based reimbursement model that recognizes revenue over time as we perform work under the grants and incur qualifying research and development costs.

We have completed research and development services under the grant agreements and do not expect to recognize any revenue during 2023.

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
•
external clinical trial costs to enroll clinical sites and patients to conduct phase 1 clinical trials;
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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation for personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

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

(Loss) Gain on Extinguishments of Debt, Net

(Loss) gain on extinguishments of debt, net consists of the (loss) gain upon settlement of our notes payable and other debt.

Other (Expense) Income, Net

Other (expense) income, net consists of items that are of a non-recurring nature and primarily relate to items that are immaterial.

Net (Loss) Income Attributable to Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest reflects investors’ share of net (loss) income in our majority owned subsidiaries.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenues:
Collaboration revenues	$281	$—	$281
Licensing revenues	—	358	(358)
Grant revenues	—	75	(75)
Total revenues	281	433	(152)
Operating expenses:
Research and development	2,843	4,023	(1,180)
General and administrative	3,924	1,609	2,315
Total operating expenses	6,767	5,632	1,135
Loss from operations	(6,486)	(5,199)	(1,287)
Other (expense) income:
Interest expense	(23)	(584)	561
Change in fair value of measurement of notes payable	(6)	142	(148)
Gain on extinguishments of debt expense	—	669	(669)
Other income (expense), net	35	(3)	38
Total other (expense) income, net	6	224	(218)
Net loss	(6,480)	(4,975)	(1,505)
Net income (loss) attributable to noncontrolling interest	(29)	1	(30)
Net loss attributable to Kineta, Inc.	$(6,451)	$(4,976)	$(1,475)

Revenues

Collaboration revenues were $281,000 for the three months ended March 31, 2023 and zero for the three months ended March 31, 2022 as a result of research services provided under the Merck Collaboration Agreement pursuant to which the Company became a successor in interest in connection with the Merger. Upon completion of the Merger, we had $442,000 in deferred revenue under the Merck Collaboration Agreement. As of March 31, 2023, we had $161,000 in deferred revenue under the Merck Collaboration Agreement and expect to provide services to complete this project and recognize the remaining $161,000 of revenue during the three months ending June 30, 2023.

Licensing revenues were zero for the three months ended March 31, 2023 and $358,000 for the three months ended March 31, 2022 as this license agreement was terminated in December 2022.

Grant revenues were zero for the three months ended March 31, 2023 and $75,000 three months ended March 31, 2022 as this grant was concluded in December 2022.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Direct external program expenses:
KVA12123 program	$1,784	$2,504	$(720)
CD27 program	271	185	86
KCP-506 program	104	34	70
Other programs	—	94	(94)
Internal and unallocated expenses:
Personnel-related costs	349	890	(541)
Facilities and related costs	300	222	78
Other costs	35	94	(59)
Total research and development expenses	$2,843	$4,023	$(1,180)

Research and development expenses decreased by $1.2 million, or 29%, to $2.8 million for the three months ended March 31, 2023 from $4.0 million for the three months ended March 31, 2022. The decrease in direct external program expenses of $0.7 million was primarily due to lower activities for KVA12123 as we began securing clinical trial sites and enrolling patients in advance of enrolling the first patient, which occurred in April 2023. We expect our direct external program expenses to increase over time this year as we enroll and dose additional patients. The decrease in our internal and unallocated research and development expenses of $0.5 million was primarily due to lower personnel costs as a result of reducing research and development staff in December 2022 as we transition to clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, or 144%, to $3.9 million for the three months ended March 31, 2023 from $1.6 million for the three months ended March 31, 2022. The increase was primarily attributable to an increase of $1.1 million in personnel costs driven by stock-based compensation expense from RSUs with performance conditions contingent upon the closing of the Merger and higher headcount. There was $643,000 in stock-based compensation expense from RSUs for the three months ended March 31, 2023 and zero for the three months ended March 31, 2022 since performance conditions of closing the Merger were not met until December 2022. In addition, we incurred higher professional services and consultant fees, primarily driven by legal, accounting and consulting costs as we became a public company.

Interest Expense

Interest expense decreased by $563,000, or 96%, to $23,000 for the three months ended March 31, 2023 from $586,000 for the three months ended March 31, 2022, due to a significantly lower balance of notes in 2023 as the majority of notes were converted to equity in December 2022.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable was a $6,000 loss for the three months ended March 31, 2023 and was a gain of $142,000 for the three months ended March 31, 2022, due to a significantly lower balance of notes in 2023 as the majority of notes were converted to equity in December 2022.

Gain on Extinguishments of Debt

Gain on extinguishments of debt was zero for the three months ended March 31, 2023 and $669,000 for the three months ended March 31, 2022 due to the settlement of notes payable accounted for under the fair value election. There was no settlement of notes payable during the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through March 31, 2023, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront payments from our license agreements. As of March 31, 2023, we had $9.2 million in cash and an accumulated deficit of $158.1 million. We expect that our operating expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

During the three months ended March 31, 2023, we issued 127,000 shares of our common stock to individual investors and received net proceeds of $0.8 million in connection with the ATM equity offering program.

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

As of March 31, 2023, we had cash of $9.2 million. Our current capital resources, together with the $5.5 million net proceeds received in April 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund our operating expenses and capital expenditure requirements into early 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,940)	$(5,376)
Investing activities	285	(15)
Financing activities	750	(1,509)
Net change in cash and cash equivalents	$(3,905)	$(6,900)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $4.9 million, consisting of a net loss of $6.5 million, partially offset by noncash charges of $1.2 million and a change in other net operating assets and liabilities of $0.4 million. The noncash charges primarily consisted of $1.1 million in stock-based compensation and $0.2 million noncash operating lease expense, partially offset by a $0.1 million gain on disposal of fixed assets. Our change in net operating assets and liabilities primarily resulted from a $3.2 million increase in accounts payable, partially offset by a $2.5 million reduction in accrued expenses and other current liabilities, a $0.2 million decrease in operating lease liability and a $0.3 million decrease in deferred revenue due to recognition of collaboration revenue in connection with the Merck Collaboration Agreement.

Cash used in operating activities for the three months ended March 31, 2022 was $5.4 million, consisting of a net loss of $5.0 million and noncash charges of $0.2 million and a change in other net operating assets and liabilities of $0.2 million. The noncash charges primarily consisted of a $0.7 million gain on debt extinguishment and $0.1 million in change in fair value measurement of notes payable, partially offset by $0.3 million in stock-based compensation and $0.2 million in noncash operating lease expense. The change in net operating assets and liabilities primarily resulted from a $0.6 million reduction in accrued expenses, $0.4 million decrease in deferred revenue due to recognition of license revenue in connection with the Genentech Agreement and a $0.2 million decrease in operating lease liability, partially offset by a $1.1 million increase in accounts payable due to the timing of payments.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $0.3 million, consisting primarily of cash received from the sale of certain property and equipment. Cash used in investing activitites for the three months ended March 31, 2022 was insignificant.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $0.8 million, primarily related to net proceeds from the issuance of our common stock to investors pursuant to the Sale Agreement.

Cash used in financing activities for the three months ended March 31, 2022 was $1.5 million, primarily related to $4.0 million for partial repayment of notes payable, partially offset by $2.4 million in borrowing of notes payable.

Debt Obligations

Notes Payable

As of March 31, 2023, we had outstanding notes payable in an aggregate principal amount of $0.8 million at interest rates that range from 3.75% to 6%, of which no payments are due within the next 12 months. The principal amount of each note payable is due at a specified periodic repayment date and/or at maturity, with such dates ranging from June 2024 to on or after September 2050.

See Note 5 to our consolidated financial statements included in this Quarterly Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirements greater than 12 months are related to other contractual obligations and commitments related to license agreements and leases.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of March 31, 2023, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We lease office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expires in July 2024. As of March 31, 2023, undiscounted future minimum lease payments of $1.3 million remain pursuant to the lease agreement.

In addition, we enter into agreements in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other research and development services. Such agreements generally provide for termination upon notice, although obligate us to reimburse vendors for any time or costs incurred through the date of termination.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting estimates used in the preparation of our financial statements for the three months ended March 31, 2023 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

We believe that the accounting principles used in the preparation of our financial statements for the three months ended March 31, 2023 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation and for the reasons set forth above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in our 2022 Annual Report on Form 10-K, other than the following:

Kineta has a limited operating history, has incurred net losses since its inception, and anticipates that it will continue to incur significant losses for the foreseeable future. Kineta may never generate any revenue or become profitable or, if Kineta achieves profitability, may not be able to sustain it.

Kineta is a clinical-stage biotechnology company with a limited operating history that may make it difficult to evaluate the success of Kineta’s business to date and to assess its future viability. Kineta’s operations to date have been limited to organizing and staffing its company, business planning, raising capital, developing and optimizing its technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for its product candidates, establishing and enhancing its intellectual property portfolio, and providing general and administrative support for these operations. Kineta’s KVA12123, KCP506 and LHF535 programs are in early clinical development, and Kineta’s CD27 program is in preclinical development. None of Kineta’s product candidates have been approved for commercial sale. Kineta has never generated any revenue from product sales and has incurred net losses each year since Kineta commenced operations. Kineta’s net losses were $6.5 million for the three months ended March 31, 2023 and $5.0 million for the three months ended March 31, 2022. Kineta expects that it will be several years, if ever, before it has a product candidate ready for regulatory approval and commercialization. Kineta expects to incur increasing levels of operating losses over the next several years and for the foreseeable future as Kineta advances its product candidates through clinical development. Kineta’s prior losses, combined with expected future losses, have had and will continue to have an adverse effect on Kineta’s stockholders’ deficit and working capital.

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

Kineta has incurred recurring net losses and negative cash flows from operations since inception and, as of March 31, 2023, had an accumulated deficit of $158.1 million. The net loss attributable to Kineta was $6.5 million for the three months ended March 31, 2023. As of March 31, 2023, Kineta had unrestricted cash of $9.2 million. Kineta’s cash as of March 31, 2023, together with the $5.5 million net proceeds received in April 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025. Kineta will need to raise additional capital to support its long-term plans and to complete clinical trials. Kineta intends to raise additional debt and equity financing from its current investors as well as prospective investors and intends to continue to pursue federal grant funding and may receive milestone payments from its license agreements, or other sources. However, there is no guarantee that any of these additional financing or opportunities will be executed or realized on acceptable terms, if at all. Kineta’s ability to raise additional capital through either the issuance of equity or debt is dependent on a number of factors including, but not limited to, Company prospects, which itself is subject to a number of development and business risks and uncertainties, as well as uncertainty about whether Kineta would be able to raise such additional capital at a price or on terms that are acceptable.

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

As of March 31, 2023, Kineta had $9.2 million in cash. Based upon Kineta’s current operating plan, Kineta estimates that its existing cash as of March 31, 2023, together with the $5.5 million net proceeds received in April 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement expected to occur on July 25, 2023, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025. However, the expected net proceeds from the second closing of the Private Placement may not be sufficient to fund any of Kineta’s product candidates through regulatory approval, and Kineta may need to raise substantial additional capital to complete the development and commercialization of its product candidates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2023, the Company issued 12,295 shares of its common stock to a consultant in consideration for services under a consulting agreement. The shares were valued at $6.10 per share, the closing price of the common stock on the day prior to the execution date of the consulting agreement. The Company issued the shares of common stock in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
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

3.4

Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Company, dated December 16, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 22, 2022 and incorporated herein by reference).

3.5

Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Company, dated December 16, 2022 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 22, 2022 and incorporated herein by reference).

3.6

Fourth Amended and Restated By-laws of the Company, dated December 16, 2022 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 22, 2022 and incorporated herein by reference).

4.1	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).
4.2	Form of Common Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).
4.3	Form of Wainwright Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).
10.1

Form of Securities Purchase Agreement, dated as of April 20, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).

10.2

Form of Amendment No. 4 to the Securities Purchase Agreement dated May 1, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on May 2, 2023 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kineta, Inc.

Date: May 11, 2023	By:	/s/ Shawn Iadonato
Shawn Iadonato, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Keith A. Baker
Keith A. Baker
Chief Financial Officer
(Principal Financial Officer)