Form 10-Q
period 2023-06-30
KINETA, INC./DE
filed 2023-08-11
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of August 9, 2023 was 9,769,097.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KINETA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$7,770	$13,143
License receivable	5,000	—
Prepaid expenses and other current assets	251	457
Total current assets	13,021	13,600
Property and equipment, net	34	249
Operating right-of-use asset	852	1,211
Rights from Private Placement	3,471	2,250
Restricted cash	125	125
Total assets	$17,503	$17,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,106	$6,635
Accrued expenses and other current liabilities	1,942	3,527
Deferred revenue	—	442
Notes payable, current portion	379	—
Operating lease liability, current portion	900	843
Finance lease liabilities, current portion	42	40
Total current liabilities	9,369	11,487
Notes payable, net of current portion	382	748
Operating lease liability, net of current portion	81	547
Finance lease liabilities, net of current portion	62	83
Total liabilities	9,894	12,865
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000 shares authorized as of June 30, 2023 and December 31, 2022; 9,732 and 8,318 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	8
Additional paid-in capital	165,248	156,106
Accumulated deficit	(157,755)	(151,690)
Total stockholders’ equity attributable to Kineta, Inc.	7,503	4,424
Noncontrolling interest	106	146
Total stockholders’ equity	7,609	4,570
Total liabilities and stockholders’ equity	$17,503	$17,435

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenues	$161	$—	$442	$—
Licensing revenues	5,000	609	5,000	967
Grant revenues	—	224	—	299
Total revenues	5,161	833	5,442	1,266
Operating expenses:
Research and development	2,710	3,879	5,553	7,902
General and administrative	3,431	1,825	7,355	3,434
Total operating expenses	6,141	5,704	12,908	11,336
Loss from operations	(980)	(4,871)	(7,466)	(10,070)
Other (expense) income:
Interest expense (with related parties $0 for the three and six months ended June 30, 2023 and $438 and $926 for the three and six months ended June 30, 2022, respectively)	(21)	(556)	(44)	(1,140)
Change in fair value of rights from Private Placement	1,221	—	1,221	—
Change in fair value measurement of notes payable	(7)	(266)	(13)	(124)
(Loss) gain on extinguishments of debt, net	—	(174)	—	495
Other (expense) income, net	162	(11)	197	(14)
Total other (expense) income, net	1,355	(1,007)	1,361	(783)
Net income (loss)	$375	$(5,878)	$(6,105)	$(10,853)
Net (loss) income attributable to noncontrolling interest	(11)	—	(40)	1
Net income (loss) attributable to Kineta, Inc.	$386	$(5,878)	$(6,065)	$(10,854)
Net income (loss) per share, basic and diluted	$0.04	$(1.23)	$(0.65)	$(2.28)
Weighted-average shares outstanding, basic and diluted	9,939	4,795	9,339	4,766

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Deficit Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Deficit
Balance as of January 1, 2022	4,656	$5	$76,137	$(88,282)	$(12,140)	$191	$(11,949)
Issuance of common stock	3	—	98	—	98	—	98
Issuance of common stock upon extinguishment of notes payable and accrued interest	9	—	235	—	235	—	235
Issuance of common stock upon exercise of warrants	1	—	—	—	—	—	—
Stock-based compensation	—	—	285	—	285	—	285
Net loss	—	—	—	(4,976)	(4,976)	1	(4,975)
Balance as of March 31, 2022	4,669	$5	$76,755	$(93,258)	$(16,498)	$192	$(16,306)
Issuance of common stock	33	—	905	—	905	—	905
Issuance of common stock upon extinguishment of notes payable and accrued interest	46	—	1,064	—	1,064	—	1,064
Note conversion discount	—	—	174	—	174	—	174
Issuance of common stock upon exercise of warrants	44	—	7	—	7	—	7
Stock-based compensation	—	—	755	—	755	—	755
Net loss	—	—	—	(5,878)	(5,878)	—	(5,878)
Balance as of June 30, 2022	4,792	$5	$79,660	$(99,136)	$(19,471)	$192	$(19,279)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of January 1, 2023	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock	127	1	751	—	752	—	752
Issuance of common stock upon exercise of warrants	51	—	7	—	7	—	7
Issuance of common stock upon vesting of RSUs	23	—	—	—	—	—	—
Issuance of common stock for services	12	—	41	—	41	—	41
Stock-based compensation	—	—	1,054	—	1,054	—	1,054
Net loss	—	—	—	(6,451)	(6,451)	(29)	(6,480)
Balance as of March 31, 2023	8,531	$9	$157,959	$(158,141)	$(173)	$117	$(56)
Issuance of common stock	948	1	5,478	—	5,479	—	5,479
Issuance of common stock upon exercise of warrants	144	—	10	—	10	—	10
Issuance of common stock upon vesting of RSUs	109	—	(69)	—	(69)	—	(69)
Stock-based compensation	—	—	1,870	—	1,870	—	1,870
Net income (loss)	—	—	—	386	386	(11)	375
Balance as of June 30, 2023	9,732	$10	$165,248	$(157,755)	$7,503	$106	$7,609

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(6,105)	$(10,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of rights from Private Placement	(1,221)	—
Change in fair value of notes payable	13	124
Non-cash stock-based compensation	2,924	1,040
Non-cash operating lease expense	359	321
Depreciation and amortization	4	34
Common stock issued for services	41	—
Gain on extinguishments of debt, net	—	(495)
Gain on disposal of asset	(92)	—
Changes in operating assets and liabilities:
License receivable	(5,000)	—
Prepaid expenses and other current assets	206	(1,051)
Accounts payable	(529)	3,391
Accrued expenses and other current liabilities	(1,654)	361
Operating lease liability	(409)	(357)
Deferred revenue	(442)	(967)
Net cash used in operating activities	(11,905)	(8,452)
Investing activities:
Purchases of property and equipment	—	(15)
Proceeds from sale of property and equipment	303	—
Net cash provided by (used in) investing activities	303	(15)
Financing activities:
Proceeds from private placement	5,479	—
Proceeds from notes payable	—	4,800
Proceeds from issuance of common stock	752	1,003
Proceeds from exercise of warrants	17	7
Repayments of notes payable	—	(4,000)
Repayments of finance lease liabilities	(19)	(19)
Net cash provided by financing activities	6,229	1,791
Net change in cash and restricted cash	(5,373)	(6,676)
Cash and restricted cash at beginning of year	13,268	11,219
Cash and restricted cash at end of year	$7,895	$4,543
Components of cash and restricted cash:
Cash	$7,770	$4,468
Restricted cash	125	75
Total cash and restricted cash	$7,895	$4,543
Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$804
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon extinguishment of notes payable and accrued interest	$—	$1,473
Liabilities arising from shares withheld to cover from RSU vesting	$69	$—
Finance lease liabilities arising from obtaining new right-of-use assets	$—	$41

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

As of June 30, 2023 and December 31, 2022, the Company owns a majority interest of the outstanding issued equity of KCP and all of the outstanding issued equity of KVHF.

Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023 and July 21, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on October 31, 2023. The Company has the ability to unilaterally terminate the Securities Purchase Agreement until the date of the second closing.

Liquidity

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of June 30, 2023, had an accumulated deficit of $157.8 million. The net income attributable to the Company was $0.4 million for the three months ended June 30, 2023 and the net loss attributable to the Company was $6.1 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had unrestricted cash of $7.8 million. The Company’s cash as of June 30, 2023, together with the $5.0 million milestone payment received from Merck (known as MSD outside the United States and Canada) in July 2023 and the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements, as of June 30, 2023 and for the three and six months ended June 30, 2023, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “2022 Annual Report on Form 10-K”). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2023 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable SEC rules. The condensed consolidated financial statements include all accounts of the Company, its majority owned subsidiary KCP, and its wholly owned subsidiary, KVHF. All intercompany transactions and balances have been eliminated upon consolidation.

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

Revenue Recognition

Collaboration Revenues

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete. The Company recognized collaboration revenues of $161,000 for the three months ended June 30, 2023 and $442,000 for the six months ended June 30, 2023. As of June 30, 2023, the Company completed its project services and had zero in deferred revenue under the Merck Neuromuscular License Agreement.

License Revenues

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Revenue from such milestones is recognized when the accomplishment of the milestone is deemed probable. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. The Company recognized licensing revenues of $5.0 million for the three months ended June 30, 2023 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common share equivalents. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the three months ended June 30, 2023, the diluted net income per common share was the same as basic net income per common share, as all potentially dilutive common share equivalents were determined to be anti-dilutive, using the treasury stock method.

3.
Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, and accounts payable, approximate fair value due to the short-term nature of those instruments.

Rights from Private Placement

The Company determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for at fair value. The fair value was determined using a Monte Carlo simulation based on the contractual funding date of July 25, 2023, minimum purchase price of $3.18 and historical stock prices. The significant unobservable inputs used in the fair value measurement as of June 30, 2023 were as follows: volatility of 73%, risk-free interest rate of 5.11% and funding probability of 75%, which resulted in a change in fair value of $1.2 million for the three months ended June 30, 2023, which is recorded in other income (expense) in the Statement of Operations. The fair value measurement as of June 30, 2023 was approximately $3.5 million.

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$2,250	$—
Change in fair value of rights from Private Placement	1,221	—
Balance at end of period	$3,471	$—

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

2020 Notes

The 2020 notes were valued using a discounted cash flow model based on the contractual payment dates, a discount rate and the contractual maturity date. The significant unobservable inputs used in the fair value measurement of the 2020 note for the three months ended June 30, 2023 were as follows: discount rate of 14.0% and contractual payment date of 1.0 year, which resulted in a fair value for the 2020 note of $232,000.

The significant unobservable inputs used in the fair value measurement of the 2020 notes for the three months ended June 30, 2022 were as follows: discount rate of 18.0% and contractual payment dates ranging from 0.3 to 0.9 years, which resulted in a fair value for the 2020 notes of $1.5 million.

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

There were no 2020 convertible notes as of June 30, 2023 as they were converted upon the closing of the Merger. The significant unobservable inputs used in the fair value measurement of the 2020 convertible notes for the three months ended June 30, 2022 were as follows: discount rate of 18.3% and contractual payment dates ranging from of 0.3 to 0.8 years, which resulted in a fair value for the 2020 convertible notes ranging from $0.9 million to $5.8 million.

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

There were no 2022 convertible notes as of June 30, 2023 as they were converted upon the closing of the Merger. The significant unobservable inputs used in the fair value measurement of the 2022 convertible notes for the three months ended June 30, 2022 were as follows: discount rate of 18.0% and contractual payment dates of 0.6 years, which resulted in a fair value of the 2022 convertible notes of $2.6 million.

The following table provides a summary of the changes in the fair value of the Company’s 2022 & 2020 notes payable measured using Level 3 inputs:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$748	$17,830
Issuance of 2022 convertible notes	—	4,800
Change in fair value of 2022 & 2020 notes payable	13	124
Change in fair value of debt extinguishment	—	(669)
Partial settlement of 2020 notes payable	—	(4,000)
Balance at end of period	$761	$18,085

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$29	$779
Computer and software	67	73
Leasehold improvements	14	14
Total property and equipment	110	866
Less: Accumulated depreciation and amortization	76	617
Total property and equipment, net	$34	$249

Depreciation and amortization expense was $2,000 for the three months ended June 30, 2023 and $4,000 for the six months ended June 30, 2023. Depreciation and amortization expense was $18,000 for the three months ended June 30, 2022 and $34,000 for the six months ended June 30, 2022. The Company has acquired certain laboratory equipment under agreements that are classified as finance leases. The carrying value of the equipment under finance leases included in the balance sheet as property and equipment was zero as of June 30, 2023 and $0.1 million as of December 31, 2022, net of accumulated depreciation. During the three months ended June 30, 2023, the Company disposed of assets with a net carrying value of $36,000 and received proceeds of $17,000. During the six months ended June 30, 2023, the Company disposed of assets with a net carrying value of $211,000 and received proceeds of $303,000.The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

Rights from Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023 and July 21, 2023, to sell shares of the Company’s common stock in the Private Placement. The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on October 31, 2023. With respect to the second closing, the Company is obligated to sell and issue a number of shares of its common stock and the investors are obligated to buy such shares by the specified date and price equal to the volume-weighted average price of Company common stock for the five trading days prior to October 31, 2023 (“VWAP”) plus 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company has recorded a $3.5 million rights from Private Placement asset as of June 30, 2023 for the future right associated with the second closing.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	June 30, 2023	December 31, 2022
	(in thousands)
Compensation and benefits	$807	$745
Professional services	212	2,176
Accrued interest	150	132
Accrued clinical trial and preclinical costs	647	404
Other	126	70
Total accrued expenses and other current liabilities	$1,942	$3,527

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	June 30, 2023		December 31, 2022
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$232	$250	$219
Other notes payable	379	379	379	379
Small Business Administration loan	150	150	150	150
Total notes payable	$779	761	$779	748
Less: current portion		379		—
Notes payable, net of current portion		$382		$748

The Company elected the fair value option for the 2020 notes (see Note 3). The other notes payable and Small Business Administration loan approximate their fair value because interest rates are at prevailing market rates.

Expected future minimum principal payments under the Company’s notes payables as of June 30, 2023 were as follows:

Total
(in thousands)
Years
Remainder of 2023	$—
2024	629
2025	0
2026	0
2027	2
Thereafter	148
Total notes payable	$779
Less: current portion	379
Notes payable, net of current portion	$400

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

In August 2022, the Company settled $1.4 million in outstanding principal and accrued interest by issuing 59,000 shares of the Company’s non-voting common stock at a 15% discount. The Company extended the maturity date for the remaining 2020 note with a principal balance of $250,000 to July 31, 2024 and reduced the interest rate to 6%, which was accounted for as a modification.

Other Notes Payable

The Company issued several other notes payable in 2019 and early 2020 at a 12.0% interest rate per annum, with the principal amounts due in full at maturity and interest due monthly or quarterly. The other notes payable were due to mature at various dates between December 2020 through early 2022.

The other notes payable were amended in October 2020 to increase the interest rate to 13.0% and extend the maturity date to be on demand by a majority of the holders on or after April 7, 2022, which resulted in a modification of the other notes payable. The Company may prepay the other notes payable at any time without penalty. In April 2022, the Company extended the maturity date for the remaining other notes payable with a principal balance of $379,000 to June 30, 2024 and decreased the interest rate to 6.0% interest, which was accounted for as a modification.

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

Under the lease agreement, the Company is required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was $214,000 for the three months ended June 30, 2023 and variable costs were $137,000. Rent expense was $450,000 for the six months ended June 30, 2023 and variable costs were $310,000. Rent expense was $208,000 for the three months ended June 30, 2022 and variable costs were $124,000. Rent expense was $416,000 for the six months ended June 30, 2022 and variable costs were $262,000.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Future undiscounted payments due under the operating lease as of June 30, 2023 were as follows:

Years	(in thousands)
Remainder of 2023	$470
2024	561
Total undiscounted lease payments	1,031
Less: Imputed interest	(50)
Operating lease liability	981
Less: Operating lease liability, current portion	(900)
Operating lease liability, net of current portion	$81

Supplemental information on the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for operating lease agreement (in thousands)	$235	$228	$466	$452
Remaining lease term (in years)	1.1	2.1	1.1	2.1
Incremental borrowing rate	10%	10%	10%	10%

The Company subleases portions of its premises in Seattle, Washington to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleases approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. Under the second sublease agreement, which commenced in January 2019 and expired in June 2020, the Company subleased approximately 7,194 square feet. Sublease income is recorded within operating expenses and was $49,000 for the three months ended June 30, 2023 and $97,000 for the six months ended

June 30, 2023. Sublease income was $46,000 for the three months ended June 30, 2022 and $95,000 for the six months ended June 30, 2022. As of June 30, 2023, the total minimum rentals to be received under the remaining noncancelable sublease was $60,000.

Finance Leases

Future undiscounted payments due under finance lease liabilities as of June 30, 2023 were as follows:

Years	(in thousands)
Remainder of 2023	$25
2024	50
2025	32
2026	10
Total undiscounted lease payments	117
Less: Imputed interest	(13)
Financing lease liabilities	104
Less: Financing lease liabilities, current portion	(42)
Financing lease liabilities, net of current portion	$62

Supplemental information on the Company’s financing leases was as follows (cash paid for finance lease agreements was not material):

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.5	3.2
Incremental borrowing rate	9.3%	9.3%

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

Executive Employment Agreements

On September 20, 2022, the Company entered into an at-will employment agreement (“Baker Employment Agreement”), which became effective on October 3, 2022, with Keith Baker, its Chief Financial Officer. On September 28, 2022, the Company entered into at-will employment agreements (together with the Baker Employment Agreement, the “Executive Employment Agreements”), which became effective on December 16, 2022 upon the closing of the Merger, with Shawn Iadonato, its Chief Executive Officer, Craig Philips, its President and Pauline Kenny, its General Counsel. On April 23, 2023, the Company’s board of directors (the “Board”) approved salary increases effective at the next payroll period and bonus increases for fiscal year 2023 to Shawn Iadonato, Craig Philips, Keith Baker, and Pauline Kenny.

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

7.
Strategic License Agreements

Anti-VISTA Antibody Program License Agreement

In connection with the Company’s research into innovative immuno-oncology drug targets, the Company acquired rights to a group of fully human antibodies from Gigagen, Inc., a wholly owned subsidiary of Grifols, S.A. (“Gigagen”). Pursuant to a material transfer agreement with Gigagen dated August 2019 (the “2019 MTA”), the Company performed research activities to assess Gigagen’s anti-VISTA antibodies. Under an option and license agreement effective as of August 10, 2020, as amended in November 2020, and as further amended in May 2023, the parties agreed to terminate the 2019 MTA and Gigagen granted the Company a research license to continue additional evaluation of certain anti-VISTA antibodies. Gigagen also granted the Company an exclusive option to obtain an exclusive license to develop, manufacture and commercialize certain anti-VISTA antibodies during the option term commencing on the effective date and ended on December 31, 2020. The option and license agreement provides for a payment to Gigagen of $0.2 million within five days after the effective date. In addition, upon the Company’s exercise of its option during the option term, within 60 days after such date the Company is obligated to, among other things, (i) pay Gigagen an upfront option exercise fee of $0.4 million, and (ii) issue Gigagen non-voting common stock of the Company having an aggregate then-current fair market value of $0.25 million. The Company is also obligated to pay Gigagen (i) development and regulatory milestones of less than $21 million based on achievement of certain predetermined milestones, (ii) sales milestones up to an aggregate of $11.0 million based on net sales thresholds, and (iii) royalties in the low-single digits on net sales for each licensed product sold by the Company during the term of the agreement. The Company accounted for the acquisition of rights as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment to Gigagen as research and development expense in the consolidated statements of operations because the acquired rights represented in-process research and development that have no alternative future use. From inception of the 2019 MTA through June 30, 2023, the Company has incurred $500,000 in milestone expense and zero in royalties under the 2019 MTA.

Anti-CD27 Agonist Antibody Program License Agreement

In connection with the Company’s research into innovative immuno-oncology drug targets, the Company acquired rights to a group of fully human antibodies from Gigagen directed to CD27. Pursuant to a material transfer agreement with Gigagen dated October 28, 2020, as amended in April 2021 (the “2020 MTA”), the Company performed research activities to assess Gigagen’s anti-CD27 agonist antibodies. Under an option and license agreement effective as of June 9, 2021, as amended in August 2022, as further amended in December 2022, and as further amended in May 2023, the parties agreed to terminate the 2020 MTA, Gigagen granted the Company a research license to continue additional evaluation of certain anti-CD27 agonist antibodies and also granted the Company an exclusive option to obtain an exclusive license to develop, manufacture and commercialize certain antibodies targeting CD27 during the option term commencing on the effective date and ending on December 31, 2022. The option and license agreement provides for the Company to pay Gigagen (i) an insignificant exclusivity payment within 60 days after the effective date, and (ii) an insignificant evaluation payment due by March 16, 2022. In addition, upon the Company’s exercise of its option, within 60 days after such option exercise date, the Company is obligated to, among other things, (i) pay Gigagen an upfront option exercise fee of $0.1 million, and (ii) issue Gigagen non-voting common stock of the Company having an aggregate then-current fair market value of $0.25 million. The Company is also obligated to pay Gigagen (i) development and regulatory milestones of less than $21 million based on achievement of certain predetermined milestones, (ii) sales milestones up to an aggregate of $11.0 million based on net sales thresholds, and (iii) royalties in the low-single digits on net sales for each licensed product sold by the Company during the term of the agreement.

The Company accounted for the acquisition of rights as an asset acquisition because it did not meet the definition of a business. From inception of the 2020 MTA through June 30, 2023, none of the milestones have been achieved and no royalties were due under the agreement.

8.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of June 30, 2023, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2022	Issued	Exercised	Cancelled/Expired	Number Outstanding as of June 30, 2023	Range of Exercise Price
2013		12	—	—	(12)	—
2017	November 2023 - June 2025	131	—	—	—	131	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	(4)	40	$0.14 - $21.80
2020	October 2023	45	—	—	—	45	$0.14
2022	August 2025 - December 2029	301	—	(128)	—	173	$0.14 - $168.35
2023	April 2028 - April 2033	—	1,973	(67)	—	1,906	$4.08 - $5.26
Total number of		533	1,973	(195)	(16)	2,295

shares underlying warrants

Equity Raise - Registered Direct Offering

On April 20, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) (such offering, the “Registered Offering”), (i) an aggregate of 948,000 shares of its common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of its common stock (the “Pre-Funded Warrants”) to the Investor at a purchase price of $4.209 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “April 2023 Private Placement” and, together with the Registered Offering, the “Offering”), the Company issued to the Investor warrants to purchase up to 1,425,179 shares of common stock (the “Common Warrants”) at an exercise price of $4.08 per share. The Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date. In connection with the Offering, the Company entered into an engagement letter (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright an aggregate cash fee equal to $420,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $520,000, which resulted in net proceeds to the Company of $5.5 million. On April 24, 2023, the Company also issued to Wainwright or its designees warrants to purchase 71,259 shares of common stock (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the commencement of sales in the Offering, and have an exercise price of $5.2625 per share.

During the three months ended June 30, 2023, the Company issued 144,000 shares of its common stock upon exercise of warrants and received proceeds of $10,000. During the six months ended June 30, 2023, the Company issued 195,000 shares of its common stock upon exercise of warrants and received proceeds of $17,000. The exercise price of all shares exercised during the six months ended June 30, 2023 ranged from $0.001 to $0.14.

As of June 30, 2022, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2021	Issued	Exercised	Cancelled/Expired	Number Outstanding as of June 30, 2022	Range of Exercise Price
2013	April 2023	12	—	—	—	12	$10.17
2017	September 2022 - June 2025	203	—	(20)	(17)	166	$0.14 - $23.25
2019	July 2022 - April 2027	50	—	(2)	(1)	47	$0.14 - $26.88
2020	February 2023 - October 2023	73	—	(24)	—	49	$0.14 - $26.88
Total number of shares underlying warrants		338	—	(46)	(18)	274

During the three months ended June 30, 2022, the Company issued 44,000 shares of its common stock upon exercise of warrants and received proceeds of $6,000. During the six months ended June 30, 2022, the Company issued 45,000 shares of its common stock upon exercise of warrants and received proceeds of $6,000. The exercise price of all shares exercised during the six months ended June 30, 2022 was $0.14.

Common Stock

As of June 30, 2023, there were 9,732,463 shares of common stock issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

June 30, 2023
(in thousands)
Shares reserved for stock options and restricted stock units to purchase common stock under equity incentive plans	1,969
Shares reserved for future issuance of equity awards	1,047
Shares reserved for exercise of warrants	2,295
Total	5,311

During the three months ended June 30, 2023, the Company sold 948,000 shares of its common stock in connection with the Registered Offering (as defined above) and received net proceeds of $4.0 million.

During the six months ended June 30, 2023, the Company sold 126,503 shares of its common stock to individual investors under the Sales Agreement (as defined below) and received net proceeds of $0.8 million in connection with the ATM (as defined below) equity offering program.

During the six months ended June 30, 2023, the Company issued 12,000 shares of its common stock for professional services and recorded $41,000 as consulting expense within general and administrative expense.

During the three months ended June 30, 2023, the Company issued 144,000 shares of its common stock upon exercise of warrants and received proceeds of $10,000. During the six months ended June 30, 2023, the Company issued 195,000 shares of its common stock upon exercise of warrants and received proceeds of $17,000. The exercise price of all shares exercised ranged from $0.001 to $0.14.

During the three months ended June 30, 2023, the Company issued 109,000 shares of its common stock upon vesting of restricted stock units. 81,000 shares were issued to members of the Company’s executive management, 8,000 shares were issued to directors of the Company and 20,000 were issued to employees, former employees and former Board members. During the six months ended June 30, 2023, the Company issued 132,000 shares of its common stock upon vesting of restricted stock units. 100,000 shares were issued to members of the Company’s executive management, 2,000 shares were issued to directors of the Company and 22,000 were issued to employees, former employees and former Board members.

During the three months ended June 30, 2022, the Company sold 33,000 shares of its common stock to individual investors and received net proceeds of $905,000. During the six months ended June 30, 2022, the Company sold 36,000 shares of its common stock to individual investors and received net proceeds of $1.0 million.

During the three months ended June 30, 2022, outstanding principal and accrued interest under the other notes payable of $1.1 million was settled by issuing 46,000 shares of the Company’s common stock at fair value (based on a recent valuation) to the holders. During the six months ended June 30, 2022, outstanding principal and accrued interest under the other notes payable of $1.3 million was settled by issuing 55,000 shares of the Company’s common stock at fair value (based on a recent valuation) to the holders.

During the three months ended June 30, 2022, the Company issued 44,000 shares of its common stock upon exercise of warrants and received proceeds of $7,000. During the six months ended June 30, 2022, the Company issued 45,000 shares of its common stock upon exercise of warrants and received proceeds of $7,000. The exercise price of all shares exercised was $0.14.

Private Placement

The Private Placement (see Note 1) provides for the issuance of shares of the Company’s common stock in two closings, one of which occurred immediately following the closing of the Merger and one of which is expected to occur on October 31, 2023. The first closing of the Private Placement occurred on December 16, 2022 and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million to investors that are related parties.

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

The second closing of the Private Placement is expected to occur on October 31, 2023, at which time the Company will be obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the VWAP, plus (b) 10% of the VWAP; provided, however

, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right is subject to remeasurement at each reporting date and the Company has used the Monte Carlo simulation method to determine fair value of approximately $3.5 million as of June 30, 2023. The Company incurred insignificant issuance costs related to the Private Placement.

9.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	June 30,
	2023	2022
	(in thousands)
Balance as of beginning of period	$442	$—
Decrease for provision of research services	(442)	—
Balance as of end of period	$—	$—

Merck

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis (“ALS”). As of December 31, 2022, the Company had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. The Company recognized $161,000 in revenue for the three months ended June 30, 2023 and $442,000 for the six months ended June 30, 2023. The Company recognized revenue of zero for the three and six months ended June 30, 2022. As of June 30, 2023, the Company had zero in deferred revenue under the Merck Neuromuscular License Agreement.

10.
Grant Agreement

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

The Company recognized grant revenue under this grant of zero for the three and six months ended June 30, 2023. The Company recognized grant revenue of $224,000 for the three months ended June 30, 2022 and $299,000 for the six months ended June 30, 2022.

11.
Licensing Revenue Agreements

The following table shows the activity for the Company’s licensing revenue agreements and deferred revenue (in thousands):

	June 30,
	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$1,041
Decrease for provision of research services	—	(967)
Balance as of end of period	$—	$74

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

The Company recognized license revenue over time of zero under the Genentech Agreement with Genentech for the three and six months ended June 30, 2023. The Company recognized license revenue of $609,000 for the three months ended June 30, 2022 and $967,000 for the six months ended June 30, 2022. There was no deferred revenue related to this license as of June 30, 2023 as the Genentech Agreement was terminated in December 2022.

Merck

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. This collaboration focused on the discovery and development of novel candidates for the treatment of ALS. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenue of $5.0 million for the three months ended June 30, 2023 under the Merck Neuromuscular License Agreement. The Company received the $5.0 million milestone payment in July 2023.

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

In 2018, the 2008 Plan expired and only stock options granted prior to the 2008 Plan expiration remain outstanding as of June 30, 2023.

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

In February 2020, the 2010 Plan expired and only stock options granted prior to the expiration remain outstanding as of June 30, 2023. As of June 30, 2023, there were no SARs outstanding.

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

In December 2022, the 2020 Plan expired and only stock options granted prior to the 2020 Plan expiration remain outstanding as of June 30, 2023.

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

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2022	734	$22.67	5.4	$—
Granted	1,268	$3.28
Forfeited	(34)	$26.85
Expired	(9)	$10.90
Outstanding as of June 30, 2023	1,959	$10.10	8.1	$—
Exercisable as of June 30, 2023	982	$8.53	6.4	$—

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected volatility	110.3% - 111.6%	84.2% - 84.7%
Expected term (years)	6.5	5.8 - 6.6
Risk-free interest rate	3.4% - 3.4%	1.6% - 2.2%
Expected dividend yield	0% - 0%	0% - 0%

Restricted Stock

The Company has granted restricted stock units (“RSUs”) under its equity incentive plans with both service-based and performance-based vesting conditions. As of June 30, 2023, the Company’s outstanding RSUs are time-based and have a grant date fair value of $267,000.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, excepts per share amounts)
Outstanding and unvested as of December 31, 2022	175	$26.89
Exercised/Released	(132)	$26.89
Cancelled/Forfeited	(33)	$26.48
Outstanding and unvested as of June 30, 2023	10	$27.22

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$348	$438	$425	$603
General and administrative	1,522	317	2,499	437
Total stock-based compensation	$1,870	$755	$2,924	$1,040

As of June 30, 2023, there was $3.8 million of unrecognized stock-based compensation related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of 2.1 years.

13.
Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss)

per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, excepts per share amounts)
Numerator:
Net income (loss) attributable to Kineta, Inc.	$386	$(5,878)	$(6,065)	$(10,854)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	9,939	4,795	9,339	4,766
Net income (loss) per share, basic and diluted	$0.04	$(1.23)	$(0.65)	$(2.28)

(1) Included in the denominator were 640,000 and 506,000 weighted-average shares of common stock warrants for the three and six months ended June 30, 2023, respectively, with exercise prices that ranged from $0.001 to $0.14. Included in the denominator were 146,000 weighted-average shares of common stock warrants for the three and six months ended June 30, 2022 with an exercise price of $0.14.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share as of the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Common stock options	1,959	737	1,959	737
Unvested restricted stock subject to repurchase	10	170	10	170
Warrants to purchase common stock	1,631	128	1,631	128
Vested restricted stock subject to recall	56	56	56	56
Convertible notes, if converted	—	594	—	594
Total	3,656	1,685	3,656	1,685

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $29,000 for the three months ended June 30, 2023 and $69,000 for the six months ended June 30, 2023. The Company provided matching contributions of $26,000 for the three months ended June 30, 2022 and $67,000 for the six months ended June 30, 2022.

14.
Related Party Transactions

RSU Vesting

During the three months ended June 30, 2023, the Company issued 89,000 shares of its common stock upon vesting of restricted stock units. 81,000 shares were issued to members of the Company’s executive management and 8,000 shares were issued to directors of the Company.

Warrant Exercises

During the three months ended June 30, 2023, the Company issued 63,000 shares of its common stock upon exercise of outstanding warrants, 3,000 shares were issued to members of the Company’s executive management and 60,000 shares were issued to a director of the Company.

Stock Purchases

During the three months ended June 30, 2023, one member of the Company’s executive management purchased 5,000 shares of the Company’s common stock on the open market.

2020 Convertible Notes

As of June 30, 2022, the Company had a principal balance of $9.8 million outstanding for its 2020 convertible notes. Two members of the Company’s board of directors held two of 2020 convertible notes totaling $1.8 million.

15.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

Election of Directors

On June 27, 2023, the Board increased the size of the Board from five to seven members and appointed Scott J. Dylla, Ph.D. and Kimberlee C. Drapkin as directors of the Company, effective July 1, 2023. In addition, the Board appointed Dr. Dylla to serve as a member of the Compensation Committee of the Board and appointed Ms. Drapkin to serve as a member of the Audit Committee of the Board and the Compensation Committee of the Board. The Board has determined that Dr. Dylla and Ms. Drapkin are each independent in accordance with the applicable rules of Nasdaq.

Employee and Director Equity Awards

On July 1, 2023, the Board, pursuant to the Company’s Non-Employee Director Compensation Policy, granted an option to purchase 20,000 shares of common stock to each of Ms. Drapkin and Dr. Dylla in connection with their appointment to the Board. These stock option grants were issued under the 2022 Plan and vest in equal quarterly installments over three years.

Amendment No. 5 to the Securities Purchase Agreement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into the Securities Purchase Agreement to sell shares of the Company’s common stock to certain institutional investors in the Private Placement. The Company and the investors entered into the amendment to the Securities Purchase Agreement on July 21, 2023 to, among other things, extend the date of the second closing. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on October 31, 2023.

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

We dosed the first patient in a Phase 1/2 clinical trial of KVA12123 in the United States in April 2023. The Phase 1/2 clinical study will evaluate KVA12123 alone and in combination with the immune checkpoint inhibitor pembrolizumab in patients with advanced solid tumors. KVA12123 is engineered to be a differentiated VISTA blocking immunotherapy to address the problem of immunosuppression in the tumor microenvironment. It is a fully human engineered IgG1 monoclonal antibody that was designed to bind to VISTA through a unique epitope. KVA12123 may be an effective immunotherapy for many types of cancer including non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), ovarian cancer (“OC”), renal cell carcinoma (“RCC”) and head and neck squamous cell carcinoma (“HNSCC”). These indications represent a significant unmet medical need with a large worldwide commercial opportunity for KVA12123.

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $6.1 million for the six months ended June 30, 2023 and $10.9 million for the six months ended June 30, 2022. As of June 30, 2023 we had an accumulated deficit of $157.8 million.

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

From inception to June 30, 2023, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of June 30, 2023, we had cash of $7.8 million. Our current capital resources, together with the $5.0 million cash received in July 2023 from the Merck milestone payment plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025. Our long term plans will require us to raise substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our long-term plans. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, we entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023 and July 21, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), with certain investors to sell shares of our common stock to such investors in a private placement (the “Private Placement”). We and the investors entered into the amendment to the Securities Purchase Agreement on July 21, 2023 to, among other things: (i) extend the date of the second closing from July 25, 2023 to October 31, 2023.

The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on October 31, 2023. The Company has the ability to unilaterally terminate the Securities Purchase Agreement until the date of the second closing.

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

During the six months ended June 30, 2023, we sold 126,503 shares of our common stock to individual investors under the Sales Agreement and received net proceeds of $0.8 million in connection with the ATM equity offering program.

Registered Direct Offering

On April 20, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) (such offering, the “Registered Offering”), (i) an aggregate of 948,000 shares of our common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of our common stock (the “Pre-Funded Warrants”) to the Investor at a purchase price of $4.209 per Pre-Funded Warrant, for aggregate gross proceeds from the Offering (as defined below) of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “April 2023 Private Placement” and, together with the Registered Offering, the “Offering”), we issued to the Investor warrants to purchase up to 1,425,179 shares of common stock (the “Common Warrants”) at an exercise price of $4.08 per share. The Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

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

Nasdaq Market Capitalization Deficiency Letter

On June 27, 2023, the Company received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2) because the Company has not maintained a minimum Market Value of Listed Securities (“MVLS”) of at least $35 million for the last 30 consecutive business days. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company has 180 calendar days from the date of the Notice, or until December 26, 2023, to regain compliance. If at any time during this 180-day period the MVLS is at least $35 million for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed.

If the Company does not regain compliance with the MVLS requirement within the compliance period, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Nasdaq staff to a hearings panel.

The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVLS requirement.

There can be no assurance that the Company will be able to regain compliance with the MVLS requirement.

Financial Operations Overview

Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Our revenues have been primarily derived from our collaboration, research and license agreements as well as grants awarded by government agencies.

Collaboration Revenues

In connection with the Merger, we became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck (known as MSD outside the United States and Canada) to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete.

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

Change in Fair Value Measurement of Other Asset

Change in fair value of other asset relates to the remeasurement of the rights from Private Placement that we determined was a derivative, which requires the asset to be accounted for at fair value. Until settlement, this other asset is remeasured at fair value at each reporting period with the changes in fair value recorded in the statement of operations.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable relates to the remeasurement of the notes payable that we elected to account for under the fair value option. Until settlement, these notes payable are remeasured at fair value at each reporting period with the changes in fair value recorded in the statement of operations.

(Loss) Gain on Extinguishments of Debt, Net

(Loss) gain on extinguishments of debt, net consists of the (loss) gain upon settlement of our notes payable and other debt.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income and other items that are of a non-recurring nature and primarily relate to items that are immaterial.

Net (Loss) Income Attributable to Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest reflects investors’ share of net (loss) income in our majority owned subsidiaries.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Revenues:
Collaboration revenues	$161	$—	$161	$442	$—	$442
Licensing revenues	5,000	609	4,391	5,000	967	4,033
Grant revenues	—	224	(224)	—	299	(299)
Total revenues	5,161	833	4,328	5,442	1,266	4,176
Operating expenses:
Research and development	2,710	3,879	(1,169)	5,553	7,902	(2,349)
General and administrative	3,431	1,825	1,606	7,355	3,434	3,921
Total operating expenses	6,141	5,704	437	12,908	11,336	1,572
Loss from operations	(980)	(4,871)	3,891	(7,466)	(10,070)	2,604
Other (expense) income:
Interest expense	(21)	(556)	535	(44)	(1,140)	1,096
Change in fair value of other asset	1,221	—	1,221	1,221	—	1,221
Change in fair value of measurement of notes payable	(7)	(266)	259	(13)	(124)	111
Gain on extinguishments of debt expense	—	(174)	174	—	495	(495)
Other income (expense), net	162	(11)	173	197	(14)	211
Total other (expense) income, net	1,355	(1,007)	2,362	1,361	(783)	2,144
Net income (loss)	375	(5,878)	6,253	(6,105)	(10,853)	4,748
Net income (loss) attributable to noncontrolling interest	(11)	—	(11)	(40)	1	(41)
Net income (loss) attributable to Kineta, Inc.	$386	$(5,878)	$6,264	$(6,065)	$(10,854)	$4,789

Revenues

Collaboration revenues were $161,000 for the three months ended June 30, 2023 and zero for the three months ended June 30, 2022 as a result of research services provided under the Merck Neuromuscular License Agreement pursuant to which the Company became a successor in interest in connection with the Merger. Collaboration revenues were $442,000 for the six months ended June 30, 2023 and zero for the six months ended June 30, 2022. Upon completion of the Merger, we had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. As of June 30, 2023, we have completed the project services and had zero in deferred revenue under the Merck Neuromuscular License Agreement.

Licensing revenues were $5.0 million for the three months ended June 30, 2023 and $609,000 for the three months ended June 30, 2022 and were $5.0 million for the six months ended June 30, 2023 and $967,000 for the six months ended June 30, 2022. The licensing revenues in 2023 were due to the achievement of a development milestone pursuant to the Merck Neuromuscular License Agreement and the licensing revenues in 2022 were due to research and development services from the Genentech Agreement, which was terminated in December 2022.

Grant revenues were zero for the three months ended June 30, 2023 and $224,000 for the three months ended June 30, 2022 and were zero for the six months ended June 30, 2023 and $299,000 for the six months ended June 30, 2022. The grant revenues in 2022 were due to services provided under a grant that was concluded in December 2022.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Direct external program expenses:
KVA12123 program	$1,647	$1,872	$(225)	$3,431	$4,376	$(945)
ALS target program	84	—	84	282	—	282
CD27 program	89	177	(88)	162	362	(200)
KCP-506 program	7	277	(270)	111	311	(200)
Other programs	—	84	(84)	—	178	(178)
Internal and unallocated expenses:
Personnel-related costs	573	1,165	(592)	922	2,055	(1,133)
Facilities and related costs	244	206	38	544	428	116
Other costs	66	98	(32)	101	192	(91)
Total research and development expenses	$2,710	$3,879	$(1,169)	$5,553	$7,902	$(2,349)

Research and development expenses decreased by $1.2 million, or 30%, to $2.7 million for the three months ended June 30, 2023 from $3.9 million for the three months ended June 30, 2022. The decrease in direct external program expenses of $0.6 million was primarily due to lower activities for KCP-506, which mostly completed in 2022, and KVA12123 as we began securing clinical trial sites in advance of enrolling the first patient, which occurred in April 2023. We expect our direct external program expenses to increase over time this year as we enroll and dose additional patients. The decrease in our internal and unallocated research and development expenses of $0.6 million was primarily due to lower personnel costs as a result of reducing research and development staff in December 2022 as we transitioned to clinical trials.

Research and development expenses decreased by $2.3 million, or 30%, to $5.6 million for the six months ended June 30, 2023 from $7.9 million for the six months ended June 30, 2022. The decrease in direct external program expenses of $1.2 million was primarily due to lower activities for KVA12123 as we began securing clinical trial sites in advance of enrolling the first patient, which occurred in April 2023. We expect our direct external program expenses to increase over time this year as we enroll and dose additional patients. The decrease in our internal and unallocated research and development expenses of $1.1 million was primarily due to lower personnel costs as a result of reducing research and development staff in December 2022 as we transitioned to clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 88%, to $3.4 million for the three months ended June 30, 2023 from $1.8 million for the three months ended June 30, 2022. The increase was primarily due to an increase in personnel costs driven by a $1.2 million increase in stock-based compensation expense and $0.3 million increase on compensation. Stock-based compensation increased due to additional options granted during 2023 and from RSUs with performance conditions contingent upon the closing of the Merger, which were not met until December 2022.

General and administrative expenses increased by $3.9 million, or 114%, to $7.4 million for the six months ended June 30, 2023 from $3.4 million for the six months ended June 30, 2022. The increase was primarily due to increases in personnel costs of $2.7 million, professional services of $0.7 million and other administrative costs of $0.5 million. Stock-based compensation increased due to additional options granted during 2023 and from RSUs with performance conditions contingent upon the closing of the Merger, which were not met until December 2022. Professional services increased due to higher legal, audit and consulting costs from operating as a public company. Other administrative expenses increased primarily due to public company directors and officers insurance premiums.

Other Income and expense, net

Interest Expense

Interest expense decreased by $535,000, or 96%, to $21,000 for the three months ended June 30, 2023 from $556,000 for the three months ended June 30, 2022. Interest expense decreased by $1.1 million, or 96%, to $44,000 for the six months ended June 30, 2023 from $1.1 million for the six months ended June 30, 2022. Interest expense decreased due to a significantly lower balance of notes in 2023 as the majority of notes were converted to equity in December 2022.

Change in Fair Value Measurement of Other Asset

Change in fair value of other asset was a gain of $1.2 million for the three and six months ended June 30, 2023 and was zero for the three and six months ended June 30, 2022. The fluctuation in 2023 was due to the change in fair value of the rights from Private Placement.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable was a loss of $7,000 for the three months ended June 30, 2023 and was a loss of $266,000 for the three months ended June 30, 2022. Change in fair value of notes payable was a loss of $13,000 for the six months ended June 30, 2023 and was a loss of $124,000 for the six months ended June 30, 2022. The fluctuations in 2023 were not significant due to a significantly lower balance of notes in 2023 as the majority of notes were converted to equity in December 2022.

Gain/loss on Extinguishments of Debt

Loss on extinguishments of debt was zero for the three months ended June 30, 2023 and $174,000 for the three months ended June 30, 2022 due to the settlement of notes payable accounted for under the fair value election. Gain on extinguishments of debt was zero for the six months ended June 30, 2023 and $495,000 for the six months ended June 30, 2022. There have been no settlement of notes payable during the three and six months ended June 30, 2023 as the majority of notes were converted to equity in December 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through June 30, 2023, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront payments from our license agreements. As of June 30, 2023, we had $7.8 million in cash and an accumulated deficit of $157.8 million. We expect that our operating expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

On April 20, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we issued and sold, in a registered direct offering priced at-the-market under the rules of Nasdaq (the “Registered Offering”), (i) an aggregate of 948,000 shares of our common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of our common stock (the “Pre-Funded Warrants”) to the Investor at a purchase price of $4.209 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each Pre-Funded Warrant represents the right to purchase one share of our common stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In the April 2023 Private Placement, we issued to the Investor Common Warrants at an exercise price of $4.08 per share. The Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date. In connection with the Offering, we entered into the Engagement Letter with Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of our securities pursuant to the Purchase Agreement. As compensation for such placement agent services, we paid Wainwright an aggregate cash fee equal to $420,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $520,000, which resulted in net proceeds to us of $5.5 million. On April 24, 2023, we also issued to Wainwright or its designees warrants to purchase 71,259 shares of the Wainwright Warrants. The Wainwright Warrants have a term of five years from the commencement of sales in the Offering, and have an exercise price of $5.2625 per share.

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

As of June 30, 2023, we had cash of $7.8 million. Our current capital resources as of June 30, 2023, together with the $5.0 million in cash received in July 2023 from the Merck milestone payment plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund our operating expenses and capital expenditure requirements into early 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,905)	$(8,452)
Investing activities	303	(15)
Financing activities	6,229	1,791
Net change in cash and cash equivalents	$(5,373)	$(6,676)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $11.9 million, consisting of a net loss of $6.1 million and a change in other net operating assets and liabilities of $7.8 million, partially offset by noncash charges of $2.0 million. Our change in net operating assets and liabilities primarily resulted from a $5.0 million increase in license receivable and decreases in accrued expenses and other current liabilities of $1.6 million, accounts payable of $0.5 million, deferred revenue of $0.4 million, operating lease liability of $0.4 million and prepaid expenses and other current assets of $0.2 million. The noncash charges primarily consisted of $2.9 million in stock-based compensation and $0.4 million noncash operating lease expense, partially offset by a $1.2 million change in fair value of other asset and $0.1 million gain on disposal of fixed assets.

Cash used in operating activities for the six months ended June 30, 2022 was $8.5 million, consisting of a net loss of $10.9 million, partially offset by a change in other net operating assets and liabilities of $1.4 million and noncash charges of $1.0 million. Our change in net operating assets and liabilities primarily resulted from a $3.8 million increase in accounts payable and accrued expenses and other current liabilities mainly due to increased costs associated with our KVA12123 program and the Merger as well as the timing of payments, partially offset by a $1.1 million increase in prepaid expenses and other current assets mainly due to the capitalization of direct costs related to the Merger, a $1.0 million decrease in deferred revenue mainly due to ongoing research and development services for the Phase 1 clinical trial under its license agreement with Genentech and a $0.4 million decrease in operating lease liability. The noncash charges primarily consisted of $1.0 million in stock-based compensation, $0.3 million noncash operating lease expense and $0.1 million in change in fair value measurement of notes payable, partially offset by a $0.5 million gain on debt extinguishment driven by settlement of notes payable accounted for under the fair value election.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $0.3 million, consisting primarily of cash received from the sale of certain property and equipment. Cash used in investing activities for the six months ended June 30, 2022 was insignificant.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $6.2 million, primarily related to net proceeds of $5.5 million from the Registered Offering and $0.8 million from the issuance of our common stock to investors pursuant to the Sales Agreement.

Cash provided by financing activities for the six months ended June 30, 2022 was $1.8 million, primarily related to $4.8 million in proceeds from the issuance of notes payable and $1.0 million in proceeds from the issuance of our common stock, partially offset by $4.0 million in payments of notes payable.

Debt Obligations

Notes Payable

As of June 30, 2023, we had outstanding notes payable in an aggregate principal amount of $779,000 at interest rates that range from 3.75% to 6%, of which $379,000 is due within the next 12 months. The principal amount of each note payable is due at a specified periodic repayment date and/or at maturity, with such dates ranging from June 2024 to on or after September 2050.

See Note 5 to our consolidated financial statements included in this Quarterly Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirements greater than 12 months are related to other contractual obligations and commitments related to license agreements and leases.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of June 30, 2023, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We lease office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expires in July 2024. As of June 30, 2023, undiscounted future minimum lease payments of $1.0 million remain pursuant to the lease agreement.

In addition, we enter into agreements in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other research and development services. Such agreements generally provide for termination upon notice, although obligate us to reimburse vendors for any time or costs incurred through the date of termination.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting estimates used in the preparation of our financial statements for the three and six months ended June 30, 2023 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

We believe that the accounting principles used in the preparation of our financial statements for the three and six months ended June 30, 2023 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to completion of the Merger, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, our management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. In connection with the review of our financial statements for the three months ended June 30, 2023, our management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness for the three months ended June 30, 2023 relates to accounting for complex financial instruments related to the derivative asset. The material weakness for the year ended December 31, 2022 relates to accounting for complex financial instruments related to warrants issued to certain existing stockholders. The material weaknesses for the year ended December 31, 2021 relate to segregation of duties in finance and internal technical resources for complex transactions. The material weaknesses are still present and have not been remediated.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation and for the reasons set forth above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors included in our 2022 Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The following risk factor, together with the risks and uncertainties referenced above, should be considered carefully before making an investment decision. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Kineta has identified material weaknesses in its internal control over financial reporting. If Kineta is unable to remedy its material weaknesses in the future, or if Kineta fails to establish and maintain effective internal controls, Kineta may be unable to produce timely and accurate financial statements. Kineta has concluded that its internal control over financial reporting is not effective as of June 30, 2023, which could adversely impact Kineta’s investors’ confidence and Kineta’s stock price.

Prior to completion of the Merger, Kineta was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and related procedures. In connection with the audit of Kineta’s financial statements for the years ended December 31, 2022 and 2021, Kineta and its independent registered public accounting firm identified material weaknesses in Kineta’s internal control over financial reporting. In connection with the review of Kineta’s financial statements for the three months ended June 30, 2023, Kineta’s management and its independent registered public accounting firm identified a material weakness in Kineta’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of Kineta’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness for the three months ended June 30, 2023 relates to accounting for complex financial instruments related to the derivative asset. The material weakness for the year ended December 31, 2022 relates to accounting for complex financial instruments related to warrants issued to certain existing stockholders. The material weaknesses for the year ended December 31, 2021 relate to segregation of duties in finance and internal technical resources for complex transactions.

Kineta is in the process of implementing measures designed to improve its internal control over financial reporting to remediate these material weaknesses. For example, Kineta began to address the material weaknesses by implementing certain Sarbanes-Oxley controls during the first half of 2022. In October 2022, Kineta hired a Chief Financial Officer to enhance internal controls and address the material weaknesses and other control deficiencies identified during the audit of the financial statements. Kineta also plans to design and implement improved processes and internal controls, including ongoing senior management review and audit committee oversight. Additionally, Kineta plans to further develop and implement formal policies, processes and documentation procedures relating to its financial reporting, including the oversight of third-party service providers. The actions that Kineta is taking are subject to ongoing executive management review and will also be subject to audit committee oversight. Kineta expects to incur additional costs to remediate these material weaknesses. Kineta cannot assure you that the measures it has taken to date, together with any measures it may take in the future, will be sufficient to remediate the control deficiency that led to the material weaknesses in Kineta’s internal control over financial reporting or to avoid potential future material weaknesses. In addition, prior to the Merger, neither Kineta’s management nor an independent registered public accounting firm had ever performed an evaluation of Kineta’s internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation had been required. Had Kineta or its independent registered public accounting firm performed an evaluation of Kineta’s internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If Kineta is unable to successfully remediate its existing or any future material weakness in Kineta’s internal control over financial reporting, or if Kineta identifies any additional material weakness, the accuracy and timing of Kineta’s financial reporting may be adversely affected, Kineta may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in Kineta’s financial reporting, and Kineta’s stock price may decline as a result. Kineta also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities.

We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Capital Market has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market.

On June 27, 2023, the Company received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2) because the Company has not maintained a minimum Market Value of Listed Securities (“MVLS”) of at least $35 million for the last 30 consecutive business days. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company has 180 calendar days from the date of the Notice, or until December 26, 2023, to regain compliance. If at any time during this 180-day period the MVLS is at least $35 million for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed. If the Company does not regain compliance with the MVLS requirement within the compliance period, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Nasdaq staff to a hearings panel. The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVLS requirement. There can be no assurance that the Company will be able to regain compliance with the MVLS requirement.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In addition, delisting of our common stock could result in the loss of confidence by investors and adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

10.3

Form of Amendment No. 5 to the Securities Purchase Agreement dated July 21, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on July 21, 2023 and incorporated herein by reference).

10.4+

Second Amendment to Option and License Agreement (VISTA), dated as of May 25, 2023, by and between Gigagen, Inc. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on May 30, 2023 and incorporated herein by reference).

10.5*	Second Amendment to Option and License Agreement (CD27), dated as of December 21, 2022, by and between Gigagen, Inc. and the Company.
10.6+

Third Amendment to Option and License Agreement (CD27), dated as of May 25, 2023, by and between Gigagen, Inc. and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on May 30, 2023 and incorporated herein by reference).

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

++ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kineta, Inc.

Date: August 11, 2023	By:	/s/ Shawn Iadonato
Shawn Iadonato, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Keith A. Baker
Keith A. Baker
Chief Financial Officer
(Principal Financial Officer)