Form 10-Q
period 2023-09-30
KINETA, INC./DE
filed 2023-11-03
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of November 1, 2023 was 10,393,567.

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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine and the conflict in Israel and the Gaza Strip, economic sanctions and economic slowdowns or recessions that may result from such developments, which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KINETA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$7,562	$13,143
Prepaid expenses and other current assets	281	457
Total current assets	7,843	13,600
Property and equipment, net	3	249
Operating right-of-use asset	664	1,211
Rights from Private Placement	2,070	2,250
Restricted cash	125	125
Total assets	$10,705	$17,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,333	$6,635
Accrued expenses and other current liabilities	1,857	3,527
Deferred revenue	—	442
Notes payable, current portion	615	—
Operating lease liability, current portion	767	843
Finance lease liabilities, current portion	43	40
Total current liabilities	7,615	11,487
Notes payable, net of current portion	150	748
Operating lease liability, net of current portion	—	547
Finance lease liabilities, net of current portion	51	83
Total liabilities	7,816	12,865
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000 shares authorized as of September 30, 2023 and December 31, 2022; 10,215 and 8,318 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	8
Additional paid-in capital	165,839	156,106
Accumulated deficit	(163,135)	(151,690)
Total stockholders’ equity attributable to Kineta, Inc.	2,714	4,424
Noncontrolling interest	175	146
Total stockholders’ equity	2,889	4,570
Total liabilities and stockholders’ equity	$10,705	$17,435

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenues	$—	$—	$442	$—
Licensing revenues	—	—	5,000	965
Grant revenues	—	200	—	501
Total revenues	—	200	5,442	1,466
Operating expenses:
Research and development	1,909	2,605	7,462	10,507
General and administrative	2,077	2,046	9,432	5,480
Total operating expenses	3,986	4,651	16,894	15,987
Loss from operations	(3,986)	(4,451)	(11,452)	(14,521)
Other (expense) income:
Interest expense (with related parties $0 for the three and nine months ended September 30, 2023 and $465 and $1,366 for the three and nine months ended September 30, 2022, respectively)	(21)	(559)	(65)	(1,699)
Change in fair value of rights from Private Placement	(1,401)	—	(180)	—
Change in fair value measurement of notes payable	(4)	(418)	(17)	(542)
(Loss) gain on extinguishments of debt, net	—	(236)	—	259
Other (expense) income, net	101	(3)	298	(17)
Total other (expense) income, net	(1,325)	(1,216)	36	(1,999)
Net loss	$(5,311)	$(5,667)	$(11,416)	$(16,520)
Net (loss) income attributable to noncontrolling interest	69	(82)	29	(81)
Net loss attributable to Kineta, Inc.	$(5,380)	$(5,585)	$(11,445)	$(16,439)
Net loss per share, basic and diluted	$(0.46)	$(1.14)	$(1.09)	$(3.42)
Weighted-average shares outstanding, basic and diluted	11,738	4,891	10,505	4,808

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Deficit Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Deficit
Balance as of January 1, 2022	4,656	$5	$76,137	$(88,282)	$(12,140)	$191	$(11,949)
Issuance of common stock	3	—	98	—	98	—	98
Issuance of common stock upon extinguishment of notes payable and accrued interest	9	—	235	—	235	—	235
Issuance of common stock upon exercise of warrants	1	—	—	—	—	—	—
Stock-based compensation	—	—	285	—	285	—	285
Net loss	—	—	—	(4,976)	(4,976)	1	(4,975)
Balance as of March 31, 2022	4,669	$5	$76,755	$(93,258)	$(16,498)	$192	$(16,306)
Issuance of common stock	33	—	905	—	905	—	905
Issuance of common stock upon extinguishment of notes payable and accrued interest	46	—	1,064	—	1,064	—	1,064
Note conversion discount	—	—	174	—	174	—	174
Issuance of common stock upon exercise of warrants	44	—	7	—	7	—	7
Stock-based compensation	—	—	755	—	755	—	755
Net loss	—	—	—	(5,878)	(5,878)	—	(5,878)
Balance as of June 30, 2022	4,792	$5	$79,660	$(99,136)	$(19,471)	$192	$(19,279)
Issuance of common stock	20	—	553	—	553	—	553
Issuance of common stock upon extinguishment of notes payable and accrued interest	59	—	1,622	—	1,622	—	1,622
Issuance of common stock upon cashless exercise of stock options	10	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	3		63	—	63	—	63
Issuance of warrants for services	—	—	62	—	62	—	62
Issuance of warrants in connection with notes payable	—	—	47	—	47	—	47
Stock-based compensation	—	—	477	—	477	—	477
Net loss	—	—	—	(5,585)	(5,585)	(82)	(5,667)
Balance as of September 30, 2022	4,884	$5	$82,484	$(104,721)	$(22,232)	$110	$(22,122)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of January 1, 2023	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock	127	1	751	—	752	—	752
Issuance of common stock upon exercise of warrants	51	—	7	—	7	—	7
Issuance of common stock upon vesting of RSUs	23	—	—	—	—	—	—
Issuance of common stock for services	12	—	41	—	41	—	41
Stock-based compensation	—	—	1,054	—	1,054	—	1,054
Net loss	—	—	—	(6,451)	(6,451)	(29)	(6,480)
Balance as of March 31, 2023	8,531	$9	$157,959	$(158,141)	$(173)	$117	$(56)
Issuance of common stock	948	1	5,478	—	5,479	—	5,479
Issuance of common stock upon exercise of warrants	144	—	10	—	10	—	10
Issuance of common stock upon vesting of RSUs	109	—	(69)	—	(69)	—	(69)
Stock-based compensation	—	—	1,870	—	1,870	—	1,870
Net income (loss)	—	—	—	386	386	(11)	375
Balance as of June 30, 2023	9,732	$10	$165,248	$(157,755)	$7,503	$106	$7,609
Issuance of common stock upon exercise of warrants	432	—	3	—	3	—	3
Issuance of common stock for services	51	—	114	—	114	—	114
Stock-based compensation	—	—	474	—	474	—	474
Net loss	—	—	—	(5,380)	(5,380)	69	(5,311)
Balance as of September 30, 2023	10,215	$10	$165,839	$(163,135)	$2,714	$175	$2,889

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(11,416)	$(16,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of rights from Private Placement	180	—
Change in fair value of notes payable	17	542
Non-cash stock-based compensation	3,398	1,517
Non-cash operating lease expense	547	489
Depreciation and amortization	5	39
Common stock issued for services	155	62
Gain on extinguishments of debt, net	—	(259)
Non-cash interest expense	—	47
Gain on disposal of asset	(90)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	176	(2,030)
Accounts payable	(2,302)	5,206
Accrued expenses and other current liabilities	(1,739)	881
Operating lease liability	(623)	(545)
Deferred revenue	(442)	(965)
Net cash used in operating activities	(12,134)	(11,536)
Investing activities:
Purchases of property and equipment	—	(15)
Proceeds from sale of property and equipment	331	—
Net cash provided by (used in) investing activities	331	(15)
Financing activities:
Proceeds from private placement	5,479	—
Proceeds from notes payable	—	5,620
Proceeds from issuance of common stock	752	1,556
Proceeds from exercise of warrants	20	70
Repayments of notes payable	—	(4,000)
Repayments of finance lease liabilities	(29)	(29)
Net cash provided by financing activities	6,222	3,217
Net change in cash and restricted cash	(5,581)	(8,334)
Cash and restricted cash at beginning of year	13,268	11,219
Cash and restricted cash at end of year	$7,687	$2,885
Components of cash and restricted cash:
Cash	$7,562	$2,810
Restricted cash	125	75
Total cash and restricted cash	$7,687	$2,885
Supplemental disclosure of cash flow information:
Cash paid for interest	$36	$1,007
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon extinguishment of notes payable and accrued interest	$—	$3,095
Withholding to cover taxes from RSU vesting	$69	$—
Finance lease liabilities arising from obtaining new right-of-use assets	$—	$41
Issuance of warrants to purchase common stock in connection with notes payable	$—	$47

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

As of September 30, 2023 and December 31, 2022, the Company owns a majority interest of the outstanding issued equity of KCP and all of the outstanding issued equity of KVHF.

Private Placement

In connection and concurrently with the execution of the Merger Agreement, the Company entered into a financing agreement, dated as of June 5, 2022, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on April 15, 2024. The Company has the ability to unilaterally terminate the Securities Purchase Agreement until the date of the second closing.

Liquidity

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of September 30, 2023, had an accumulated deficit of $163.1 million. The net loss attributable to the Company was $5.3 million for the three months ended September 30, 2023 and $11.4 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had unrestricted cash of $7.6 million. The Company’s cash as of September 30, 2023, together with the $2.7 million net proceeds received in October 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements, as of September 30, 2023 and for the three and nine months ended September 30, 2023, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “2022 Annual Report on Form 10-K”). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2023 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Revenue Recognition

Collaboration Revenues

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete. The Company recognized collaboration revenues of zero for the three months ended September 30, 2023 and $442,000 for the nine months ended September 30, 2023. As of June 30, 2023, the Company completed its project services under the Merck Neuromuscular License Agreement.

License Revenues

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Revenue from such milestones is recognized when the accomplishment of the milestone is deemed probable. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. The Company recognized licensing revenues of zero for the three months ended September 30, 2023 and $5.0 million for the nine months ended September 30, 2023 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

Net loss per share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common share equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. In computing basic net loss per share, nominal issuances of common stock, including warrants to purchase the Company’s common stock with an exercise price of $0.14 per share, are reflected in basic net loss per share for all periods, even if antidilutive.

3.
Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, and accounts payable, approximate fair value due to the short-term nature of those instruments.

Rights from Private Placement

The Company determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for at fair value. The fair value was determined using a Monte Carlo simulation based on the contractual funding date of July 25, 2023, minimum purchase price of $3.18 and historical stock prices. The significant unobservable inputs used in the fair value measurement as of September 30, 2023 were as follows: volatility of 86%, risk-free interest rate of 5.40% and funding probability of 75%, which resulted in a loss in fair value of $1.4 million for the three months ended September 30, 2023 and a loss of $0.2 million for the nine months ended September 30, 2023, which is recorded in other income (expense) in the Statement of Operations. The fair value measurement as of September 30, 2023 was approximately $2.1 million.

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$2,250	$—
Change in fair value of rights from Private Placement	(180)	—
Balance at end of period	$2,070	$—

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

2020 Notes

The 2020 notes were valued using a discounted cash flow model based on the contractual payment dates, a discount rate and the contractual maturity date. The significant unobservable inputs used in the fair value measurement of the 2020 note for the three months ended September 30, 2023 were as follows: discount rate of 14.0% and contractual payment date of 0.8 year, which resulted in a fair value for the 2020 note of $236,000.

The significant unobservable inputs used in the fair value measurement of the 2020 notes for the three months ended September 30, 2022 were as follows: discount rate ranging from 11.3% to 11.7% and contractual payment dates ranging from 0.1 years to 2.4 years, which resulted in a fair value of the 2020 notes ranging from $1.6 million to $2.9 million.

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

There were no 2020 convertible notes as of September 30, 2023 as they were converted upon the closing of the Merger. The significant unobservable inputs used in the fair value measurement of the 2020 convertible notes for the three months ended September 30, 2022 were as follows: discount rate ranging from 11.3% to 41.2%, timing of the qualified financing ranging from 0.2 years to 0.75 years, timing of the repayment scenarios based on contractual maturity dates ranging from 0.25 years to 1.25 years, probability of a qualified financing ranging from 80% to 90% and probability of repayment ranging from 10% to 20%, which resulted in a fair value range for the 2020 convertible notes of $11.3 million to $16.2 million.

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

There were no 2022 convertible notes as of September 30, 2023 as they were converted upon the closing of the Merger. The significant unobservable inputs used in the fair value measurement of the 2022 convertible notes for the three months ended September 30, 2022 were as follows: discount rate ranging from 33.6% to 41.2%, timing of the qualified financing ranging from 0.2 years to 0.6 years, timing of the automatic conversion scenario ranging from 0.4 years to 1.0 year, probability of a qualified financing ranging from 80% to 90% and probability of automatic conversion ranging from 10% to 20%, which resulted in a fair value of these 2022 convertible notes ranging from $4.8 million to $5.3 million.

The following table provides a summary of the changes in the fair value of the Company’s 2022 & 2020 notes payable measured using Level 3 inputs:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$219	$17,830
Issuance of 2022 convertible notes	—	5,620
Change in fair value of 2022 & 2020 notes payable	17	542
Partial settlement of 2020 notes payable	—	(5,973)
Balance at end of period	$236	$18,019

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$—	$779
Computer and software	67	73
Leasehold improvements	14	14
Total property and equipment	81	866
Less: Accumulated depreciation and amortization	78	617
Total property and equipment, net	$3	$249

Depreciation and amortization expense was $1,000 for the three months ended September 30, 2023 and $5,000 for the nine months ended September 30, 2023. Depreciation and amortization expense was $15,000 for the three months ended September 30, 2022 and $39,000 for the nine months ended September 30, 2022. The Company has acquired certain laboratory equipment under agreements that are classified as finance leases. The carrying value of the equipment under finance leases included in the balance sheet as property and equipment was zero as of September 30, 2023 and $125,000 as of December 31, 2022, net of accumulated depreciation. During the three months ended September 30, 2023, the Company disposed of assets with a net carrying value of $29,000 and received proceeds of $28,000. During the nine months ended September 30, 2023, the Company disposed of assets with a net carrying value of $241,000 and received proceeds of $331,000.The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

Rights from Private Placement

In connection and concurrently with the execution of the Merger Agreement, the Company entered into the Securities Purchase Agreement to sell shares of the Company’s common stock in the Private Placement. The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on April 15, 2024. With respect to the second closing, the Company is obligated to sell and issue a number of shares of its common stock and the investors are obligated to buy such shares by the specified date and price equal to the volume-weighted average price of Company common stock for the five trading days prior to April 15, 2024 (“VWAP”) plus 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company has recorded a $2.1 million rights from Private Placement asset as of September 30, 2023 for the future right associated with the second closing.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	September 30, 2023	December 31, 2022
	(in thousands)
Compensation and benefits	$980	$745
Accrued clinical trial and preclinical costs	304	404
Accrued interest	158	132
Professional services	64	2,176
Other	351	70
Total accrued expenses and other current liabilities	$1,857	$3,527

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	September 30, 2023		December 31, 2022
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$236	$250	$219
Other notes payable	379	379	379	379
Small Business Administration loan	150	150	150	150
Total notes payable	$779	765	$779	748
Less: current portion		615		—
Notes payable, net of current portion		$150		$748

The Company elected the fair value option for the 2020 notes (see Note 3). The other notes payable and Small Business Administration loan approximate their fair value because interest rates are at prevailing market rates.

Expected future minimum principal payments under the Company’s notes payables as of September 30, 2023 were as follows:

Total
(in thousands)
Years
Remainder of 2023	$—
2024	629
2025	0
2026	0
2027	2
Thereafter	148
Total notes payable	$779
Less: current portion	615
Notes payable, net of current portion	$164

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

The other notes payable were amended in October 2020 to increase the interest rate to 13.0% and extend the maturity date to be on demand by a majority of the holders on or after April 7, 2022, which resulted in a modification of the other notes payable. The Company may prepay the other notes payable at any time without penalty. In April 2022, the Company extended the maturity date for the remaining other notes payable with a principal balance of $379,000 to June 30, 2024 and decreased the interest rate to 6.0% interest, which was accounted for as a modification. As the other notes payable approximated their fair value, no gain or loss was recognized upon extinguishment.

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

Under the lease agreement, the Company is required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes and utilities. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was $208,000 for the three months ended September 30, 2023 and variable costs were $137,000. Rent expense was $658,000 for the nine months ended September 30, 2023 and variable costs were $447,000. Rent expense was $208,000 for the three months ended September 30, 2022 and variable costs were $124,000. Rent expense was $624,000 for the nine months ended September 30, 2022 and variable costs were $386,000.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Future undiscounted payments due under the operating lease as of September 30, 2023 were as follows:

Years	(in thousands)
Remainder of 2023	$235
2024	561
Total undiscounted lease payments	796
Less: Imputed interest	(29)
Operating lease liability	767
Less: Operating lease liability, current portion	(767)
Operating lease liability, net of current portion	$—

Supplemental information on the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for operating lease agreement (in thousands)	$235	$228	$701	$681
Remaining lease term (in years)	0.8	1.8	0.8	1.8
Incremental borrowing rate	10%	10%	10%	10%

The Company subleases portions of its premises in Seattle, Washington to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleases approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. Under the second sublease agreement, which commenced in January 2019 and expired in June 2020, the Company subleased approximately 7,194 square feet. Sublease income is recorded within operating expenses and was $49,000 for the three months ended September 30, 2023 and $146,000 for the nine months ended September 30, 2023. Sublease income was $47,000 for the three months ended September 30, 2022 and $141,000 for the nine months ended September 30, 2022. As of September 30, 2023, the total minimum rentals to be received under the remaining noncancelable sublease was $30,000.

Finance Leases

Future undiscounted payments due under finance lease liabilities as of September 30, 2023 were as follows:

Years	(in thousands)
Remainder of 2023	$12
2024	50
2025	32
2026	10
Total undiscounted lease payments	104
Less: Imputed interest	(10)
Financing lease liabilities	94
Less: Financing lease liabilities, current portion	(43)
Financing lease liabilities, net of current portion	$51

Supplemental information on the Company’s financing leases was as follows (cash paid for finance lease agreements was not material):

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.3	3.2
Incremental borrowing rate	9.3%	9.3%

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

7.
Strategic License Agreements

Anti-VISTA Antibody Program License Agreement

In connection with the Company’s research into innovative immuno-oncology drug targets, the Company acquired rights to a group of fully human antibodies from Gigagen, Inc., a wholly owned subsidiary of Grifols, S.A. (“Gigagen”). Pursuant to a material transfer agreement with Gigagen dated August 2019 (the “2019 MTA”), the Company performed research activities to assess Gigagen’s anti-VISTA antibodies. Under an option and license agreement effective as of August 10, 2020, as amended in November 2020, and as further amended in May 2023, the parties agreed to terminate the 2019 MTA and Gigagen granted the Company a research license to continue additional evaluation of certain anti-VISTA antibodies. Gigagen also granted the Company an exclusive option to obtain an exclusive license to develop, manufacture and commercialize certain anti-VISTA antibodies during the option term commencing on the effective date and ended on December 31, 2020. The option and license agreement provides for a payment to Gigagen of $0.2 million within five days after the effective date. In addition, upon the Company’s exercise of its option during the option term, within 60 days after such date the Company is obligated to, among other things, (i) pay Gigagen an upfront option exercise fee of $0.4 million, and (ii) issue Gigagen non-voting common stock of the Company having an aggregate then-current fair market value of $0.25 million. The Company is also obligated to pay Gigagen (i) development and regulatory milestones of less than $21 million based on achievement of certain predetermined milestones, (ii) sales milestones up to an aggregate of $11.0 million based on net sales thresholds, and (iii) royalties in the low-single digits on net sales for each licensed product sold by the Company during the term of the agreement. The Company accounted for the acquisition of rights as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment to Gigagen as research and development expense in the consolidated statements of operations because the acquired rights represented in-process research and development that have no alternative future use. From inception of the 2019 MTA through September 30, 2023, the Company has incurred $500,000 in milestone expense and zero in royalties under the 2019 MTA.

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

The Company accounted for the acquisition of rights as an asset acquisition because it did not meet the definition of a business. From inception of the 2020 MTA through September 30, 2023, none of the milestones have been achieved and no royalties were due under the agreement.

8.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of September 30, 2023, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2022	Issued	Exercised	Cancelled/Expired	Number Outstanding as of September 30, 2023	Range of Exercise Price
2013		12	—	—	(12)	—
2017	November 2023 - June 2025	131	—	—	—	131	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	—	44	$0.14 - $21.80
2020	October 2023	45	—	(1)	(4)	40	$0.14
2022	August 2025 - December 2029	301	—	(149)	—	152	$0.14 - $168.35
2023	April 2028 - October 2028	—	1,973	(477)	—	1,496	$4.08 - $5.26
Total number of shares underlying warrants		533	1,973	(627)	(16)	1,863

Equity Raises - Registered Direct Offering

April 2023

On April 20, 2023, the Company entered into a Securities Purchase Agreement (the “April 2023 Purchase Agreement”) with an institutional investor (the “April 2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) (such offering, the “April 2023 Registered Offering”), (i) an aggregate of 948,000 shares of its common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of its common stock (the “April 2023 Pre-Funded Warrants”) to the April 2023 Investor at a purchase price of $4.209 per April 2023 Pre-Funded Warrant, for aggregate gross proceeds from the April 2023 Registered Offering of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each April 2023 Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The April 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the April 2023 Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “April 2023 Private Placement” and, together with the April 2023 Registered Offering, the “April 2023 Offering”), the Company issued to the April 2023 Investor warrants to purchase up to 1,425,179 shares of common stock (the “April 2023 Common Warrants”) at an exercise price of $4.08 per share. The April 2023 Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the April 2023 Offering, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the April 2023 Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright an aggregate cash fee equal to $420,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $520,000, which resulted in net proceeds to the Company of $5.5 million. On April 24, 2023, the Company also issued to Wainwright or its designees warrants to purchase 71,259 shares of common stock (the “April 2023 Wainwright Warrants”). The April 2023 Wainwright Warrants have a term of five years from the commencement of sales in the April 2023 Offering, and have an exercise price of $5.2625 per share.

October 2023

On October 3, 2023, the Company, entered into a Securities Purchase Agreement (the “October 2023 Purchase Agreement”) with an institutional investor (the “October 2023 Investor”) pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of Nasdaq (such offering, the “October 2023 Registered Offering”), (i) an aggregate of 110,000 shares of its common stock, at a purchase price of $3.37 per share, and (ii) pre-funded warrants exercisable for up to 780,208 shares of its common stock (the “October 2023 Pre-Funded Warrants”) to the October 2023 Investor at a purchase price of $3.369 per October 2023 Pre-Funded Warrant, for aggregate gross proceeds from the October 2023 Registered Offering of approximately $3.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each October 2023 Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The October 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the October 2023 Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “October 2023 Private Placement” and, together with the October 2023 Registered Offering, the “October 2023 Offering”), the Company issued to the October 2023 Investor warrants to purchase up to 890,208 shares of common stock (the “October 2023

Common Warrants”) at an exercise price of $3.25 per share. The October 2023 Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the October 2023 Offering, the Company entered into an engagement letter with Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the October 2023 Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright an aggregate cash fee equal to $210,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $310,000, which resulted in net proceeds to the Company of $2.7 million. On October 5, 2023, the Company also issued to Wainwright or its designees warrants to purchase 44,510 shares of common stock (the “October 2023 Wainwright Warrants”). The October 2023 Wainwright Warrants have a term of five years from the commencement of sales in the October 2023 Offering, and have an exercise price of $4.2125 per share.

Warrant Exercises

During the three months ended September 30, 2023, the Company issued 432,000 shares of its common stock upon exercise of warrants and received proceeds of $3,000. During the nine months ended September 30, 2023, the Company issued 627,000 shares of its common stock upon exercise of warrants and received proceeds of $20,000. The exercise price of all shares exercised during the nine months ended September 30, 2023 ranged from $0.001 to $0.14.

As of September 30, 2022, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2021	Issued	Exercised	Cancelled/Expired	Number Outstanding as of September 30, 2022	Range of Exercise Price
2013	April 2023	12	—	—	—	12	$10.17
2017	December 2022 - June 2025	203	—	(20)	(35)	148	$0.14 - $23.25
2019	October 2022 - April 2027	50	—	(5)	(1)	44	$0.14 - $21.80
2020	February 2023 - October 2023	73	—	(23)	—	50	$0.14 - $26.88
2022	August 2025 - September 2025	—	4	—	—	4	$0.14
Total number of shares underlying warrants		338	4	(48)	(36)	258

During the three months ended September 30, 2022, the Company issued 3,000 shares of its common stock upon exercise of warrants and received proceeds of $63,000. During the nine months ended September 30, 2022, the Company issued 48,000 shares of its common stock upon exercise of warrants and received proceeds of $70,000. The exercise price of all shares exercised during the nine months ended September 30, 2022 ranged from $0.14 to $26.88.

Common Stock

As of September 30, 2023, there were 10,214,945 shares of common stock issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

September 30, 2023
(in thousands)
Shares reserved for stock options and restricted stock units to purchase common stock under equity incentive plans	2,020
Shares reserved for future issuance of equity awards	932
Shares reserved for exercise of warrants	1,863
Total	4,815

During the three months ended September 30, 2023, the Company issued 51,000 shares of its common stock for professional services and recorded $114,000 as consulting expense within general and administrative expense.

During the nine months ended September 30, 2023, the Company sold 126,503 shares of its common stock to individual investors under the Sales Agreement (as defined below) and received net proceeds of $0.8 million in connection with the ATM (as defined below) equity offering program.

During the nine months ended September 30, 2023, the Company issued 63,000 shares of its common stock for professional services and recorded $155,000 as consulting expense within general and administrative expense.

During the three months ended September 30, 2023, the Company issued 432,000 shares of its common stock upon exercise of warrants and received proceeds of $3,000. During the nine months ended September 30, 2023, the Company issued 627,000 shares of its common stock upon exercise of warrants and received proceeds of $20,000. The exercise price of all shares exercised ranged from $0.001 to $0.14.

During the nine months ended September 30, 2023, the Company issued 132,000 shares of its common stock upon vesting of restricted stock units. 100,000 shares were issued to members of the Company’s executive management, 10,000 shares were issued to directors of the Company and 22,000 were issued to employees, former employees and former Board members.

During the three months ended September 30, 2022, the Company sold 20,000 shares of its common stock to individual investors and received net proceeds of $553,000. During the nine months ended September 30, 2022, the Company sold 56,000 shares of its common stock to individual investors and received net proceeds of $1.6 million.

During the three months ended September 30, 2022, outstanding principal and accrued interest under the other notes payable of $1.6 million was settled by issuing 59,000 shares of the Company’s common stock at fair value (based on a recent valuation) to the holders. During the nine months ended September 30, 2022, outstanding principal and accrued interest under the other notes payable of $2.9 million was settled by issuing 114,000 shares of the Company’s common stock at fair value (based on a recent valuation) to the holders.

During the three months ended September 30, 2022, the Company issued 3,000 shares of its common stock upon exercise of warrants and received proceeds of $63,000. During the nine months ended September 30, 2022, the Company issued 48,000 shares of its common stock upon exercise of warrants and received proceeds of $70,000. The exercise price of all shares exercised ranged from $0.14 to $26.88.

Private Placement

The Private Placement (see Note 1) provides for the issuance of shares of the Company’s common stock in two closings, one of which occurred immediately following the closing of the Merger and one of which is expected to occur on April 15, 2024. The first closing of the Private Placement occurred on December 16, 2022 and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million to investors that are related parties.

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

The second closing of the Private Placement is expected to occur on April 15, 2024, at which time the Company will be obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the VWAP, plus (b) 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right is subject to remeasurement at each reporting date and the Company has used the Monte Carlo simulation method to determine fair value of approximately $2.1 million as of September 30, 2023. The Company incurred insignificant issuance costs related to the Private Placement.

9.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	September 30,
	2023	2022
	(in thousands)
Balance as of beginning of period	$442	$—
Decrease for provision of research services	(442)	—
Balance as of end of period	$—	$—

Merck

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis (“ALS”). As of December 31, 2022, the Company had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. The Company recognized zero in revenue for the three months ended September 30, 2023 and $442,000 for the nine months ended September 30, 2023. The Company recognized revenue of zero for the three and nine months ended September 30, 2022. As of September 30, 2023, the Company had zero in deferred revenue under the Merck Neuromuscular License Agreement.

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

The Company recognized grant revenue under this grant of zero for the three and nine months ended September 30, 2023. The Company recognized grant revenue of $200,000 for the three months ended September 30, 2022 and $501,000 for the nine months ended September 30, 2022.

11.
Licensing Revenue Agreements

The following table shows the activity for the Company’s licensing revenue agreements and deferred revenue (in thousands):

	September 30,
	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$1,041
Decrease for provision of research services	—	(965)
Balance as of end of period	$—	$76

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

The Company recognized license revenue over time of zero under the Genentech Agreement with Genentech for the three and nine months ended September 30, 2023. The Company recognized license revenue of zero for the three months ended September 30, 2022 and $965,000 for the nine months ended September 30, 2022. There was no deferred revenue related to this license as of September 30, 2023 as the Genentech Agreement was terminated in December 2022.

Merck

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. This collaboration focused on the discovery and development of novel candidates for the treatment of ALS. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized one-time licensing revenue of $5.0 million for the three months ended June 30, 2023 under the Merck Neuromuscular License Agreement. The Company received the $5.0 million milestone payment in July 2023.

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

In 2018, the 2008 Plan expired and 225,041 stock options granted prior to the 2008 Plan expiration remain outstanding as of September 30, 2023.

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

In February 2020, the 2010 Plan expired and 199,103 stock options granted prior to the expiration remain outstanding as of September 30, 2023. As of September 30, 2023, there were no SARs outstanding.

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

In December 2022, the 2020 Plan expired and 201,919 stock options and 9,809 RSUs granted prior to the 2020 Plan expiration remain outstanding as of September 30, 2023.

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

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2022	734	$22.67	5.4	$—
Granted	1,383	$3.19
Exercised	—	$—
Forfeited	(98)	$25.82
Expired	(9)	$10.90
Outstanding as of September 30, 2023	2,010	$9.16	8.0	$286
Exercisable as of September 30, 2023	1,008	$13.79	6.5	$51

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

Nine Months Ended September 30,
	2023	2022
Expected volatility	111.1% - 113.1%	84.2% - 86.0%
Expected term (years)	5.35 - 6.08	3.0 - 7.0
Risk-free interest rate	3.4% - 4.4%	1.6% - 2.9%
Expected dividend yield	0% - 0%	0% - 0%

Restricted Stock

The Company has granted restricted stock units (“RSUs”) under its equity incentive plans with both service-based and performance-based vesting conditions. As of September 30, 2023, the Company’s outstanding RSUs are time-based and have a grant date fair value of $267,000.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, excepts per share amounts)
Outstanding and unvested as of December 31, 2022	175	$26.89
Exercised/Released	(157)	$26.89
Cancelled/Forfeited	(8)	$26.48
Outstanding and unvested as of September 30, 2023	10	$27.22

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$91	$292	$516	$895
General and administrative	383	185	2,882	622
Total stock-based compensation	$474	$477	$3,398	$1,517

As of September 30, 2023, there was $3.4 million of unrecognized stock-based compensation related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of 2.0 years.

13.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(5,380)	$(5,585)	$(11,445)	$(16,439)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	11,738	4,891	10,505	4,808
Net loss per share, basic and diluted	$(0.46)	$(1.14)	$(1.09)	$(3.42)

(1) Included in the denominator were 577,000 and 530,000 weighted-average shares of common stock warrants for the three and nine months ended September 30, 2023, respectively, with an exercise price of $0.14. Included in the denominator were 155,000 and 153,000 weighted-average shares of common stock warrants for the three and nine months ended September 30, 2022, respectively, with an exercise price of $0.14.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Common stock options	2,010	721	2,010	721
Unvested restricted stock subject to repurchase	10	170	10	170
Warrants to purchase common stock	1,630	154	1,630	154
Vested restricted stock subject to recall	56	56	56	56
Convertible notes, if converted	—	660	—	660
Total	3,706	1,761	3,706	1,761

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $24,000 for the three months ended September 30, 2023 and $93,000 for the nine months ended September 30, 2023. The Company provided matching contributions of $30,000 for the three months ended September 30, 2022 and $97,000 for the nine months ended September 30, 2022.

14.
Related Party Transactions

Stock Purchases

During the three months ended September 30, 2023, five members of the Company’s executive management purchased 30,000 shares of the Company’s common stock on the open market and one director of the Company purchased 5,000 shares of the Company’s common stock on the open market.

During the nine months ended September 30, 2023, five members of the Company’s executive management purchased 35,000 shares of the Company’s common stock on the open market and one director of the Company purchased 5,000 shares of the Company’s common stock on the open market.

RSU Vesting

During the nine months ended September 30, 2023, the Company issued 100,000 shares of its common stock to members of the Company’s executive management and 10,000 shares to directors of the Company, upon vesting of restricted stock units.

Warrant Exercises

During the nine months ended September 30, 2023, the Company issued 3,000 shares of its common stock to members of the Company’s executive management and 60,000 shares to a director of the Company, upon exercise of outstanding warrants.

2020 Convertible Notes

As of September 30, 2022, the Company had a principal balance of $9.8 million outstanding for its 2020 convertible notes. Two members of the Company’s board of directors held two of 2020 convertible notes totaling $1.8 million.

15.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

Equity Raise - Registered Direct Offering

On October 3, 2023, the Company, entered into a Securities Purchase Agreement (the “October 2023 Purchase Agreement”) with an institutional investor (the “October 2023 Investor”) pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of Nasdaq (such offering, the “October 2023 Registered Offering”), (i) an aggregate of 110,000 shares of its common stock at a purchase price of $3.37 per share, and (ii) pre-funded warrants exercisable for up to 780,208 shares of its common stock (the “October 2023 Pre-Funded Warrants”) to the October 2023 Investor at a purchase price of $3.369 per October 2023 Pre-Funded Warrant, for aggregate gross proceeds from the October

2023 Registered Offering of approximately $3.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each October 2023 Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The October 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the October 2023 Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “October 2023 Private Placement” and, together with the October 2023 Registered Offering, the “October 2023 Offering”), the Company issued to the October 2023 Investor warrants to purchase up to 890,208 shares of common stock (the “October 2023 Common Warrants”) at an exercise price of $3.25 per share. The October 2023 Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the October 2023 Offering, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the October 2023 Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright an aggregate cash fee equal to $210,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $310,000, which resulted in net proceeds to the Company of $2.7 million. On October 5, 2023, the Company also issued to Wainwright or its designees warrants to purchase 44,510 shares of common stock (the “October 2023 Wainwright Warrants”). The October 2023 Wainwright Warrants have a term of five years from the commencement of sales in the October 2023 Offering, and have an exercise price of $4.2125 per share.

Amendment No. 6 to the Securities Purchase Agreement

In connection and concurrently with the execution of the Merger Agreement, the Company entered into the Securities Purchase Agreement to sell shares of the Company’s common stock to certain institutional investors in the Private Placement. The Company and the investors entered into an amendment to the Securities Purchase Agreement on October 13, 2023 to, among other things, extend the date of the second closing. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on April 15, 2024.

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

We have established our Innate Immunity Development Platform aimed at developing fully human monoclonal antibodies to address the major mechanisms of cancer immune resistance:

•
Immuno-suppression;
•
Exhausted T cells; and
•
Poor tumor immunogenicity

Utilization of our Innate Immunity Development Platform is designed to result in novel, well-characterized immuno-oncology lead antibody therapeutics that can be efficiently advanced into investigational new drug (“IND”)-enabling preclinical studies and clinical trials.

Our pipeline of assets and research interests includes (i) KVA12123, a monoclonal antibody (“mAb”) immunotherapy targeting VISTA (V-domain Ig suppressor of T cell activation) and (ii) an anti-CD27 agonist mAb immunotherapy. These immunotherapies have the potential to address disease areas with unmet medical needs and significant commercial potential.

We dosed the first patient in a Phase 1/2 clinical trial of KVA12123 in the United States in April 2023. The ongoing Phase 1/2 clinical study is designed to evaluate KVA12123 alone and in combination with the immune checkpoint inhibitor pembrolizumab in patients with advanced solid tumors. KVA12123 is engineered to be a differentiated VISTA blocking immunotherapy to address the problem of immunosuppression in the tumor microenvironment. It is a fully human engineered IgG1 monoclonal antibody that was designed to bind to VISTA through a unique epitope and across neutral and acidic pHs. KVA12123 may be an effective immunotherapy for many types of cancer including non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), ovarian cancer (“OC”), renal cell carcinoma (“RCC”) and head and neck squamous cell carcinoma (“HNSCC”). These indications represent a significant unmet medical need with a large worldwide commercial opportunity for KVA12123.

We are also conducting preclinical studies on our lead anti-CD27 agonist mAb immunotherapy that was discovered utilizing our Innate Immunity Development Platform. This lead candidate is a fully human mAb that demonstrates low nanomolar (“nM”) binding affinity to CD27 in humans. In preclinical studies, our lead anti-CD27 agonist mAb was observed to induce T cell proliferation and secretion of cytokines involved in T cell priming and recruitment, as well as NK cell activation, suggesting the ability to potentiate new anti-tumor responses. CD27 is a clinically validated target that may be an effective immunotherapy for advanced solid tumors including RCC, CRC and OC. We continue to conduct preclinical studies to optimize our lead anti-CD27 agonist mAb clinical candidate and to evaluate it in combination with other check-point inhibitors.

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $11.4 million for the nine months ended September 30, 2023 and $16.5 million for the nine months ended September 30, 2022. As of September 30, 2023 we had an accumulated deficit of $163.1 million.

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

From inception to September 30, 2023, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of September 30, 2023, we had cash of $7.6 million. Our current capital resources, together with the $2.7 million net proceeds received in October 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund operating expenses and capital expenditure requirements into early 2025. Our long term plans will require us to raise substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our long-term plans. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Private Placement

In connection and concurrently with the execution of the Merger Agreement, we entered into the Securities Purchase Agreement with certain investors to sell shares of our common stock to such investors in the Private Placement. We and the investors entered into an amendment to the Securities Purchase Agreement on October 13, 2023 to, among other things, extend the date of the second closing from October 31, 2023 to April 15, 2024.

The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is expected to occur on April 15, 2024. The Company has the ability to unilaterally terminate the Securities Purchase Agreement until the date of the second closing.

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

During the nine months ended September 30, 2023, we sold 126,503 shares of our common stock to individual investors under the Sales Agreement and received net proceeds of $0.8 million in connection with the ATM equity offering program.

Registered Direct Offerings

April 2023

On April 20, 2023, we entered into a Securities Purchase Agreement (the “April 2023 Purchase Agreement”) with an institutional investor (the “April 2023 Investor”), pursuant to which we issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) (such offering, the “April 2023 Registered Offering”), (i) an aggregate of 948,000 shares of our common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of our common stock (the “April 2023

Pre-Funded Warrants”) to the April 2023 Investor at a purchase price of $4.209 per April 2023 Pre-Funded Warrant, for aggregate gross proceeds from the April 2023 Registered Offering (as defined below) of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each April 2023 Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The April 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the April 2023 Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “April 2023 Private Placement” and, together with the April 2023 Registered Offering, the “April 2023 Offering”), we issued to the April 2023 Investor warrants to purchase up to 1,425,179 shares of common stock (the “April 2023 Common Warrants”) at an exercise price of $4.08 per share. The April 2023 Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the April 2023 Offering, we entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the April 2023 Purchase Agreement. As compensation for such placement agent services, we paid Wainwright an aggregate cash fee equal to $420,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $520,000, which resulted in net proceeds to the Company of $5.5 million. On April 24, 2023, we also issued to Wainwright or its designees warrants to purchase 71,259 shares of common stock (the “April 2023 Wainwright Warrants”). The April 2023 Wainwright Warrants have a term of five years from the commencement of sales in the April 2023 Offering, and have an exercise price of $5.2625 per share.

October 2023

On October 3, 2023,we entered into a Securities Purchase Agreement (the “October 2023 Purchase Agreement”) with an institutional investor (the “October 2023 Investor”) pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of Nasdaq (such offering, the “October 2023 Registered Offering”), (i) an aggregate of 110,000 shares of our common stock, at a purchase price of $3.37 per share, and (ii) pre-funded warrants exercisable for up to 780,208 shares of our common stock (the “October 2023 Pre-Funded Warrants”) to the October 2023 Investor at a purchase price of $3.369 per October 2023 Pre-Funded Warrant, for aggregate gross proceeds from the October 2023 Registered Offering of approximately $3.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each October 2023 Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The October 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the October 2023 Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “October 2023 Private Placement” and, together with the October 2023 Registered Offering, the “October 2023 Offering”), we issued to the October 2023 Investor warrants to purchase up to 890,208 shares of common stock (the “October 2023 Common Warrants”) at an exercise price of $3.25 per share. The October 2023 Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the October 2023 Offering, we entered into an engagement letter with Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the October 2023 Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright an aggregate cash fee equal to $210,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $310,000, which resulted in net proceeds to the Company of $2.7 million. On October 5, 2023, the Company also issued to Wainwright or its designees warrants to purchase 44,510 shares of Common Stock (the “October 2023 Wainwright Warrants” and, together with the Pre-Funded Warrants and the Common Warrants, the “Warrants”). The October 2023 Wainwright Warrants have a term of five years from the commencement of sales in the October 2023 Offering, and have an exercise price of $4.2125 per share.

Nasdaq Compliance

On June 27, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq stating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2) because the Company has not maintained a minimum Market Value of Listed Securities of at least $35 million for the last 30 consecutive business days.

On August 15, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, based on its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company has regained compliance with the alternative standard under Nasdaq Listing Rule 5550(b)(1). Nasdaq considers the matter closed.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Revenues:
Collaboration revenues	$—	$—	$—	$442	$—	$442
Licensing revenues	—	—	—	5,000	965	4,035
Grant revenues	—	200	(200)	—	501	(501)
Total revenues	—	200	(200)	5,442	1,466	3,976
Operating expenses:
Research and development	1,909	2,605	(696)	7,462	10,507	(3,045)
General and administrative	2,077	2,046	31	9,432	5,480	3,952
Total operating expenses	3,986	4,651	(665)	16,894	15,987	907
Loss from operations	(3,986)	(4,451)	465	(11,452)	(14,521)	3,069
Other (expense) income:
Interest expense	(21)	(559)	538	(65)	(1,699)	1,634
Change in fair value of other asset	(1,401)	—	(1,401)	(180)	—	(180)
Change in fair value of measurement of notes payable	(4)	(418)	414	(17)	(542)	525
Gain on extinguishments of debt expense	—	(236)	236	—	259	(259)
Other income (expense), net	101	(3)	104	298	(17)	315
Total other (expense) income, net	(1,325)	(1,216)	(109)	36	(1,999)	2,035
Net income (loss)	(5,311)	(5,667)	356	(11,416)	(16,520)	5,104
Net income (loss) attributable to noncontrolling interest	69	(82)	151	29	(81)	110
Net income (loss) attributable to Kineta, Inc.	$(5,380)	$(5,585)	$205	$(11,445)	$(16,439)	$4,994

Revenues

Collaboration revenues were zero for the three months ended September 30, 2023 and zero for the three months ended September 30, 2022 as a result of research services provided under the Merck Neuromuscular License Agreement pursuant to which the Company became a successor in interest in connection with the Merger. Collaboration revenues were $442,000 for the nine months ended September 30, 2023 and zero for the nine months ended September 30, 2022. Upon completion of the Merger, we had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. As of September 30, 2023, we have completed the project services and had zero in deferred revenue under the Merck Neuromuscular License Agreement.

Licensing revenues were zero for the three months ended September 30, 2023 and zero for the three months ended September 30, 2022 and were $5.0 million for the nine months ended September 30, 2023 and $965,000 for the nine months ended September 30, 2022. The licensing revenues in 2023 were due to the achievement of a development milestone pursuant to the Merck Neuromuscular License Agreement and the licensing revenues in 2022 were due to research and development services from the Genentech Agreement, which was terminated in December 2022.

Grant revenues were zero for the three months ended September 30, 2023 and $200,000 for the three months ended September 30, 2022 and were zero for the nine months ended September 30, 2023 and $501,000 for the nine months ended September 30, 2022. The grant revenues in 2022 were due to services provided under a grant that was concluded in December 2022.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Direct external program expenses:
KVA12123 program	$1,301	$831	$470	$4,732	$5,207	$(475)
ALS target program	25	—	25	307	—	307
CD27 program	83	149	(66)	245	511	(266)
KCP-506 program	(80)	130	(210)	31	441	(410)
Other programs	—	133	(133)	—	311	(311)
Internal and unallocated expenses:
Personnel-related costs	318	1,093	(775)	1,240	3,148	(1,908)
Facilities and related costs	209	216	(7)	753	644	109
Other costs	53	53	0	154	245	(91)
Total research and development expenses	$1,909	$2,605	$(696)	$7,462	$10,507	$(3,045)

Research and development expenses decreased by $696,000, or 27%, to $1.9 million for the three months ended September 30, 2023 from $2.6 million for the three months ended September 30, 2022. The increase in direct external program expenses of $86,000 was primarily due to higher clinical development activities for KVA12123, partially offset by lower activities for KCP-506 and other programs as we prioritize our lead product candidate. We expect our direct external program expenses to increase over time this year as we enroll and dose additional patients. The decrease in our internal and unallocated research and development expenses of $782,000 was primarily due to lower personnel costs as a result of reducing research and development staff in December 2022 as we transitioned to clinical trials.

Research and development expenses decreased by $3.0 million, or 29%, to $7.5 million for the nine months ended September 30, 2023 from $10.5 million for the nine months ended September 30, 2022. The decrease in direct external program expenses of $1.2 million was primarily due to lower activities for KVA12123 as we began securing clinical trial sites in advance of enrolling the first patient, which occurred in April 2023. We also incurred less costs for CD27 and KCP-506 as we prioritized efforts on KVA12123, our lead product candidate. We expect our direct external program expenses to increase over time this year as we enroll and dose additional patients. The decrease in our internal and unallocated research and development expenses of $1.9 million was primarily due to lower personnel costs as a result of reducing research and development staff in December 2022 as we transitioned to clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $31,000, or 2%, to $2.1 million for the three months ended September 30, 2023 from $2.0 million for the three months ended September 30, 2022. The increase was immaterial, but primarily due to higher personnel costs and other administrative costs, mostly offset by lower professional fees. Personnel costs increased due to increased headcount to support public company responsibilities, including stock-based compensation, which increased due to additional options granted during 2023 and from RSUs with performance conditions contingent upon the closing of the Merger, which were not met until December 2022. Other administrative expenses increased primarily due to public company directors and officers insurance premiums.

General and administrative expenses increased by $4.0 million, or 72%, to $9.4 million for the nine months ended September 30, 2023 from $5.5 million for the nine months ended September 30, 2022. The increase was primarily due to increases in personnel costs of $3.2 million, professional services of $0.4 million and other administrative costs of $0.4 million. Personnel costs increased due to increased headcount to support public company responsibilities, including stock-based compensation, which increased due to additional options granted during 2023 and from RSUs with performance conditions contingent upon the closing of the Merger, which were not met until December 2022. Professional services increased due to higher legal, audit and consulting costs from operating as a public company. Other administrative expenses increased primarily due to public company directors and officers insurance premiums.

Other Income and expense, net

Interest Expense

Interest expense decreased by $538,000, or 96%, to $21,000 for the three months ended September 30, 2023 from $559,000 for the three months ended September 30, 2022. Interest expense decreased by $1.6 million, or 96%, to $65,000 for the nine months ended September 30, 2023 from $1.7 million for the nine months ended September 30, 2022. Interest expense decreased due to a significantly lower balance of notes in 2023 as the majority of notes were converted to equity in December 2022.

Change in Fair Value Measurement of Other Asset

Change in fair value of other asset was a loss of $1.4 million for the three months ended September 30, 2023 and a loss of $180,000 for the nine months ended September 30, 2023. There was no change in fair value of the rights from Private Placement during 2022.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable was a loss of $4,000 for the three months ended September 30, 2023 and was a loss of $418,000 for the three months ended September 30, 2022. Change in fair value of notes payable was a loss of $17,000 for the nine months ended September 30, 2023 and was a loss of $542,000 for the nine months ended September 30, 2022. The fluctuations in 2023 were not significant due to a significantly lower balance of notes in 2023 as the majority of notes were converted to equity in December 2022.

Gain/loss on Extinguishments of Debt

Loss on extinguishments of debt was zero for the three months ended September 30, 2023 and $236,000 for the three months ended September 30, 2022 due to the settlement of notes payable accounted for under the fair value election. Gain on extinguishments of debt was zero for the nine months ended September 30, 2023 and $259,000 for the nine months ended September 30, 2022. There have been no settlement of notes payable during the three and nine months ended September 30, 2023 as the majority of notes were converted to equity in December 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through September 30, 2023, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront payments from our license agreements. As of September 30, 2023, we had $7.6 million in cash and an accumulated deficit of $163.1 million. We expect that our operating expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

On April 20, 2023, we entered into the April 2023 Purchase Agreement with the April 2023 Investor, pursuant to which we issued and sold, in the April 2023 Registered Offering, (i) an aggregate of 948,000 shares of our common stock, at a purchase price of $4.21 per share and (ii) April 2023 Pre-Funded Warrants exercisable for up to 477,179 shares of our common stock to the April 2023 Investor at a purchase price of $4.209 per April 2023 Pre-Funded Warrant, for aggregate gross proceeds from the April 2023 Registered Offering of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each April 2023 Pre-Funded Warrant represents the right to purchase one share of our common stock at an exercise price of $0.001 per share. The April 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the April 2023 Pre-Funded Warrants are exercised in full.

In the April 2023 Private Placement, we issued to the April 2023 Investor the April 2023 Common Warrants to purchase up to 1,425,179 shares of common stock at an exercise price of $4.08 per share. The April 2023 Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the April 2023 Offering, we entered into an engagement letter with Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of our securities pursuant to the April 2023 Purchase Agreement. As compensation for such placement agent services, we paid Wainwright an aggregate cash fee equal to $420,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $520,000, which resulted in net proceeds to us of $5.5 million. On April 24, 2023, we also issued to Wainwright or its designees the April 2023 Wainwright Warrants to purchase 71,259 shares of common stock. The April 2023 Wainwright Warrants have a term of five years from the commencement of sales in the April 2023 Offering, and have an exercise price of $5.2625 per share.

On October 3, 2023, we entered into the October 2023 Purchase Agreement with the October 2023 Investor pursuant to which the Company issued and sold, in the October 2023 Registered Offering, (i) an aggregate of 110,000 shares of our common stock at a purchase price of $3.37 per share, and (ii) October 2023 Pre-Funded Warrants exercisable for up to 780,208 shares of our common stock to the October 2023 Investor at a purchase price of $3.369 per October 2023 Pre-Funded Warrant, for aggregate gross proceeds from the October 2023 Registered Offering of approximately $3.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each October 2023 Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The October 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the October 2023 Pre-Funded Warrants are exercised in full.

In the October 2023 Private Placement we issued to the October 2023 Investor the October 2023 Common Warrants to purchase up to 890,208 shares of common stock at an exercise price of $3.25 per share. The October 2023 Common Warrants are exercisable immediately and will expire five and one-half years from the initial exercise date.

In connection with the October 2023 Offering, we entered into an engagement letter with Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of our securities pursuant to the October 2023 Purchase Agreement. As compensation for such placement agent services, we paid Wainwright an aggregate cash fee equal to $210,000, a non-accountable expense of $35,000 and $50,000 for legal and other expenses as actually incurred. The total offering-related fees were approximately $310,000, which resulted in net proceeds to us of $2.7 million. On October 5, 2023, the Company also issued to Wainwright or its designees the October 2023 Wainwright Warrants to purchase 44,510 shares of common stock. The October 2023 Wainwright Warrants have a term of five years from the commencement of sales in the October 2023 Offering, and have an exercise price of $4.2125 per share.

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

As of September 30, 2023, we had cash of $7.6 million. Our current capital resources as of September 30, 2023, together with the $2.7 million net proceeds received in October 2023 from the registered direct offering plus the committed proceeds of $22.5 million pursuant to the second closing of the Private Placement, will be sufficient to fund our operating expenses and capital expenditure requirements into early 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,134)	$(11,536)
Investing activities	331	(15)
Financing activities	6,222	3,217
Net change in cash and cash equivalents	$(5,581)	$(8,334)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $12.1 million, consisting of a net loss of $11.4 million and a change in other net operating assets and liabilities of $4.9 million, partially offset by noncash charges of $4.2 million. Our change in net operating assets and liabilities primarily resulted from decreases in accounts payable of $2.3 million, accrued expenses and other current liabilities of $1.7 million, deferred revenue of $0.4 million, operating lease liability of $0.6 million and prepaid expenses and other current assets of $0.2 million. The noncash charges primarily consisted of $3.4 million in stock-based compensation and $0.5 million noncash operating lease expense and a $0.2 million change in fair value of other asset.

Cash used in operating activities for the nine months ended September30, 2022 was $11.5 million, consisting of a net loss of $16.5 million, partially offset by a change in other net operating assets and liabilities of $2.5 million and noncash charges of $2.4 million. Our change in net operating assets and liabilities primarily resulted from a $6.1 million increase in accounts payable and accrued expenses and other current liabilities mainly due to increased costs associated with our KVA12123 program and the Merger as well as the timing of payments, partially offset by a $2.0 million increase in prepaid expenses and other current assets mainly due to the capitalization of direct costs related to the asset acquisition of Yumanity, a $1.0 million decrease in deferred revenue mainly due to ongoing research and development services provided by us related to the Phase 1 clinical trial under our license agreement with Genentech and a $0.5 million decrease in operating lease liability. The noncash charges primarily consisted of $1.5 million in stock-based compensation, $0.5 million noncash operating lease expense and $0.5 million in change in fair value measurement of notes payable, partially offset by a $0.3 million gain on debt extinguishment driven by our settlement of notes payable accounted for under the fair value election.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $0.3 million, consisting primarily of cash received from the sale of certain property and equipment. Cash used in investing activities for the nine months ended September 30, 2022 was insignificant.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $6.2 million, primarily related to net proceeds of $5.5 million from the Registered Offering and $0.8 million from the issuance of our common stock to investors pursuant to the Sales Agreement.

Cash provided by financing activities for the nine months ended September 30, 2022 was $3.2 million, primarily related to $5.6 million in proceeds from the issuance of notes payable and $1.6 million in proceeds from the issuance of our common stock, offset by $4.0 million in payments of notes payable.

Debt Obligations

Notes Payable

As of September 30, 2023, we had outstanding notes payable in an aggregate principal amount of $779,000 at interest rates that range from 3.75% to 6%, of which $615,000 is due within the next 12 months. The principal amount of each note payable is due at a specified periodic repayment date and/or at maturity, with such dates ranging from June 2024 to on or after September 2050.

See Note 5 to our consolidated financial statements included in this Quarterly Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirements greater than 12 months are related to other contractual obligations and commitments related to license agreements and leases.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of September 30, 2023, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We lease office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expires in July 2024. As of September 30, 2023, undiscounted future minimum lease payments of $796,000 remain pursuant to the lease agreement.

In addition, we enter into agreements in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other research and development services. Such agreements generally provide for termination upon notice, although obligate us to reimburse vendors for any time or costs incurred through the date of termination.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting estimates used in the preparation of our financial statements for the three and nine months ended September 30, 2023 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

We believe that the accounting principles used in the preparation of our financial statements for the three and nine months ended September 30, 2023 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation and for the reasons set forth above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the material weaknesses. For example, we began to address the material weaknesses by implementing certain Sarbanes-Oxley controls during the first half of 2022. In October 2022, we hired a Chief Financial Officer to enhance internal controls and address the material weaknesses and other control deficiencies identified during the 2021 audit of the financial statements. We have designed and implemented improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have also implemented and upgraded accounting and reporting systems to improve accounting and financial reporting processes. Additionally, we have enhanced, developed and implemented formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to audit committee oversight.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors included in our 2022 Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. The following risk factor, together with the risks and uncertainties referenced above, should be considered carefully before making an investment decision. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The second closing of the Private Placement may not close as anticipated.

As previously disclosed, we entered into the Securities Purchase Agreement with certain investors to sell shares of our common stock to such investors in the Private Placement. The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is scheduled to occur on April 15, 2024. We may further amend the Private Placement to close at a later date based on our funding needs. No assurance can be provided that the second closing of the Private Placement will occur as anticipated or at all. If we do not consummate the second closing of the Private Placement, it may have a material adverse effect on our business, financial condition and results of operations.

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

4.1	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
4.2	Form of Common Warrant (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
4.3	Form of Wainwright Warrant (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
10.1

Form of Amendment No. 5 to the Securities Purchase Agreement dated July 21, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on July 21, 2023 and incorporated herein by reference).

10.2

Form of Securities Purchase Agreement, dated as of October 3, 2023 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).

10.3

Form of Amendment No. 6 to the Securities Purchase Agreement dated October 13, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 17, 2023 and incorporated herein by reference).

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

Kineta, Inc.

Date: November 3, 2023	By:	/s/ Shawn Iadonato
Shawn Iadonato, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Keith A. Baker
Keith A. Baker
Chief Financial Officer
(Principal Financial Officer)