Form 10-K
period 2023-12-31
KINETA, INC./DE
filed 2024-03-21
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37695

KINETA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	20-8436652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7683 SE 27th Street, Suite 481 Mercer Island, WA	98040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 378-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KA	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023 was $10.3 million, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2023.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2024 was 10,962,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT

In February 2024, the Company initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to increased stockholder value. If the strategic process is unsuccessful, the Company’s Board of Directors (the “Board”) may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

Kineta, Inc. cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by the use of terms such as “expect,” “will,” “continue,” “believe,” “estimate,” “aim,” “project,” “intend,” “should,” “is to be,” or similar expressions, and variations or negatives of these words, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from results expressed or implied in this Annual Report on Form 10-K. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:

•
plans and expectations for the outcome of strategic alternatives, expectations regarding our strategic alternative review process, and the timing and success of such process regarding a potential transaction;
•
beliefs about our available options and financial condition;
•
our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;
•
expectations that our cash will be sufficient to fund our operating expenses into the future;
•
estimates for our expenses and capital requirements;
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

PART I

Item 1. Business.

Overview

On February 29, 2024, Kineta announced that it had completed a review of its business, including the status of its programs, resources and capabilities. Following this review, Kineta determined that it would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring includes a reduction in its workforce by approximately 64% and the termination of enrollment of new patients in its ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. The Company made this decision, in part, because certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement (as defined below). Kineta has initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. There is no set timetable for this process, and there can be no assurance that this strategic review process will result in the pursuit of any transaction or that any transaction, if pursued, will be completed. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to increased stockholder value. If the strategic process is unsuccessful, the Company's Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. In the event of such liquidation, bankruptcy case, or other wind-down event, holders of the Company's securities will likely suffer a total loss of their investment.

Kineta is a clinical-stage biotechnology company with a mission to develop next-generation immunotherapies that transform patients’ lives. Kineta has leveraged its expertise in innate immunity and is focused on discovering and developing potentially differentiated immunotherapies that address the mechanisms of cancer immune resistance:

•
Immunosuppression;
•
Exhausted T cells; and
•
Poor tumor immunogenicity.

Kineta’s pipeline of potentially next-generation immunotherapies includes (i) KVA12123, a monoclonal antibody (“mAb”), immunotherapy targeting VISTA (V-domain Ig suppressor of T cell activation) and (ii) an anti-CD27 agonist mAb immunotherapy. These novel immunotherapies have the potential to address disease areas with unmet medical needs and significant commercial potential.

KVA12123 is a VISTA blocking immunotherapy in development as an intravenous infusion dosed every two weeks. Kineta dosed the first patient in a Phase 1/2 clinical trial of KVA12123 in the United States in April 2023. The ongoing Phase 1/2 clinical study is designed to evaluate KVA12123 as a monotherapy and in combination with the immune checkpoint inhibitor pembrolizumab in patients with advanced solid tumors. Initial monotherapy safety, pharmacokinetic and biomarker data were presented at the Society for Immunotherapy of Cancer’s (SITC) annual meeting in November 2023. KVA12123 was designed to be a differentiated VISTA blocking immunotherapy to address the problem of immunosuppression in the tumor microenvironment (“TME”). It is a fully human engineered IgG1 monoclonal antibody that binds to VISTA through a unique epitope and across neutral and acidic pHs. KVA12123 may be an effective immunotherapy for many types of cancer, including non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), ovarian cancer (“OC”), renal cell carcinoma (“RCC”) and head and neck squamous cell carcinoma (“HNSCC”). These indications represent a significant unmet medical need with a large worldwide commercial opportunity for KVA12123.

Kineta is also developing an anti-CD27 agonist mAb immunotherapy to address the problem of exhausted T cells. The nominated lead candidate is a fully human mAb that demonstrates nanomolar (“nM”) binding affinity to CD27 in humans. In preclinical studies, Kineta’s lead anti-CD27 candidate demonstrated antitumor efficacy as a single agent and in combination with other immunotherapies in multiple solid and hematological preclinical tumor models. CD27 is a clinically validated target that may be an effective immunotherapy for advanced solid tumors including RCC, CRC and OC. Kineta continues to conduct preclinical studies to optimize its lead anti-CD27 agonist mAb clinical candidate and to evaluate it in combination with other checkpoint inhibitors.

According to Market Data Forecast, the immuno-oncology market generated sales of approximately $111 billion in 2023 and is forecast to reach $201 billion in 2028. If Kineta successfully completes the clinical trial program for KVA12123 and if Kineta subsequently obtains regulatory approval for KVA12123, Kineta will focus on initial target indications in NSCLC, CRC and OC. Initially the clinical development of KVA12123 will be as a second-line therapy in these indications. These three cancer therapy segments represent a forecasted $48 billion market opportunity in 2027 according to GlobalData.

Kineta is a leader in the field of innate immunity and is focused on developing potentially differentiated immunotherapies. With KVA12123 in clinical development and the lead anti-CD27 agonist mAb in preclinical development, Kineta believes it is positioned to achieve multiple value-driving catalysts. Kineta has assembled an experienced management team, a seasoned research and clinical team, an immuno-oncology focused scientific advisory board, and a leading intellectual property position to advance its pipeline of potential novel immunotherapies for cancer patients.

Kineta’s Strategy

Kineta’s immediate strategy is to continue its process to explore strategic alternatives.

Kineta has initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include a sale or merger of the Company, the sale of all or a portion of the Company’s assets and/or intellectual property, or securing additional financing or partnerships that would enable further development of our programs. There can be no assurance that this strategic review process will result in the Company pursing any transaction or that any transaction, if pursed, will be completed. If the strategic process is unsuccessful, the Company's Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

Kineta’s mission is to develop next-generation immunotherapies that transform patients’ lives. Kineta is focused on developing fully human antibodies that address the mechanisms of cancer immune resistance. Kineta is a leader in developing fully human antibody drugs directed against novel innate immune targets. Kineta’s focus on innate immunity differentiates it from other immuno-oncology companies that are primarily focused on adaptive immunity and T cell focused therapies.

The key element of Kineta’s strategy to achieve this mission is to advance the clinical development of Kineta’s lead product candidates. Kineta’s most advanced drug candidate, KVA12123, is a potentially differentiated VISTA blocking immunotherapy currently being tested in a Phase 1/2 clinical trial. Kineta’s IND application for KVA12123 was accepted by the U.S. Food and Drug Administration (the “FDA”) in November 2022. Kineta initiated a Phase 1 dose escalation study with KVA12123 as a monotherapy and in combination with pembrolizumab in patients with advanced solid tumors in the fourth quarter of 2022. Initial data from this clinical trial was released in the fourth quarter of 2023. Kineta is also conducting preclinical studies for its lead anti-CD27 agonist mAb immunotherapy.

Unmet medical needs for cancer patients

With improvements in screening and early diagnosis, cancer patient survival has increased considerably, since tumors that are detected and treated early with surgery, conventional chemotherapy or radiation therapy can often be cured. However, for patients who are diagnosed with more advanced or difficult to treat tumors, conventional therapies are often ineffective, and the chance of long-term survival is seriously reduced.

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
•
The FDA has only approved three CPI mechanisms (CTLA-4, PD(L)-1 and LAG-3), limiting combination therapy options.
•
CPIs are not labeled or show poor efficacy in the most frequent types of cancer, including breast cancer, prostate cancer, CRC, OC and pancreatic cancer.

Addressing the major challenges with current cancer therapy

There remains a significant unmet need to improve overall and long-term survival for cancer patients, especially those diagnosed with later stage cancers. New innovations and enhancements to the currently available therapies are urgently needed to address the treatment gaps.

Kineta is developing next-generation immunotherapies to address the major challenges with current cancer treatments. Kineta aims to improve outcomes for cancer patients by solving the major problems of cancer immune resistance.

Kineta’s development approach involves first exploring the main mechanisms of cancer resistance to existing therapies, including CPIs. Kineta focuses on the importance of the innate immune response to achieve a complete adaptive immune response. Kineta has identified that colder, less inflamed and more difficult to treat tumors have three characteristics that Kineta believes can be addressed by its pipeline. Figure 1 below represents the three major mechanisms of cancer immune resistance to therapies that Kineta’s pipeline is designed to address.

Figure 1. The major challenges with current cancer therapies

Immuno-suppression
Mechanisms of Cancer Immune Resistance
Exhausted T cells
Poor tumor immunogenicity
Blockade and down-regulation of immune response
T cells lose cancer fighting function
Tumor cells are invisible to immune system

Kineta’s Product Candidate Pipeline

Kineta is devoted to the discovery and development of fully human monoclonal antibodies that target novel innate immune regulators. Kineta is developing two novel innate immune-targeted therapies that may address advanced solid tumors:

•
KVA12123, an anti-VISTA antagonist (VISTA blocking) mAb immunotherapy to address tumor immunosuppression; and
•
Anti-CD27 agonist mAb immunotherapy to address exhausted T cells.

Figure 2. Kineta’s pipeline

KVA12123: VISTA blocking immunotherapy

KVA12123 is designed to be a differentiated VISTA blocking immunotherapy to address the problem of immunosuppression in the TME. KVA12123 is a VISTA blocking immunotherapy in development as an infusion dosed every two weeks. The drug is being evaluated in an ongoing Phase 1/2 clinical trial as a monotherapy and in combination with pembrolizumab in patients with advanced solid tumors. Through the combination of unique epitope binding and an optimized IgG1 Fc region, KVA12123 demonstrates strong monotherapy tumor growth inhibition in preclinical models without evidence of cytokine release syndrome (“CRS”) in clinical trial participants. KVA12123 also exhibits an excellent safety profile in initial clinical trial cohorts. KVA12123 has been shown to de-risk the VISTA target and provides a novel approach to address the problem of immunosuppression in the TME with a mechanism of action that is differentiated and complementary to T cell focused therapies. KVA12123 may be an effective immunotherapy for many types of cancer including NSCLC, CRC, OC, RCC and HNSCC.

VISTA (V-domain Ig suppressor of T cell activation) is a negative immune checkpoint that suppresses T cell function in a variety of solid tumors. High VISTA expression in tumor correlates with poor survival in cancer patients and has been associated with a lack of response to other immune checkpoint inhibitors. Blocking VISTA induces an efficient polyfunctional immune response to address immunosuppression and drives anti-tumor responses.

There is a strong clinical rationale for targeting VISTA with an antibody immunotherapy. The innate immune target VISTA is highly expressed in

NSCLC, OC, colon cancer, melanoma, pancreatic cancer and gastric cancer and correlates with poor outcomes in cancer patients. VISTA is also up-regulated after CPI therapy (e.g., Keytruda®) and is associated with treatment failure (Figure 3).

Figure 3. VISTA expression is associated with poor overall survival and treatment failure with CPI

Sources: 1. Kuklinski et al. 2018; 2. Kakavand et al. 2017

Blocking VISTA drives an efficient polyfunctional immune response to turn cold tumors hot. VISTA is a novel immuno-oncology target due to its unique expression and activity. First, high VISTA expression on immunosuppressive myeloid cells (tumor associated macrophages and myeloid-derived suppressor cells (MDSCs)) is consistent across tumor types, making it a relevant target across multiple types of cancer. Re-programmed myeloid cells can drive tumor inflammation. VISTA-blockade decreases immune suppression and provides single agent tumor growth inhibition and also improves efficacy of T cell focused therapies like anti-PD(L)1 and anti-CTLA4.

Second, blocking VISTA induces activation of dendritic cells and natural killer (“NK”) cells and ultimately proliferation and infiltration of T cells into the tumor. The combination of myeloid, NK and T cell responses can reverse immunosuppression and drive anti-tumor activity. While many immuno-oncology targets address either T cell or myeloid functions, VISTA has the potential to regulate both.

KVA12123 has demonstrated activity on important innate and adaptive immune cells (Figure 4) present in the TME in preclinical assays (in vitro).

Figure 4. Blocking VISTA with KVA12123 activates both innate and adaptive immune cells

Additionally, KVA12123 drives an integrated innate and adaptive anti-tumor immune response in tumor models like MB49 bladder tumor (ex vivo).

Figure 5. Blocking VISTA with KVA12123 drives anti-tumor responses in MB49 model

Lymphoid compartment

CD4+ T cell
**
% CD45+ cells
15
10
5
0
IgG1
KVA12123
CD4+ Effector memory T cell
**
% CD45+ cells
15
10
5
0
IgG1
KVA12123
NK cells in Tumor
*
% CD45+ cells
4
3
2
1
0
IgG1
KVA12123_20
CD8+ T cell
% CD45+ cells
15
10
5
0
IgG1
KVA12123_20
CD8+ Effector memory T cell
% CD45+ cells
4
3
2
1
0
IgG1
KVA12123_20

In preclinical models, KVA12123 has been observed to show strong single agent tumor growth inhibition in poorly immunogenic “cold tumors” models and complementary tumor growth inhibition when dosed in combination with CPIs like PD-1 or CTLA-4 as shown in Figure 6 below. Studies in preclinical tumor models demonstrate the tumor growth inhibition of Kineta’s anti-VISTA antibody as a single agent in bladder cancer, T cell lymphoma and colon cancer models. In combination studies, Kineta’s anti-VISTA antibody acts synergistically in combination with anti-PD-1 therapy to inhibit tumor growth in preclinical colon cancer and bladder cancer models.

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

Anti-VISTA: **40%**

Anti-PD1: **67%**

Combination: **85%**

***Combination therapy studies used sub-optimal doses of each agent**

Source: Kineta data

Kineta has completed multiple, single and repeat-dose toxicology studies in non-human primates (“NHP”) with doses of KVA12123 up to 100 mg/kg (>100-fold safety margin over target human exposure). KVA12123 was observed to be well-tolerated in NHP toxicology studies with no mortality, no overt clinical signs or weight loss, no treatment-related findings and no change in CRS-associated cytokine levels (IL6 or TNFα). IL6 and TNFα are indicators of CRS.

KVA12123 Competitive Differentiation

The competitive landscape for VISTA blocking immunotherapies includes six primary companies (Kineta, Inc., Curis, Inc., Pierre Fabre Laboratories, Hummingbird Bioscience Pte. Ltd., PharmAbcine, Inc. and Sensei Biotherapeutics, Inc.) with assets in Phase 1 clinical development. Other discovery stage assets have been announced by Apexigen, Inc. and Five Prime Therapeutics (acquired by Amgen Inc.)/Bristol Myers Squibb Company (“BMS”). See Figure 7 below for more information on competitive products in development.

Kineta is developing a VISTA blocking immunotherapy that is designed to be differentiated from competitive products by the following:

•
Engineered IgG1 mAb that binds to a unique epitope
•
Binding at physiologic and acidic pH in the TME (See Figure 8)
•
Demonstrated single agent tumor growth inhibition as a monotherapy and in combination with PD-1 inhibitors (See Figure 6)
•
Well-tolerated with no CRS-associated cytokine release or neurotoxicity (See Figure 9)

Figure 7. KVA12123: Differentiated VISTA blocking immunotherapy

Other discovery stage programs: Apexigen and Five Prime Therapeutics/BMS. Empty cells indicate no public data available

* Curis announced 11/9/2022: “Concentrating its resources to focus on and accelerate emavusertib”, the company’s lead asset and “deprioritization of other programs” (CI-8993)

Kineta believes that KVA12123 may be differentiated as the only antibody in its class with strong single-agent tumor growth inhibition in the absence of cytokine-mediate toxicity.

Figure 8. KVA12123 binds at physiologic and acidic pH

Source: Kineta data

Figure 9. KVA12123: No CRS-associated cytokine release seen in preclinical models in NHP toxicology and in human whole blood studies

Source: Kineta data

Clinical rationale for KVA12123

Kineta is developing KVA12123 in large clinical and commercial indications where existing CPIs perform poorly, there is a high unmet medical need and VISTA expression in the TME is high. Clinical applications for KVA12123 are primarily focused on solid tumors with high levels of VISTA expression. KVA12123 may be an effective immunotherapy for many types of cancer, including NSCLC, CRC, OC, RCC and HNSCC and other “cold” difficult-to-treat solid tumors. The lead commercial and clinical indications for KVA12123 are NSCLC, CRC and OC based on the following clinical rationale.

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

Figure 10. VISTA expression in NSCLC. (A) Normal lung tissue and (B) NSCLC lung cancer tissue stained for VISTA expression (brown)

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

Like NSCLC, CRC is characterized by many VISTA positive innate immune cells and presents an excellent clinical indication for KVA12123 (Figure 11).

Figure 11. VISTA expression in CRC. (A) Normal colon tissue and (B) colorectal cancer tissue stained for VISTA expression (brown)

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

Figure 12. VISTA expression in ovarian cancer. (A) Normal ovarian tissue and (B) ovarian cancer tissue stained for VISTA expression (brown)

Source: Kineta data

VISTA-101 Clinical Trial (VISTA-101)

Kineta announced dosing of the first patient with KVA12123 as a monotherapy in the VISTA-101 trial in April 2023. The ongoing Phase 1/2 clinical study of KVA12123 has continued to enroll monotherapy cohorts and dosed the first patient in combination with pembrolizumab in October 2023.

VISTA-101 is a first-in-human (FIH), Phase 1/2, open-label, multicenter, dose escalation, and dose expansion study designed to evaluate the safety, tolerability, pharmacokinetics (“PK”), immunogenicity, and tumor response of the investigational drug KVA12123 as a monotherapy and in combination with pembrolizumab in adults with relapsed or refractory advanced solid tumors.

The study is being conducted in 4 parts: Parts A, B, C and D. Parts A and B focus on dose escalation. Parts A (single-agent KVA12123) and B (KVA12123 + pembrolizumab) comprise up to 6 and 4 dose escalation cohorts, respectively, each treating 1-6 participants, to characterize the safety, tolerability, pharmacodynamics (“PD”), PK and preliminary tumor responses of study interventions.

Parts C and D will focus on dose expansion. Parts C (single-agent KVA12123) and D (KVA12123 + pembrolizumab) will comprise up to 7 disease-specific dose expansion cohorts (2 for Part C and 5 for Part D), which will commence at the recommended Phase 2 dose (“RP2D”) to further characterize the safety, tolerability, PD, PK, and preliminary tumor response of KVA12123 as a monotherapy and in combination with pembrolizumab. Part C and Part D will enroll patients with specific tumor types including NSCLC, SCCHN, OC, CRC and RCC as determined in Parts A and B.

Figure 13. KVA12123 Phase 1/Phase 2 dose escalation study design

VISTA-101 study objectives

VISTA-101 study objectives are outlined below:

Primary objectives

•
Safety and tolerability
•
Recommended Phase 2 dose or maximum tolerated dose of KVA12123

Secondary objectives

•
Pharmacokinetics
•
Immunogenicity
•
Tumor response in subjects with advanced solid tumors per iRECIST (ORR)

Exploratory Objectives

•
Biomarker and receptor occupancy

Clinical sites

Kineta has engaged seven well-known research sites to conduct the Phase 1 arm of VISTA-101 across the United States only (Figure 14). Three additional sites will be added as the study advances to the Phase 2 dose expansion cohorts.

Figure 14. VISTA-101 clinical trial sites

Clinical collaboration with Merck

Kineta has entered into a clinical trial collaboration and supply agreement with Merck (known as MSD outside the U.S. and Canada). Under this collaboration, Kineta will evaluate the safety, tolerability, PK and anti-tumor activity of KVA12123, its novel anti-VISTA monoclonal antibody, alone and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with advanced solid tumors.

Kineta is conducting a Phase 1/2 clinical study evaluating KVA12123 as a single agent and in combination with KEYTRUDA® in patients with advanced solid tumors. The objectives of the study are to evaluate the safety, tolerability, PK and anti-tumor responses of KVA12123 as a monotherapy and in combination with KEYTRUDA® with initial clinical data released in the fourth quarter of 2023. Kineta is responsible for conducting this study.

Initial VISTA-101 Clinical Data

Kineta presented initial KVA12123 monotherapy clinical data from VISTA-101 at the Society for Immunotherapy of Cancer’s (SITC) 38th Annual Meeting in November 2023.

As of January 31, 2024, the Phase 1/2 VISTA-101 trial enrolled 15 patients with advanced solid tumors in the first four monotherapy dose-escalation cohorts, where subjects received either 3, 10, 30 or 100mg of KVA12123 by intravenous infusion every two weeks, and 3 patients in the first combination therapy cohort, where subjects received 30 mg of KVA12123 Q2W and 400 mg of pembrolizumab Q6W. Patients enrolled in VISTA-101 monotherapy arm ranged in gender, ethnicity and age (Figure 15). Patients were heavily pretreated with multiple prior lines of therapy including chemotherapy, radiation and immunotherapy.

Figure 15. VISTA-101 baseline patient characteristics

Safety

Evaluating the safety and tolerability of KVA12123 is one of the primary objectives of VISTA-101. As of January 31, 2024, 15 patients were dosed in the first four monotherapy cohorts. KVA12123 was well tolerated at all doses and no dose limiting toxicities (“DLT”) were observed. All KVA12123 treatment emergent adverse events were grades 1-2.

Figure 16: VISTA-101 KVA12123 was well tolerated in 3, 10, 30 and 100 mg monotherapy cohorts

MedDRA Preferred Term	3mg N=2 (%)	10mg N=5 (%)	30mg N=4 (%)	100mg N=4 (%)	All doses N=15 (%)
Total Subjects With Any Related TEAE	**1 (50)**	**4 (80)**	**3 (75)**	**2 (50)**	**5 (33)**
Infusion related reaction	0 (0)	2 (40)	2 (50)	0 (0)	4 (27)
Chills	0 (0)	1 (20)	1 (25)	1 (25)	3 (20)
Constipation	1 (50)	0 (0)	0 (0)	1 (25)	1 (6)
Diarrhoea	0 (0)	1 (20)	0 (0)	0 (0)	1 (6)
Dyspepsia	1 (50)	0 (0)	0 (0)	0 (0)	1 (6)
Arthralgia	0 (0)	1 (20)	0 (0)	0 (0)	1 (6)
Myalgia	1 (50)	0 (0)	1 (25)	0 (0)	1 (6)
Tachycardia	0 (0)	1 (20)	0 (0)	0 (0)	1 (6)
Blood potassium decreased	1 (50)	0 (0)	0 (0)	0 (0)	1 (6)
Decreased appetite	0 (0)	1 (20)	0 (0)	0 (0)	1 (6)
Cough	0 (0)	0 (0)	1 (25)	0 (0)	1 (6)
Rash maculo-papular	0 (0)	1 (20)	0 (0)	0 (0)	1 (6)

Furthermore, no evidence of CRS or associated cytokines including IL-6, TNFα & IL-10 were detected at any of the dose levels.

Figure 17. VISTA-101 No CRS-related cytokine induction observed

Pharmacokinetics (PK) and Receptor Occupancy (RO)

PK is the study of how the body interacts with KVA12123 for the entire duration of exposure after administration. KVA12123 exhibited a greater than dose-proportional pharmacokinetic profile in drug exposure across all evaluated doses, consistent with target-mediated drug disposition at lower doses.

Figure 18. VISTA-101 KVA12123 Pharmacokinetics

To guide the recommended phase 2 dose decision, Kineta developed a proprietary assay to evaluate VISTA receptor occupancy (“RO”) on immune cells from patients treated with KVA12123. This is an important metric for evaluating how well KVA12123 is blocking the VISTA target. KVA12123 achieved a greater than 90% VISTA RO at the 30 mg dose indicating that KVA12123 may be approaching an optimal clinical dose.

Figure 19. VISTA-101 KVA12123 VISTA receptor occupancy

Biomarkers

In drug development and clinical trials, biomarkers may be useful to identify patient populations for a study, monitor therapeutic response and identify side effects. KVA12123 demonstrated dose-proportional on-target biomarker immune responses involved in anti-tumor activity. KVA12123 demonstrated significant efficacy-related, dose-dependent cytokine induction of CXCL10, CCL2 (MCP1), CCL3 (MIP1α) and CCL4 (MIP1β), which are involved in immune cell activation and recruitment to the TME (Figure 19). Additionally, increases in anti-tumor immune cell subpopulations including nonclassical monocytes, NK cells, CD4+ T cells and CD8+ T cells were observed during treatment (Figure 20).

Figure 20. VISTA-101 KVA12123 pro-inflammatory biomarkers

Figure 21. VISTA-101 KVA12123 immune cell responses

KVA12123 demonstrated induction of pro-inflammatory myeloid derived cytokines/chemokines involved in immune cell activation and recruitment in the TME. Changes in these key biomarkers and immune cell populations are indicative of the anti-tumor effects of blocking VISTA that is consistent with data from preclinical models (NHP and KO mice). These data validate their use as potential biomarker of VISTA target engagement with KVA12123.

VISTA-101 Initial Monotherapy Data Summary

Safety

•
Cleared first four KVA12123 monotherapy cohorts (3, 10, 30, 100 mg KVA12123) and the first combination therapy cohort (30 mg KVA12123 plus 400 mg pembrolizumab) with 18 patients dosed
•
Well tolerated and no DLT were observed
•
No evidence of CRS-associated cytokines (IL-6, TNFα and IL-10) were detected

Pharmacokinetics (PK) and Receptor Occupancy (RO)

•
KVA12123 administration achieved >90% VISTA RO at doses greater than or equal to 30 mg
•
PK analyses demonstrated a greater than dose-proportional increase in drug exposure across all evaluated doses, consistent with target-mediated drug disposition at lower doses

Biomarkers

•
Demonstrated efficacy-related cytokine secretion of CXCL10, CCL2, CCL3 and CCL4
•
Significant changes in anti-tumor immune cell subpopulations were observed after treatment

Development timeline

The ongoing VISTA-101 clinical trial is currently enrolling patients in both monotherapy and combination therapy arms of the study. Initial monotherapy data was presented at SITC in November 2023. Additional monotherapy safety and efficacy data as well as initial combination therapy data are anticipated in the second quarter of 2024. The Company anticipates a meeting with the FDA at the end of Phase 1 and initiating the Phase 2 arms of VISTA-101 in the third quarter of 2024.

Potentially Large Commercial Opportunity for KVA12123

Based on the strong clinical rationale and commercial opportunity, Kineta has identified NSCLC, SCCHN, OC, CRC and RCC as potential initial indications for KVA12123. Data from the Phase 1 / 2 clinical trial will more fully inform the indications to initially pursue for regulatory approval.

The projected new annual patients worldwide for each of these initial indications in 2027 totals 984,000 for NSCLC, 243,000 for SCCHN, 142,000 for OC, 1.2 million for CRC and 372,000 for RCC, based on reports from GlobalData. In total, these five initial indications represent an estimated 2.9 million annual new patient opportunity (Figure 21). Improving survival for CPI non-responders remains a critical unmet need that affects ~70% of cancer patients representing 2.0 million patients annually who could be an ideal candidate for treatment with KVA12123.

If Kineta successfully completes the clinical trial program for KVA12123 and if Kineta subsequently obtains regulatory approval for KVA12123, Kineta will focus on initial target indications in NSCLC, CRC and OC as potential commercial opportunities with significant unmet needs. Clinical development of KVA12123 will be initially as a second-line therapy in these indications. The projected therapeutic market size in 2027 for each of these initial indications totals $31.8 billion for NSCLC, $10.3 billion for CRC and $5.9 billion for OC, based on reports from GlobalData. In total, these three initial cancer indications represent an estimated $48 billion market opportunity for KVA12123.

Figure 22. Large commercial opportunity in initial indications in solid tumors for KVA12123

Large commercial market opportunity in potential solid tumor indications for KVA12123 in 2027

2.9M

annual newly diagnosed patients

2.0M

70% checkpoint inhibitor non-responders*

NSCLC [1]

984K newly diagnosed patients

Head and neck [2]

243K newly diagnosed patients

Ovarian [3]

142K newly diagnosed patients

Colorectal [4]

1.2M newly diagnosed patients

Renal cell carcinoma [5]

372K newly diagnosed patients

Source: GlobalData: Global Drug Forecast and Market Analysis to 2028 (1. NSCLC, 2. SCCHN, 3. OC 4. CRC and 5. RCC)

Anti-CD27 agonist mAb immunotherapy

Kineta is developing an anti-CD27 agonist mAb immunotherapy to address the problem of exhausted T cells in the TME. It has been recently demonstrated that it is very difficult to reverse T cell exhaustion. As an alternative approach, Kineta is developing an agonist antibody to a receptor (CD27) present on naïve T cells circulating outside the tumor. Anti-CD27 monoclonal antibodies activate and induce the maturation and migration of naïve T cells. CD27 activation also drives the diversification of the T cell repertoire, lowering the activation threshold of T cells against low affinity tumor antigens. Recent data also suggests that an agonist anti-CD27 antibody can activate important innate immune cell populations like NK cells and inflammatory myeloid cells. These cells contribute to an effective anti-tumor response, especially in CPI-resistant patients.

Recent publications have also demonstrated that anti-CD27 agonist antibodies can drive tumor growth inhibition as a monotherapy and in combination with CPIs.

Figure 23. Activating CD27 demonstrates tumor growth inhibition as a monotherapy and in combination with CPIs

Source: 1. He et al. J. Immunol 2013 2. Turaj et al. Cancer Cell 20173. Buchan et al. Clin. Cancer Research 2018

Kineta has identified a lead candidate out of a diverse set of anti-CD27 agonist antibody sequences. The lead candidate is a fully human monoclonal antibody that has been observed to show nM binding affinity to CD27 in humans. Kineta plans to develop the drug as an intravenous infusion.

In in vitro studies, Kineta’s lead candidate antibodies demonstrate robust agonist activation of T cells and NK cells demonstrating the ability to potentiate new anti-tumor responses (Figure 23).

Figure 24. CD27 T cell and NK cell activation

Source: Kineta data

In preclinical tumor models, Kineta’s anti-CD27 agonist lead mAb has shown strong tumor growth inhibition as a monotherapy and in combination with other checkpoint inhibitors in preclinical tumor models.

Figure 25. Lead anti-CD27 agonist mAb demonstrates monotherapy and combination therapy growth inhibition in MC38 preclinical model

Source: Kineta data

Kineta is developing a novel anti-CD27 agonist mAb immunotherapy for advanced solid tumors including RCC, OC and CRC.

Strategic Partnerships

KVA12123

Kineta has entered into a clinical trial collaboration and supply agreement with Merck (known as MSD outside the U.S. and Canada). Under this collaboration, Kineta will evaluate the safety, tolerability, PK and anti-tumor activity of KVA12123, its novel anti-VISTA monoclonal antibody, as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with advanced solid tumors.

Effective October 14, 2022, Kineta entered into a Clinical Trial Collaboration and Supply Agreement (the “CTCSA”) with MSD International Business GmbH (“Merck”) to evaluate KVA12123 as a monotherapy and in combination KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with advanced solid tumors. Pursuant to the terms of the CTCSA, each party retains its intellectual property rights, but all joint clinical data and joint inventions shall be jointly owned by the parties. Each party shall bear its own costs related to manufacturing and supply of its compound, as well as be responsible for its own internal costs and expenses to support the clinical trial. During the term of the CTCSA and for a specified period thereafter, either party shall have the option to propose an amendment to the CTCSA or to negotiate a new agreement to conduct a subsequent study. The parties shall negotiate the terms of such amendment or new agreement in good faith.

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

Kineta is conducting a Phase 1/2 clinical study evaluating KVA12123 as a single agent and in combination with KEYTRUDA® in patients with advanced solid tumors. The objectives of the study are to evaluate the safety, tolerability, pharmacokinetics and anti-tumor responses of KVA12123 as a monotherapy and in combination with KEYTRUDA® with initial clinical data presented in the fourth quarter of 2023. Kineta is responsible for conducting this study, which was initiated in the fourth quarter of 2022.

In-License Agreements

License Agreement with GigaGen, Inc.-VISTA

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, Inc. (“GigaGen”), which was amended in November 2020 and May 2023 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. Upon Kineta’s exercise of the option, Kineta made an upfront payment of cash to GigaGen and issued Kineta equity to GigaGen. In December 2020, Kineta exercised its exclusive option to GigaGen’s intellectual property rights to develop, manufacture and commercialize six antibodies and derivatives identified by GigaGen that target VISTA and subsequently made a cash payment of $400,000 and issued 7,818 shares of common stock to GigaGen per the terms of the VISTA Agreement. In May 2023, Kineta achieved initiation of the Phase 1 clinical trial milestone and incurred $500,000 in fees to Gigagen per the terms of the VISTA Agreement. From inception of the VISTA Agreement through December 31, 2023, Kineta has incurred $1.3 million of expense to GigaGen for the license to certain antibodies and development antibodies.

Under the VISTA Agreement, GigaGen is eligible to receive approximately $20.4 million in development and regulatory milestone payments and up to $8.0 million in sales milestone payments. In addition, GigaGen is eligible to receive low single-digit royalty percentages based on net sales. Kineta is responsible (with input from GigaGen) for the preparation, filing, prosecution and maintenance of all patents and patent applications, and all associated costs.

The VISTA Agreement shall remain in effect on a licensed product-by-licensed product and country-by-country basis, until the expiration of the royalty term for a licensed product in a country, which, based on the expiration of the last-to-expire valid claim of the two current patent applications (without any patent term adjustment or extensions) would be February 2042 and March 2044, respectively. Kineta may terminate the VISTA Agreement with 30 days’ written notice to GigaGen. Either party has the right to terminate the VISTA Agreement upon a material breach of the other party that is not cured within 90 days after the breaching party receives written notice of such breach from the non-breaching party.

License Agreement with GigaGen, Inc.-CD27

In June 2021, Kineta entered into an Option and License Agreement with GigaGen, as amended in July 2022, December 2022, May 2023 and December 2023 (such agreement, as amended, the “CD27 Agreement”) to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. Upon Kineta’s exercise of the option, Kineta made an upfront payment of cash to GigaGen and issued shares of common stock to GigaGen. From inception of the CD27 Agreement through December 31, 2023, Kineta has incurred $80,000 of expense to GigaGen to maintain its rights to exercise its license to certain antibodies and development antibodies. In January 2024, Kineta exercised its exclusive option to GigaGen’s intellectual property rights to develop, manufacture and commercialize antibodies and derivatives identified by GigaGen that target CD27 and subsequently incurred license fees of $100,000 and issued 91,240 shares of common stock to GigaGen per the terms of the CD27 Agreement.

Under the CD27 Agreement, GigaGen is eligible to receive approximately $20.4 million in development and regulatory milestone payments and up to $11.0 million in sales milestone payments. In addition, GigaGen is eligible to receive low single-digit royalty percentages based on net sales. Kineta is responsible (with input from GigaGen) for the preparation, filing, prosecution and maintenance of all patents and patent applications, and all associated costs.

The CD27 Agreement shall remain in effect on a licensed product-by-licensed product and country-by-country basis, until the expiration of the royalty term for a licensed product in a country. Kineta may terminate the CD27 Agreement with 30 days’ written notice to GigaGen. Either party has the right to terminate the CD27 Agreement upon a material breach of the other party that is not cured within 90 days after the breaching party receives written notice of such breach from the non-breaching party.

Out-License Agreements

Merck & Co., Inc.

In connection with the Merger, Kineta became the successor in interest to an exclusive license and research collaboration agreement with Merck & Co., Inc. to support research, development and commercialization of products for treatment of amyotrophic lateral sclerosis and frontotemporal lobar dementia (the “Merck Neuromuscular License Agreement”).

On June 29, 2023, Kineta achieved a development milestone which triggered a $5.0 million payment. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones and royalties on net sales. Following this milestone, Merck assumed sole responsibility for all future development and commercialization for the ALS program.

Genentech, Inc.

In connection with the Merger, Kineta became the successor in interest to an exclusive technology transfer and license agreement with Genentech, Inc. to support research, development and commercialization of a small molecule product with an undisclosed target (the “Genentech Small Molecule License Agreement”).

FAIR Therapeutics, B.V.

In connection with the Merger, Kineta became the successor in interest to an exclusive license agreement with FAIR Therapeutics, B.V. to support research, development and commercialization of products for the treatment of cystic fibrosis (the “FAIR License Agreement”) .

Merck, Genentech and Fair Therapeutics assumed sole responsibility for all future development and commercialization of the licensed products. These license agreements offer the potential for Kineta to receive up to ~$1.3 billion in potential milestone payments plus royalties on net sales for any products that make it to market. Kineta does not count potential revenues from these license agreements in the Company’s financial forecasts, but they do offer the potential for significant non-dilutive capital.

Clinical Trial Services Agreement

In January 2023, Kineta entered into a Master Services Agreement with PPD Development L.P. (“PPD”) to provide services and support to Kineta in connection with the development and execution of a Phase 1/Phase 2 clinical trial in immuno-oncology (the “PPD Agreement”). Under the PPD Agreement, PPD will assist Kineta with, among other things, identifying clinical sites to participate in the Phase 1/Phase 2 trial of KVA12123 in treating advanced solid tumor cancer patients, identifying potential clinical sites, initiating and opening clinical sites and monitoring and validating research at each site involved in the trial. In addition, PPD will also provide support in preparing and developing interim safety data reports for review and analysis by the independent safety monitoring committee. Pursuant to the terms of the PPD Agreement, Kineta will pay PPD on periodic basis and will pay the pass-through costs associated with the conduct of the Phase 1 clinical trial.

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

As of January 31, 2024, Kineta’s patent portfolio as it pertains to its key product candidates included thirteen (13) national phase applications in the KVA-001 patent family related to VISTA. The countries are as follows: U.S., Australia, Brazil, Canada, China, Europe (European Patent Office (“EPO”)), Israel, India, Japan, Korea, Mexico, Russia, and Singapore. Its estimated expiration date without any patent term adjustment or extension is 20 years from filing, i.e., February 18, 2042. The portfolio also includes two (2) provisional applications. One is in the KVA-002 family related to VISTA and is scheduled for PCT filing in late March of 2024. The second is in the KA27-001 family related to anti-CD27 antibodies and is scheduled for PCT filing in September 2024. The estimated expiration dates for these provisional applications, without any patent term adjustment, are twenty years from filing, i.e. March 29, 2044 and September 29, 2044, respectively.

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

Kineta’s patent strategy focuses on securing market exclusivity through a portfolio of patents and claim sets to ensure broad based protection for Kineta’s innovative technologies. Geographically, Kineta files patents in those countries that account for 90% of the revenue of the global pharmaceutical market as well as several additional markets due to their strategic importance, including the U.S., EU, Japan, Korea, China, India, Singapore, Switzerland, Russia, Canada and Mexico.

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

The table below summarizes the high-level filing strategy of Kineta’s existing patent portfolio:

	VISTA patents (KVA12123)	VISTA patents (KVA12123)	Anti-CD27 patents

Patent Family	KVA-001	KVA-002	KA27-001
Composition of matter	Y	Y	Y
Methods of Manufacturing	Y	Y	Y
Sequences/Structure	Y	Y	Y
Indications	Y	Y	Y
Specification on use (mono or combo)	Y	Y	Y
Binding characteristics	Y	Y	Y
Immune cell regulation	Y	Y	Y
Physiologic properties	Y	Y	Y
Discovery Candidates	To be added on a rolling basis	To be added on a rolling basis	To be added on a rolling basis

Kineta strives to protect the proprietary technologies that it believes are important to its business, including by seeking, maintaining and defending patent rights, whether developed internally or in conjunction with or in-licensed from third parties. Kineta also relies on trade secrets relating to its monoclonal antibodies, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain its proprietary position in the field of innate immunity and fully human antibodies.

As more fully described above, as of January 31, 2024, Kineta’s patent portfolio included 13 U.S. and foreign applications, which entered national phase in 2023. The portfolio also included a provisional application in the KVA-002 family related to VISTA, scheduled for PCT filing early in 2024, and a provisional application in the KA27-001 family related to anti-CD27 antibodies, scheduled for PCT filing later in 2024.

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

In addition, a third party may hold intellectual property, including patent rights that are important or necessary to the development of Kineta’s products. It may be necessary for Kineta to use the patented or proprietary technology of third parties to commercialize its products, in which case Kineta would be required to obtain a license from these third parties on commercially reasonable terms, or Kineta’s business could be harmed, possibly materially. For example, certain of the methods for Kineta’s fully human antibodies are covered by patents held by third parties. Although Kineta has obtained exclusive licenses to these patents from these third parties on what Kineta believes are commercially reasonable terms, if Kineta were not able to obtain a license on similar technology, or were not able to obtain a license on commercially reasonable terms, its business could be harmed, possibly materially.

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

In the future, to the extent Kineta’s product candidates, including KVA12123, receive approval by the FDA or foreign regulatory authorities, Kineta expects to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

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

Immunotherapies are unique in cancer treatment in that they do not kill cancer cells directly, but rather enhance the endogenous immune response to tumors. By enhancing the immune response, it is now possible to obtain dramatic and long-lasting tumor regressions, even in patients with advanced or otherwise incurable cancers. There exist today four broad categories of marketed immunotherapies:

•
Cell-based therapies (e.g., CAR T cells);
•
Vaccines (e.g., BCG);
•
Oncolytic viruses (e.g., T-Vec); and
•
Immunomodulators (e.g., CPIs).

Immune checkpoint inhibitors (CPIs)

The most widely prescribed and effective group of treatments are the CPIs. Since 2011, nine CPIs have been approved in the United States, primarily for the treatment of advanced or metastatic solid tumors. CPIs that have been approved by the FDA only have a few different mechanisms of action. They either block the interaction of PD1 with its ligands (PD-L1 or -L2), or they block the interaction of CTLA4 with its ligands (CD80 or CD86). Since both PD1 and CTLA4 serve as breaks on the T-cell-driven immune response, antibodies that block these interactions enhance the activation of effector T cells. Additionally, the first LAG-3 inhibitor was FDA approved in combination with a PD1 inhibitor in March 2022.

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

KVA12123 (VISTA) Competition

There are currently no approved VISTA blocking immunotherapies on the market. The competitive landscape includes six primary companies with assets in Phase 1 clinical development (Figure 25). Other discovery stage assets have been announced by Apexigen, Inc. and Five Prime Therapeutics (acquired by Amgen Inc.)/BMS.

Figure 26. VISTA competitive landscape

Other discovery stage programs: Apexigen and Five Prime Therapeutics/BMS.

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
•
FDA review and approval of the NDA or BLA to permit commercial marketing and sales of the product for particular indications for use in the U.S.; and
•
compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

Kineta may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from any future pandemic or public health crisis. For example, during the COVID-19 pandemic, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the termination of the COVID-19 public health emergency declaration in May 2023, although some COVID-19 related guidance documents continue in effect. Depending on the severity and duration of any resurgence of COVID-19 and its variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. The ultimate impact of the COVID-19 pandemic on our business operations and clinical development plans will depend on future developments, including the severity and duration of any resurgence of COVID-19 and its variants. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted.

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

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing. The Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs or BLAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

Kineta plans to seek to accelerate regulatory approval in all major markets. The pathways outlined in Figure 26 below provide an overview of accelerated review and approval pathways with the FDA.

Kineta also plans to pursue “fast track” and “accelerated approval” for the KVA12123 and anti-CD27 mAb immunotherapy programs.

Figure 27. Accelerated Regulatory Approval by FDA

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

Priority Review

Fast track: A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. The FDA has a fast-track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a fast track product, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Breakthrough therapy: A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. The designation includes all of the fast-track program features, which means that the sponsor may file sections of the NDA or BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

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

Priority review: Any product submitted to the FDA for approval, including a product with a fast-track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to 10 months for review of new molecular entity NDAs or BLAs under its current PDUFA review goals. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period in 2021 for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. This executive order also instructs certain governmental agencies to review existing policies and rules that limit access to health insurance coverage through Medicaid or the ACA, among others. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

To market a medicinal product in the European Economic Area (“EEA”) (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), Kineta must obtain a Marketing Authorization (“MA”). There are two types of marketing authorizations:

•
the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”) and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products and medicinal products containing a new active substance indicated for the treatment of certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Pediatric Investigation Plan

In the EEA, marketing authorization applications for new medicinal products not previously authorized must include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”) agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

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

Privacy and Data Protection Laws

Kineta is also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU Member States and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.

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

Employees and Human Capital Resources

As of December 31, 2023, Kineta had 11 full-time employees, including three employees with Ph.D. degrees and one with an M.D. degree. Of these full-time employees, three are engaged in research and development activities and eight are engaged in general and administrative activities. None of Kineta’s employees are represented by a labor union or covered by a collective bargaining agreement. Kineta considers its relationship with its employees to be good. In addition, Kineta also had two part-time research and development consultants engaged as a clinician and a medical monitor.

In February 2024, and in connection with the Company’s decision to explore strategic alternatives, the Company implemented a workforce reduction of the Company’s workforce by seven full-time employees, or approximately 64% of the Company’s then-current employee base. The workforce reduction included Kineta’s Chief Executive Officer, Shawn Iadonato, Ph.D., who will continue to serve on the Company’s Board of Directors, and Kineta’s General Counsel and Secretary, Pauline Kenny.

Kineta’s human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating Kineta’s existing and additional employees. Kineta is committed to diversity, equity and inclusion across all aspects of its organization, including in Kineta’s recruitment, advancement and development practices. Each year, Kineta reviews employee demographic information to evaluate its diversity efforts across all functions and levels of the Company. Kineta conducts annual performance and development reviews for each of its employees to discuss the individual’s strengths and development opportunities, career development goals and performance goals. Kineta also regularly surveys employees to assess employee engagement and satisfaction. The principal purposes of Kineta’s equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity awards. Kineta values its employees and regularly benchmarks total rewards Kineta provides, such as short and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against Kineta’s industry peers to ensure Kineta remains competitive and attractive to potential new hires.

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

Legal Proceedings

On March 20, 2024, Kineta filed a complaint in the Court of Chancery of the State of Delaware against Growth & Value Development Inc. (“GVDI”), alleging breach of contract in connection with GVDI’s recent repudiation of its obligation to provide a substantial tranche of funding for Kineta as required under the Securities Purchase Agreement. The complaint provides that Kineta will seek specific performance of GVDI’s obligations under the Securities Purchase Agreement and damages equal to the amount of the unpaid funding and any damages resulting from GVDI’s breach.

Except as disclosed in the preceding paragraph, Kineta is currently not a party to any other material legal proceedings. From time to time, however, Kineta may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, Kineta currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on Kineta’s business. Regardless of the outcome, litigation can have an adverse impact on Kineta because of defense and settlement costs, diversion of management resources and other factors.

Corporate Information

We were incorporated in Delaware on December 13, 2006 under the name Proteoguard, Inc. and subsequently changed our name to Proteostasis Therapeutics, Inc. on September 17, 2007. On December 22, 2020, we effected a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into Yumanity, Inc. (formerly Yumanity Therapeutics, Inc.) (“Yumanity”) with Yumanity surviving as a wholly-owned subsidiary of ours. On December 22, 2020, we changed our name from “Proteostasis Therapeutics, Inc.” to “Yumanity Therapeutics, Inc.” On December 16, 2022, we effected a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into Private Kineta with

Private Kineta surviving as a wholly-owned subsidiary of ours. Private Kineta subsequently merged with and into Kineta Operating, LLC, with Kineta Operating, LLC being the surviving corporation. On December 16, 2022, we changed our name from “Yumanity Therapeutics, Inc.” to “Kineta, Inc.” Our principal executive offices are located at 7683 SE 27th Street, Suite 481, Mercer Island, Washington 98040. Our telephone number is (206) 378-0400. Our website address is https://kinetabio.com.

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

Summary of the Material Risks Associated with Kineta’s Business

Risks relating to its Strategic Alternative Process, Potential Strategic Transaction, and Financial Position include:

•
Kineta has decided to seek a strategic transaction, and there is no guarantee that this strategic path will be successful.
•
If Kineta is unable to successfully complete a strategic transaction, Kineta may be forced to cease operations altogether or file for bankruptcy protection.
•
Kineta may not realize any additional value in a strategic transaction.
•
If Kineta is successful in completing a strategic transaction, it may be exposed to other operational and financial risks.
•
Kineta may not fully realize the expected cost savings and/or operating efficiencies from its restructuring activities and its ability to consummate a strategic transaction depends on its ability to retain its employees required to consummate such transaction.
•
Kineta may become involved in securities litigation that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
•
Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.

Kineta is also subject to various risks associated with its businesses and its industries. These risks include, but are not limited to, the following:

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
•
Kineta has identified material weaknesses in its internal control over financial reporting. If Kineta is unable to remedy its material weaknesses in the future, or if Kineta fails to establish and maintain effective internal controls, Kineta may be unable to produce timely and accurate financial statements. Kineta has concluded that its internal control over financial reporting is ineffective as of December 31, 2023, which could adversely impact Kineta’s investors’ confidence and Kineta’s stock price.
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
•
Kineta’s immuno-oncology product candidates are based on novel technologies that target the tumor microenvironment (“TME”), which makes it difficult to predict the results, timing and cost of product candidate development and likelihood of obtaining regulatory approval.
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
•
Some data for product candidates may come from clinical trials conducted outside the United States, the European Union (the “EU”)

and the United Kingdom (the “UK”), and the FDA, EMA or comparable foreign regulatory authorities may not accept data from such trials.
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

Risks Related to Strategic Alternative Process, Potential Strategic Transaction, and Financial Position

Kineta has decided to seek a strategic transaction, and there is no guarantee that this strategic path will be successful.

Kineta is exploring strategic alternatives. The alternatives to be considered may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. Kineta has and expects to continue to devote substantial time and resources to exploring such strategic alternatives; however, there is no set time frame and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Evaluating a strategic alternative may divert the attention of the Company’s management from ordinary operating matters. The identification, negotiation, and completion of any such transaction may also require more time and cash resources than Kineta anticipates. In addition, potential strategic alternatives that require stockholder approval may not be approved by Kineta’s stockholders.

There can be no assurance that Kineta’s process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made that the terms thereof will be acceptable to Kineta. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving the Company and/or its assets, that is consummated would enhance stockholder value.

If Kineta is successful in completing a strategic transaction, it may be exposed to other operational and financial risks, including increased near-term or long-term expenditures, exposure to unknown liabilities, incurrence of substantial debt, higher-than-expected acquisition and integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in combining the operations and personnel of any merged businesses with Kineta’s operations and personnel, impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership, and inability to retain key employees of the Company or any acquired businesses. If a strategic transaction is not completed, Kineta may be subject to a number of material risks or suffer a number of consequences that may adversely affect its business, financial results, and operations.

If Kineta is unable to successfully complete a strategic transaction, Kineta may be forced to cease operations altogether or file for bankruptcy protection.

There can be no assurance that any of Kineta’s plans will be successful or that additional capital will be available to Kineta on reasonable terms, or at all, when needed or that Kineta will successfully complete a strategic transaction. If Kineta does not obtain governmental approval for its products, or if, subject to receiving marketing approvals, it is unsuccessful in its commercial efforts to sell its products, Kineta’s business would experience significant harm. If Kineta is unable to obtain sufficient additional capital or to conclude a successful strategic transaction, Kineta may be forced to defer, reduce or eliminate significant planned expenditures, dispose of technology or assets including intangible assets, conclude a strategic transaction that is unfavorable to stockholders, enter into arrangements that may require Kineta to relinquish rights to certain of its products or product candidates, technologies or potential markets, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy protection.

The Board remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the Company and its stockholders. There can be no assurance, however, that the Company’s current strategic direction, or the Board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value.

In addition, given the current restructuring of Kineta’s operations and recent reduction in force, it may be difficult to evaluate the Company’s current business and future prospects on the basis of historical operating performance.

Kineta may not realize any additional value in a strategic transaction.

Potential counterparties in a strategic transaction involving Kineta may place minimal or no value on the Company’s assets. Further, the development and any potential commercialization of Kineta’s product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving the Company may choose not to spend additional resources for the development of Kineta’s product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If Kineta is successful in completing a strategic transaction, it may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process Kineta has undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of the Company’s management, and the diversion of management’s attention may disrupt the Company’s business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than Kineta anticipates and expose the Company to other operational and financial risks, including:

o
inability to retain key employees of the Company or any merged business;
o
increased near-term and long-term expenditures;
o
exposure to unknown liabilities;
o
higher than expected acquisition or integration costs;
o
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
o
write-downs of assets or incurrence of non-recurring, impairment or other charges;
o
increased amortization expenses;
o
difficulty and cost in combining the operations and personnel of any acquired business with its operations and personnel;
o
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and
o
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on Kineta’s business, financial condition and prospects.

Kineta may not fully realize the expected cost savings and/or operating efficiencies from its restructuring activities and its ability to consummate a strategic transaction depends on its ability to retain its employees required to consummate such transaction.

On February 29, 2024, Kineta announced that it had completed a review of its business, including the status of its programs, resources and capabilities. Following this review, Kineta determined that it would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring includes a reduction in its workforce by approximately 64% and the termination of enrollment of new patients in its ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. The Company made this decision, in part, because certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement (as defined below).

The Company believes these changes were needed to streamline its organization and reallocate its resources to better align with its current strategic goals, including its current focus on pursuing strategic alternatives. However, these expense reduction measures have and may continue to yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the Company’s intended reductions in workforce, a reduction in morale among its remaining employees, and the risk that the Company may not achieve the anticipated benefits, all of which may have an adverse effect on the Company’s results of operations or financial condition.

Kineta’s ability to consummate a strategic transaction depends upon its ability to retain its employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. There is no set timetable for the process Kineta has initiated to explore strategic alternatives and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. If the Company is unable to complete a transaction, it may be required to seek a reorganization, liquidation or other restructuring. In addition, Kineta’s cash conservation activities, as well as the announcement that the Company is seeking strategic alternatives, may yield unintended consequences, such as attrition beyond its planned reductions in workforce that took place during the first quarter of 2024 and reduced employee morale, which may cause remaining employees to seek alternative employment. Kineta’s ability to successfully complete a strategic transaction depends in large part on its ability to retain certain of its remaining personnel. If the Company is unable to successfully retain its remaining personnel, it is at risk of a disruption to its exploration and consummation of a strategic alternative as well as business operations.

Kineta may become involved in securities litigation that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction. The Company may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect Kineta’s business and cash resources and Kineta’s ability to consummate a potential strategic transaction or the ultimate value its stockholders receive in any such transaction.

Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.

Kineta may be forced to wind-down its operations if it is unable to consummate a strategic transaction and/or obtain sufficient funding.

As of December 31, 2023, Kineta had $5.8 million in cash, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.

Kineta is exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action.

Kineta may seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources that may be identified through the Company’s strategic process. However, there can be no assurance that Kineta will be able to complete any such transactions on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on Kineta’s business, results of operations, and financial condition. These factors raise substantial doubt about Kineta’s ability to continue as a going concern.

Kineta does not currently have any commitments for future funding or additional capital other than the Private Placement. However, as noted above, certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement. As such, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

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

Kineta is a clinical-stage biotechnology company with a limited operating history that may make it difficult to evaluate the success of Kineta’s business to date and to assess its future viability. Kineta’s operations to date have been limited to organizing and staffing its company, business planning, raising capital, developing and optimizing its technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for its product candidates, establishing and enhancing its intellectual property portfolio, and providing general and administrative support for these operations. Kineta’s KVA12123, KCP506 and LHF535 programs are in early clinical development, and Kineta’s CD27 program is in preclinical development. None of Kineta’s product candidates have been approved for commercial sale. Kineta has never generated any revenue from product sales and has incurred net losses each year since Kineta commenced operations. Kineta’s net losses were $14.1 million for the year ended December 31, 2023 and $63.5 million for the year ended December 31, 2022. Kineta expects that it will be several years, if ever, before it has a product candidate ready for regulatory approval and commercialization. Kineta expects to incur increasing levels of operating losses over the next several years and for the foreseeable future as Kineta advances its product candidates through clinical development. Kineta’s prior losses, combined with expected future losses, have had and will continue to have an adverse effect on Kineta’s stockholders’ equity and working capital.

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

Kineta has incurred recurring net losses and negative cash flows from operations since inception and, as of December 31, 2023, had an accumulated deficit of $165.8 million. The net loss attributable to Kineta was $14.1 million for the year ended December 31, 2023. As of December 31, 2023, Kineta had unrestricted cash of $5.8 million, and there is substantial doubt about its ability to continue as a going concern. For more information, see the risk factor above entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

Kineta’s limited operating history may make it difficult for you to evaluate the success of its business to date and to assess Kineta’s future viability.

Kineta has a limited operating history, and its operations to date have been limited to organizing and staffing the Company, business planning, raising capital, conducting discovery and research activities, engaging third parties for initiating manufacturing of drug product and preparing for preclinical toxicology studies, conducting clinical trials, filing patent applications and identifying and obtaining rights to potential product candidates. Kineta has not yet demonstrated an ability to successfully obtain marketing licenses, manufacture a commercial scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about Kineta’s future success or viability may not be as accurate as they could be if Kineta had a longer operating history or if Kineta had already successfully completed some or all of these types of activities.

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
•
establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of our product candidates and our future product candidates;

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

The second closing of the Private Placement will not close on the expected timeline.

Kineta entered into a financing agreement, dated as of June 5, 2022, as amended on December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”) with certain investors to sell shares of its common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022 and Kineta issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million is scheduled to occur on April 15, 2024. Kineta may further amend the Private Placement to close at a later date based on its funding needs. In February 2024, Kineta was informed by certain investors that they would not be able to consummate the second closing of the Private Placement, resulting in Kineta’s decision to seek strategic alternatives as discussed elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2023, Kineta had $5.8 million in cash, and there is substantial doubt about its ability to continue as a going concern. For more information, see the risk factor above entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic and the conflict between Russia and Ukraine and the conflict in Israel and the Gaza Strip; and
•
the costs of operating as a public company.

Kineta will require additional capital to achieve its business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable Kineta to continue to implement its long-term business strategy. Further, Kineta’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, geopolitical instability and pandemics or other public health crises. If Kineta is unable to raise sufficient additional capital, Kineta could be forced to curtail its planned operations and the pursuit of its growth strategy.

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

Kineta has identified material weaknesses in its internal control over financial reporting. If Kineta is unable to remedy its material weaknesses in the future, or if Kineta fails to establish and maintain effective internal controls, Kineta may be unable to produce timely and accurate financial statements. Kineta has concluded that its internal control over financial reporting is ineffective as of December 31, 2023, which could adversely impact Kineta’s investors’ confidence and Kineta’s stock price.

Prior to completion of the Merger, Kineta was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and related procedures. In connection with the audit of Kineta’s financial statements for the years ended December 31, 2023 and 2022, Kineta and its independent registered public accounting firm identified material weaknesses in Kineta’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of Kineta’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses for the year ended December 31, 2023 relates to accounting for complex financial instruments related to the derivative asset and for accounting for allocated facilities costs. The material weakness for the year ended December 31, 2022 relates to accounting for complex financial instruments related to warrants issued to certain existing stockholders.

Kineta is in the process of implementing measures designed to improve its internal control over financial reporting to remediate these material weaknesses. For example, Kineta began to address the material weaknesses by implementing certain Sarbanes-Oxley controls during the first half of 2022. In October 2022, Kineta hired a Chief Financial Officer to enhance internal controls and address the material weaknesses and other control deficiencies identified during the audit of the financial statements. Kineta has designed and implemented improved processes and internal controls, including ongoing senior management review and audit committee oversight. Additionally, Kineta has implemented and upgraded accounting and reporting systems to improve accounting and financial reporting processes and has enhanced, developed and implemented formal policies, processes and documentation procedures relating to financial reporting, including the oversight of third-party service providers. The actions that Kineta has taken are subject to ongoing executive management review and will also be subject to audit committee oversight. Kineta expects to incur additional costs to remediate these material weaknesses. Kineta cannot assure you that the measures it has taken to date, together with any measures it may take in the future, will be sufficient to remediate the control deficiency that led to the material weaknesses in Kineta’s internal control over financial reporting or to avoid potential future material weaknesses. If Kineta is unable to successfully remediate its existing or any future material weakness in Kineta’s internal control over financial reporting, or if Kineta identifies any additional material weakness, the accuracy and timing of Kineta’s financial reporting may be adversely affected, Kineta may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in Kineta’s financial reporting, and Kineta’s stock price may decline as a result. Kineta also could become subject to investigations by The Nasdaq Stock Market, LLC (“Nasdaq”), the SEC, or other regulatory authorities.

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
•
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

Kineta’s immuno-oncology product candidates are based on novel technologies that target the TME, which makes it difficult to predict the results, timing and cost of product candidate development and likelihood of obtaining regulatory approval.

Kineta has concentrated its research and development efforts on immuno-oncology product candidates using its development platform, and Kineta’s future success depends on the successful development of this approach. Kineta’s product candidates target the TME which is highly immunosuppressive. Kineta has not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on its platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of Kineta’s platform technologies may not ever result in marketable products. Kineta may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing its own commercial manufacturing capabilities, which may prevent Kineta from completing its clinical trials or commercializing any products on a timely or profitable basis, if at all.

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

Kineta has initiated or plans to initiate clinical trials with its immuno-oncology products, KVA12123 and CD27. If these product candidates do not show any functionality in the TME, Kineta’s development plans, financial position, results of operations and prospects may be materially adversely affected.

While Kineta plans to develop product candidates for use in solid tumors, including KVA12123 and CD27, Kineta’s immuno-oncology product candidates may not show any functionality in the TME. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Kineta’s product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile TME. In addition, the safety profile of Kineta’s product candidates may differ in a solid tumor setting. As a result, Kineta’s product candidates may not demonstrate efficacy in solid tumors. If Kineta is unable to make its immuno-oncology product candidates function in tumors, Kineta’s development plans, financial position, results of operations and prospects may be materially adversely affected.

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

KVA12123 is in early stage clinical trials and may not show any functionality in cancer. If KVA121123 does not show any such functionality, Kineta’s development plans, financial position, results of operations and prospects may be materially adversely affected. LHF535, a drug candidate held by Kineta’s subsidiary, KVHF, is used in the treatment of Arenaviruses, which are very rare in developed markets. Adequate investment may not be available to advance this program, and if the drug does obtain regulatory approval, it may be difficult to find payors willing to pay for this drug. On December 27, 2022, KCP received written notice from Genentech, Inc. of its termination of the Exclusive Option and License Agreement (“Genentech KCP506 License Agreement”) for KCP506. As a result of the termination of the Genentech KCP506 License Agreement, KCP may not have adequate funding to continue the development of this program.

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
•
potential disruptions caused by pandemics or other public health crises, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment; and
•
the proximity and availability of clinical trial sites for prospective patients.

Kineta’s inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require Kineta to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for Kineta’s product candidates, which would cause the value of the Company to decline and limit Kineta’s ability to obtain additional financing. Furthermore, Kineta expects to rely on Contract Research Organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of its clinical trials and Kineta will have limited influence over their performance.

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

The time required to obtain approval or other marketing authorizations by the FDA, European Commission (based on recommendation from the EMA) and comparable foreign regulatory authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Kineta has not obtained regulatory approval for any product candidate, and it is possible that Kineta may never obtain regulatory approval for any product candidates it may seek to develop in the future. Neither Kineta nor any current or future collaborator is permitted to market any drug product candidates in the United States until Kineta receives regulatory approval of a biologics license application (“BLA”) or an NDA from the FDA, and Kineta cannot market it in the EU until Kineta receives a marketing authorization approval from the European Commission (based on recommendation from the EMA), or in the UK until Kineta receives regulatory approval from the Medicines and Healthcare products Regulatory Agency (MHRA) or other required regulatory approval in other countries. To date, Kineta has had only limited discussions with the FDA and European Commission (based on recommendation from the EMA) regarding clinical development programs or regulatory approval for any product candidate within the United States and EU, respectively. In addition, Kineta has had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent Kineta’s product candidates from being marketed abroad. Any approval Kineta may be granted for its product candidates in the United States would not assure approval of its product candidates in foreign jurisdictions and any of its product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.

In order to market and sell its products in the EU and other foreign jurisdictions, Kineta must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. Kineta may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Kineta may file for marketing approvals but not receive necessary approvals to commercialize its products in any market.

In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that Kineta intends to charge for its products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for Kineta and could delay or prevent the introduction of its product candidates in certain countries. In addition, if Kineta fails to obtain the non-U.S. approvals required to market its product candidates outside the United States or if Kineta fails to comply with applicable non-U.S. regulatory requirements, Kineta’s target markets will be reduced and its ability to realize the full market potential of its product candidates will be harmed and its business, financial condition, results of operations and prospects may be adversely affected.

Additionally, Kineta could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent Kineta from or delay Kineta commercializing its product candidates in the United Kingdom and/or the EEA and restrict Kineta’s ability to generate revenue and achieve and sustain profitability. Kineta also expects that it will be subject to additional risks in commercializing any of its product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

Possible adverse reactions and adverse side effects that could occur with immuno-oncology treatments can be severe, for example, cytokine CRS. Depending on an evaluation of the available data, Kineta may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of its product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved.

Kineta’s clinical trials could also be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order Kineta to cease further development of, or deny approval of, its product candidates for any or all targeted indications. Even if this does not occur, reports of serious reactions could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if Kineta elects, or is required, to not initiate, delay, suspend or terminate any future clinical trial of any of Kineta’s product candidates, the commercial prospects of such product candidates may be harmed, and Kineta’s ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm Kineta’s ability to develop other product candidates, and may harm Kineta’s business, financial condition and prospects significantly.

If Kineta’s product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, Kineta may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, EMA, an institutional review board (“IRB”) or ethics committee (“EC”), which are local institutional boards or committees, as applicable, that review, approve and oversee basic and clinical research conducted as the institution participating in the clinical trial, or comparable foreign regulatory authorities, may also require that Kineta suspend, discontinue or limit its clinical trials based on safety information, or that Kineta conducts additional animal or human studies regarding the safety and efficacy of its product candidates which Kineta has not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for Kineta’s product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

Preclinical development is uncertain. Kineta’s preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect Kineta’s ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on Kineta’s business.

In the third quarter of 2020, the requisite authorities in the Netherlands authorized Kineta to initiate an initial clinical trial in healthy volunteers to demonstrate safety and tolerability of KCP506. Kineta completed this Phase 1 trial in healthy volunteers in 2022.

The FDA has requested additional pre-clinical data related to Kineta’s IND for LHF535. Kineta completed the Phase 1 trial in healthy volunteers in Australia in June 2020.

In the fourth quarter of 2022, Kineta was authorized by the FDA to begin a clinical trial of KVA12123 in the United States. In April 2023, the first patient was dosed in the Phase 1/2 clinical study evaluating KVA12123 alone and in combination with the immune checkpoint inhibitor pembrolizumab in patients with advanced solid tumors, and in October 2023, the first patient was dosed in combination with KEYTRUDA® (pembrolizumab) in the clinical trial. All of Kineta’s product candidates, including KVA12123, KCP506 and LHF535, are still in the preclinical or early clinical stage, and their risk of failure is high. Before Kineta can commence clinical trials for a product candidate, it must complete extensive preclinical testing and studies that support Kineta’s planned INDs in the United States, or similar applications in other jurisdictions. Kineta cannot be certain of the timely completion or outcome of its preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept Kineta’s proposed clinical programs or if the outcome of Kineta’s preclinical or clinical testing and studies will ultimately support the further development of its programs. As a result, Kineta cannot be sure that it will be able to submit INDs or similar applications for its preclinical programs beyond KVA12123, KCP506 and LHF535 on the timelines Kineta expects, if at all, and Kineta cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Kineta may encounter substantial delays in the commencement or completion, or termination or suspension, of its clinical trials, which could result in increased costs to Kineta and delay or limit its ability to generate revenue and adversely affect Kineta’s commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of its product candidates, Kineta must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Kineta cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Kineta may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent its ability to receive marketing approval or commercialize Kineta’s product candidates, including:

•
Kineta may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
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
•
Kineta or its third-party contractors may experience delays due to complications associated with pandemics or other health crises;
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
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings or be subject to the addition of labeling statements, such as warnings or contraindications;
•
be subject to additional post-marketing testing or other requirements;
•
be required to perform additional clinical trials to support approval;
•
have regulatory authorities withdraw or suspend their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”);
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

Kineta may seek breakthrough therapy designation for its product candidates or programs. A breakthrough therapy is defined as a product candidate that is intended, as a monotherapy or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA or BLA.

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

Kineta’s immuno-oncology drugs target both immune suppressive host and tumor cells in the TME initiating a dynamic process of activating the host immune system, which response can be further exploited by concurrent or subsequent therapies including checkpoint inhibitors such as the dominant PD-1 monoclonal antibodies, pembrolizumab and nivolumab. Accordingly, it is expected that Kineta’s product candidates, if approved, would be used in combination with third-party drugs or biologics. Kineta’s ability to develop and ultimately commercialize its current product candidates and any future product candidates used in combination with other therapies, including for example, pembrolizumab, nivolumab, or any other checkpoint inhibitor immunotherapies, will depend on Kineta’s ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. Kineta cannot be certain that current or potential future commercial relationships will provide it with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In the event that any of Kineta’s collaborators or suppliers cannot continue to supply their products on commercially reasonable terms, Kineta would need to identify alternatives for accessing such checkpoint inhibitor immunotherapies. Additionally, should the supply of products from any collaborator or supplier be interrupted, delayed or otherwise be unavailable to Kineta, Kineta’s clinical trials may be delayed. In the event Kineta is unable to source an alternative supply, or is unable to do so on commercially reasonable terms, Kineta’s business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Kineta expects initially to focus on the development of KVA12123, its lead immuno-oncology drug candidate. A key part of Kineta’s strategy, however, is to continue to pursue clinical development of additional product candidates utilizing its development platform or in-licensed from third parties. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. Kineta cannot assure you that it will be able to successfully advance any future product candidates through the development process.

Even if Kineta obtains approval from the FDA, European Commission (based on recommendation from the EMA) or comparable foreign regulatory authorities to market any future product candidates for the treatment of tumors, Kineta cannot assure that any such product candidates will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If Kineta is unable to successfully develop and commercialize additional product candidates, its commercial opportunity may be limited and Kineta’s business, financial condition, results of operations, stock price and prospects may be materially harmed.

Difficulty in enrolling patients could delay or prevent clinical trials of Kineta’s current product candidates and any future product candidates. Kineta may find it difficult to enroll patients in its ongoing clinical trials or any subsequent trials it may conduct and Kineta’s receipt of necessary regulatory approvals could be delayed or prevented.

Identifying and qualifying patients to participate in clinical studies of Kineta’s current product candidates and any future product candidates is critical to Kineta’s success. The timing of completion of Kineta’s clinical trials depends in part on the speed at which Kineta can recruit patients to participate in testing its current product candidates and any future product candidates, and Kineta may experience delays in its clinical trials if it encounters difficulties in enrollment or patient retention due to other unforeseen factors. Kineta may not be able to initiate or continue clinical trials for its current product candidates and any future product candidates if Kineta is unable to locate and enroll and retain a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA or comparable foreign regulatory authorities outside the United States. For example, the COVID-19 pandemic in the past has impacted, and in the future may impact, Kineta’s ability to initiate clinical sites and recruit, enroll and retain patients or may divert healthcare resources away from clinical trials. In addition, some of Kineta’s competitors have ongoing clinical trials for product candidates that treat the same indications as Kineta’s current product candidates, and patients who would otherwise be eligible for Kineta’s clinical trials may instead enroll in clinical trials of Kineta’s competitors’ product candidates or future product candidates.

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

Kineta’s future profitability will depend, in part, on its ability to commercialize its product candidates, if approved, in markets in the United States, Europe, the UK and other countries where Kineta maintains commercialization rights. As Kineta begins to commercialize its product candidates, if approved, in multiple markets, Kineta is subject to additional risks and uncertainties, including:

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
•
product labeling or product insert requirements of the FDA, European Commission, EMA or other comparable foreign regulatory authorities;
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

Kineta cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S., the EU, UK or any other jurisdiction. If Kineta, or any third parties Kineta may engage, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Kineta or such third parties are not able to maintain regulatory compliance, Kineta’s product candidates may lose any regulatory approval that may have been obtained and Kineta may not achieve or sustain profitability.

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

There are risks involved with both establishing Kineta’s own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which Kineta recruits a sales force and establishes marketing capabilities is delayed or does not occur for any reason, Kineta would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and Kineta’s investment would be lost if it cannot retain or reposition its sales and marketing personnel. Factors that may inhibit Kineta’s efforts to commercialize future products on its own include:

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

In the United States, engaging in the impermissible promotion of Kineta’s products, following approval, for off-label uses can also subject Kineta to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines and agreements with governmental authorities that materially restrict the manner in which Kineta promotes or distributes therapeutic products and conducts its business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid or other federal and state healthcare programs. If Kineta does not lawfully promote its approved products, if any, Kineta may become subject to such litigation and, if Kineta does not successfully defend against such actions, those actions may have a material adverse effect on Kineta’s business, financial condition, results of operations, stock price and prospects.

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

Kineta does not have the ability to conduct all aspects of its preclinical testing or clinical trials itself. As a result, Kineta is and expects to remain dependent on third parties to conduct its current and future preclinical studies and clinical trials. CROs that manage Kineta’s preclinical studies and clinical trials as well as clinical investigators, including in investigator-initiated clinical trials, and consultants play a significant role in the conduct of Kineta’s preclinical studies and clinical trials and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to Kineta’s development programs. Nevertheless, Kineta is responsible for ensuring that each of its preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements and scientific standards, and Kineta’s reliance on the CROs and other third parties does not relieve Kineta of its regulatory responsibilities. Kineta and its CROs are required to comply with Good Laboratory Practice (“GLP”) and GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA and comparable foreign regulatory authorities for all of Kineta’s product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If Kineta or any of its CROs or clinical trial sites, including clinical trial sites in investigator-initiated clinical trials, fail to comply with applicable GLP or GCP requirements, the data generated in Kineta’s preclinical studies and clinical trials may be deemed unreliable, and the FDA, EMA or comparable foreign regulatory authorities may require Kineta to perform additional preclinical or clinical trials before approving Kineta’s marketing applications. In addition, Kineta’s clinical trials must be conducted with products produced under cGMP regulations. Kineta’s failure to comply with these regulations may require Kineta to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Any disruption, such as a fire, natural hazards or vandalism at Kineta’s CMOs, or any impacts on Kineta’s CMOs due to pandemics or other public health crises, could significantly interrupt Kineta’s manufacturing capability. Kineta currently does not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, Kineta will have to establish alternative manufacturing sources. This would require substantial capital on Kineta’s part, which it may not be able to obtain on commercially acceptable terms or at all. Additionally, Kineta would likely experience months of manufacturing delays as Kineta builds facilities or locates alternative suppliers and seeks and obtains necessary regulatory approvals. If this occurs, Kineta will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for Kineta’s product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before Kineta can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in Kineta’s commercial supply. Further, business interruption insurance may not adequately compensate Kineta for any losses that may occur and Kineta would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing Kineta’s financial stability at risk.

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

If Kineta were to experience an unexpected loss of supply of or if any supplier were unable to meet Kineta’s clinical or commercial demand for any of Kineta’s product candidates, Kineta could experience delays in its planned clinical studies or commercialization. For example, the extent to which the COVID-19 pandemic may impact Kineta’s ability to procure sufficient supplies for the development of Kineta’s current and future product candidates, and the extent of such impacts will depend on future developments, including the severity and duration of any resurgence of COVID-19 and its variants. Kineta could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, Kineta’s suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay Kineta’s clinical trials and, for any product candidates that reach approval, the commercialization of Kineta’s products, which would materially adversely affect Kineta’s business, financial condition and results of operation.

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

Risks Related to Kineta’s Industry and Business Operations

Public health crises, including the COVID-19 pandemic, could have a material adverse impact on Kineta’s business, financial condition and results of operations, including through disruption to Kineta’s planned clinical trials, supply chains, business operations and commercialization efforts, or through delay in the FDA’s approval of Kineta’s product candidates.

The COVID-19 pandemic and government measures taken in response to the pandemic in the past have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which COVID-19 impacts Kineta’s business and operating results will depend on future developments, including the severity and duration of any resurgence of COVID-19 and its variants. For example, ineffective or uncoordinated vaccine deployment in the future or other responses to COVID-19, the emergence of more virulent or infectious variants of the virus or limitations on vaccine availability could risk increasing the duration and severity of the pandemic, which could have various negative impacts on Kineta’s business, the extent of which Kineta cannot fully predict.

If there is a resurgence of COVID-19 or its variants, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for Kineta’s planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and Kineta may be unable to conduct its planned clinical trials. Any delays to Kineta’s planned clinical trials for its current product candidates and any future clinical trials as a result of a resurgence of COVID-19 or its variants could impact the use and sufficiency of Kineta’s existing cash reserves, and Kineta may be required to raise additional capital earlier than it had previously planned. Kineta may be unable to raise additional capital if and when needed, which may result in further delays or suspension of Kineta’s development plans.

Further, as a result of a resurgence of COVID-19 or its variants, Kineta may be required in the future to develop and implement additional clinical trial policies and procedures based on new guidance and regulatory requirements promulgated by the FDA or other regulatory authorities.

Kineta currently utilizes third parties to, among other things, manufacture raw materials and Kineta’s product candidates, components, parts and consumables, and to perform quality control and testing. If either Kineta or any third-party in the supply chain for materials used in the production of Kineta’s product candidates are adversely impacted by restrictions resulting from a resurgence of COVID-19 or its variants, Kineta’s supply chain may be disrupted, limiting Kineta’s ability to manufacture product candidates for its clinical trials.

The ultimate impact of the COVID-19 pandemic, or any other health epidemic, will depend on future developments that cannot be predicted with confidence. Kineta cannot be certain what the overall impact of a resurgence of COVID-19 or its variants or future pandemics or other health crises will be on its business.

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

Disruptions at the FDA and other agencies such as the EMA following its post-Brexit relocation and resulting staff changes may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect Kineta’s business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process Kineta’s regulatory submissions, which could have a material adverse effect on Kineta’s business. Further, in Kineta’s operations as a public company, future government shutdowns could impact Kineta’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue Kineta’s operations.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process Kineta’s regulatory submissions, which could have a material adverse effect on Kineta’s business.

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

As of December 31, 2023, Kineta had 11 full-time employees. As Kineta’s development progresses, Kineta expects to experience growth in the number of its employees and the scope of its operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of Kineta’s product candidates receives marketing approval, sales, marketing and distribution. To manage Kineta’s anticipated future growth, Kineta must continue to implement and improve its managerial, operational and financial systems, expand its facilities and continue to recruit and train additional qualified personnel. Due to Kineta’s limited financial resources and the limited experience of Kineta’s management team in managing a company with such anticipated growth, Kineta may not be able to effectively manage the expansion of its operations or recruit and train additional qualified personnel. The expansion of Kineta’s operations may lead to significant costs and may divert its management and business development resources. Any inability to manage growth could delay the execution of Kineta’s business plans or disrupt Kineta’s operations.

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

The key competitive factors affecting the success of all of Kineta’s programs are likely to be efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. If Kineta is not successful in developing, commercializing and achieving higher levels of reimbursement than its competitors, Kineta will not be able to compete against them and Kineta’s business would be materially harmed.

Kineta has net operating losses (“NOL”) to be carried forward, which may become devalued if Kineta does not generate sufficient future taxable income, applicable corporate tax rates are reduced or if Kineta experiences an ownership change.

Kineta’s total gross deferred tax assets as of December 31, 2023 were $174.8 million. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. Kineta has provided a valuation allowance of $174.6 million on its net deferred tax assets as of December 31, 2023. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of Kineta’s deferred tax assets would decrease. Moreover, Kineta’s ability to use its NOL and other deferred tax assets to offset future taxable income may be limited if Kineta experiences an ownership change. Kineta may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which are outside Kineta’s control.

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

Healthcare providers and others play a primary role in the recommendation and prescription of any products for which Kineta obtains marketing approval. Although Kineta does not currently have any products on the market, Kineta’s operations and current and future arrangements with investigators, healthcare professionals, customers and third-party payors may be subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws may impact, among other things, Kineta’s current business operations, including its clinical research activities and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which Kineta may market, sell and distribute its products for which Kineta obtains marketing approval. In addition, Kineta may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which Kineta conducts its business. The laws that may affect Kineta’s ability to operate include:

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2023, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

In the EEA, Kineta is subject to the EU General Data Protection Regulation (the “EU GDPR”), which took effect in May 2018. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data, and grants individuals various data protection rights (e.g., the right to erasure of personal data). The EU GDPR imposes a number of obligations on companies, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; and (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the EU (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (the “SCCs”), including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission subsequently issued new SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board and which are in turn relatively more onerous. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. Relatedly, following the United Kingdom’s withdrawal from the EU (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to the greater of £17.5 million or 4% of global turnover.

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

Obtaining and enforcing patents is expensive and time-consuming, and Kineta may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on Kineta’s patent applications, at a reasonable cost or in a timely manner, including delays as a result of pandemics or other health crises impacting Kineta’s or its licensors’ operations. It is also possible that Kineta will fail to identify patentable aspects of Kineta’s research and development results before it is too late to obtain patent protection. Although Kineta enters into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of Kineta’s research and development output, such as Kineta’s employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing Kineta’s ability to seek patent protection.

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

Kineta employs and may employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including Kineta’s competitors or potential competitors. Although Kineta tries to ensure that its employees, consultants and advisors do not use the proprietary information or know-how of others in their work for Kineta, Kineta may be subject to claims that it or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of Kineta’s employees’ former employers or other third parties. Kineta may also be subject to claims that former employers or other third parties have an ownership interest in Kineta’s future patents. Litigation may be necessary to defend against these claims. If Kineta fails in defending any such claims, in addition to paying monetary damages, Kineta may lose valuable intellectual property rights or personnel. There is no guarantee of success in defending these claims, and even if Kineta is successful, litigation could result in substantial cost and be a distraction to Kineta’s management and other employees.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse, including due to the effect of a pandemic or other public health crises on Kineta or its patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If Kineta fails to maintain the patents and patent applications covering its product candidates, Kineta’s competitive position would be adversely affected.

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

As a public company, Kineta operates in an increasingly demanding regulatory environment, which requires Kineta to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for Kineta to produce reliable financial reports and are important to help prevent financial fraud. Kineta performed testing of its internal controls over financial reporting for the year ended December 31, 2023, as required by Section 404 of the Sarbanes-Oxley Act. Management determined that as of December 31, 2023, Kineta’s internal controls over financial reporting were effective. However, due to the identification of a material weakness during quarterly review for the six months ended June 30, 3023 and for the audit for the year ended December 31, 2023, Kineta is not able to conclude that its internal controls over financial reporting was effective during the full year ended December 31, 2023. Further, in connection with the audit of Kineta’s financial statements for the years ended December 31, 2022 and 2021, Kineta and its independent registered public accounting firm identified material weaknesses in Kineta’s internal control over financial reporting.

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

Geopolitical developments, such as the Russian invasion of Ukraine, the conflict in Israel and the Gaza Strip or deterioration in the bilateral relationship between the United States and China, may impact government spending, international trade and market stability, and cause weaker macro-economic conditions. The impact of these developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, which in turn could adversely impact Kineta’s operations and weaken its financial results. Certain political developments may also lead to uncertainty to regulations and rules that may materially affect Kineta’s business.

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

On June 27, 2023, Kineta received written notice from the Listing Qualifications Department of Nasdaq stating that Kineta was not in compliance with Nasdaq Listing Rule 5550(b)(2) because Kineta did not maintain a minimum Market Value of Listed Securities of at least $35 million for the last 30 consecutive business days. On August 15, 2023, Kineta received written notice from the Listing Qualifications Department of Nasdaq notifying Kineta that, based on its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, Kineta had regained compliance with the alternative standard under Nasdaq Listing Rule 5550(b)(1).

If in the future Kineta fails to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the market value standard or the minimum closing bid price requirement, Nasdaq may take steps to delist its common stock. Such a delisting would likely have a negative effect on the price of Kineta’s common stock and would impair Kineta’s stockholders’ ability to sell or purchase its common stock when they wish to do so. Delisting of Kineta’s common stock could depress Kineta’s stock price, substantially limit liquidity of Kineta’s common stock and materially adversely affect Kineta’s ability to raise capital on terms acceptable to Kineta, or at all. Further, delisting of the common stock would likely result in the common stock becoming a “penny stock” under the Exchange Act. In the event of non-compliance with the continued listing requirements or the delisting of Kineta’s common stock, Kineta can provide no assurance that any action taken by Kineta to restore compliance with listing requirements would allow its common stock to become listed again, stabilize the market price or improve the liquidity of its common stock, prevent its common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process, appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. As part of this process, and our processes to provide for the availability of critical data and systems, maintain regulatory compliance, identify and manage our risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we undertake the below listed activities, among others:

•
closely monitor emerging data protection laws and implement changes to our processes designed to comply;
•
undertake regular reviews of our consumer facing policies and statements related to cybersecurity;
•
proactively inform our customers of substantive changes related to customer data handling;
•
conduct annual customer data handling and use requirements training for all our employees;
•
conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•
conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•
through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•
conduct regular network monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K);
•
carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and
•
conduct annual training with all employees on our security standards and requirements.

In the event of a cybersecurity incident, we will coordinate with our third-party cybersecurity advisor to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

As part of the above processes, we regularly engage with assessors, consultants, auditors, and other third parties, including by regularly having a third party review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

Our internal processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. We determine an overall risk assessment of potential cybersecurity issues with our third-party suppliers. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. Additionally, if appropriate, we require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.

Our audit committee is responsible for the oversight of risks from cybersecurity threats. At least annually, the audit committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the audit committee generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging material cybersecurity threat risks, and describing the Company’s ability to mitigate those risks, and discusses such matters with certain members of management, which include our CFO and President. Members of the audit committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our President. Such individual completed a certificate program with Stanford University on Foundations of Information Security in the first quarter of 2024. In addition, he has over 20 years of executive responsibility for managing public company IT operations, including managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and deployment of internal training and company technology standards. This member of management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

As discussed above, this member of management reports to the audit committee about cybersecurity threat risks, among other cybersecurity related matters.

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

Item 3. Legal Proceedings.

On March 20, 2024, Kineta filed a complaint in the Court of Chancery of the State of Delaware against Growth & Value Development Inc. (“GVDI”), alleging breach of contract in connection with GVDI’s recent repudiation of its obligation to provide a substantial tranche of funding for Kineta as required under the Securities Purchase Agreement. The complaint provides that Kineta will seek specific performance of GVDI’s obligations under the Securities Purchase Agreement and damages equal to the amount of the unpaid funding and any damages resulting from GVDI’s breach.

Except as disclosed in the preceding paragraph, Kineta is currently not a party to any other material legal proceedings. From time to time, however, Kineta may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, Kineta currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on Kineta’s business. Regardless of the outcome, litigation can have an adverse impact on Kineta because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Our Common Stock

As of March 18, 2024, there were 270 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, we entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of our common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024. However, in February 2024, certain investors indicated they will not be able to consummate the second closing of the Private Placement.

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

Overview

On February 29, 2024, we announced that we had completed a review of our business, including the status of our programs, resources and capabilities. Following this review, we determined that we would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring included a reduction in our workforce by approximately 64% and the termination of enrollment of new patients in our ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. We have made this decision, in part, because certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement (as defined below).

Due to the fact that we are unable to consummate the Private Placement, management and the Board has determined that it was in the best interests of the stockholders to seek a strategic alternative so that we could continue to operate. If the strategic process is unsuccessful, the Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

The Company cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. In the event of liquidation, bankruptcy or other wind-down event, holders of our securities will likely suffer a total loss of their investment. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

We are a clinical-stage biotechnology company with a mission to develop next-generation immunotherapies that transform patients’ lives. We have leveraged our expertise in innate immunity and are focused on discovering and developing potentially differentiated immunotherapies that address the mechanisms of cancer immune resistance:

•
Immunosuppression;
•
Exhausted T cells; and
•
Poor tumor immunogenicity

Our pipeline of next-generation immunotherapies includes (i) KVA12123, a monoclonal antibody (“mAb”) immunotherapy targeting VISTA (V-domain Ig suppressor of T cell activation) and (ii) an anti-CD27 agonist mAb immunotherapy. These novel immunotherapies have the potential to address disease areas with unmet medical needs and significant commercial potential.

KVA12123 is a VISTA blocking immunotherapy in development as an intravenous infusion dosed every two weeks. We dosed the first patient in a Phase 1/2 clinical trial of KVA12123 in the United States in April 2023. The ongoing Phase 1/2 clinical study is designed to evaluate KVA12123 as a monotherapy and in combination with the immune checkpoint inhibitor pembrolizumab in patients with advanced solid tumors. Initial monotherapy safety, pharmacokinetic and biomarker data were presented at the Society for Immunotherapy of Cancer’s (SITC) annual meeting in November 2023. KVA12123 was designed to be a differentiated VISTA blocking immunotherapy to address the problem of immunosuppression in the TME. It is a fully human engineered IgG1 monoclonal antibody that binds to VISTA through a unique epitope and across neutral and acidic pHs. KVA12123 may be an effective immunotherapy for many types of cancer, including non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), ovarian cancer (“OC”), renal cell carcinoma (“RCC”) and head and neck squamous cell carcinoma (“HNSCC”). These indications represent a significant unmet medical need with a large worldwide commercial opportunity for KVA12123.

We are also developing an anti-CD27 agonist mAb immunotherapy to address the problem of exhausted T cells. The nominated lead candidate is a fully human mAb that demonstrates nanomolar (“nM”) binding affinity to CD27 in humans. In preclinical studies, our lead anti-CD27 candidate demonstrated antitumor efficacy as a single agent and in combination with other immunotherapies in multiple solid and hematological preclinical tumor models. CD27 is a clinically validated target that may be an effective immunotherapy for advanced solid tumors including RCC, CRC and OC. We continue to conduct preclinical studies to optimize its lead anti-CD27 agonist mAb clinical candidate and to evaluate it in combination with other checkpoint inhibitors.

According to Market Data Forecast, the immuno-oncology market generated sales of approximately $111 billion in 2023 and is forecast to reach $201 billion in 2028. If we successfully complete the clinical trial program for KVA12123 and if we subsequently obtain regulatory approval for KVA12123, we will focus on initial target indications in NSCLC, CRC and OC. Initially the clinical development of KVA12123 will be as a second-line therapy in these indications. These three cancer therapy segments represent a forecasted $48 billion market opportunity in 2027 according to GlobalData.

We are a leader in the field of innate immunity and are focused on developing potentially differentiated immunotherapies. With KVA12123 in clinical development and the lead anti-CD27 agonist mAb in preclinical development, we believe we are positioned to achieve multiple value-driving catalysts. We have assembled an experienced management team, a seasoned research and clinical team, an immuno-oncology focused scientific advisory board, and a leading intellectual property position to advance our pipeline of potential novel immunotherapies for cancer patients.

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $14.1 million for the year ended December 31, 2023 and $63.5 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $165.8 million.

We expect to incur significant expenses and continued operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to advance our pipeline of clinical-stage product candidates. In addition, operating as a publicly-traded company will involve the incurrence of substantial other costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

From inception to December 31, 2023, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of December 31, 2023, we had cash of $5.8 million, and there is substantial doubt about our ability to continue as a going concern. For more information, see the risk factor in Item 1A. of this Annual Report on Form 10-K entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, we entered into a financing agreement (such financing agreement, as amended, the “Securities Purchase Agreement”), with certain investors to sell shares of our common stock to such investors in a private placement (the “Private Placement”). We and the investors entered into an amendment to the Securities Purchase Agreement on October 13, 2023 to, among other things, extend the date of the second closing from October 31, 2023 to April 15, 2024.

The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024. However, in February 2024, certain investors indicated they will not be able to consummate the second closing of the Private Placement. The Company has the ability to unilaterally terminate the Securities Purchase Agreement until the date of the second closing.

License Agreement with Genentech

On December 27, 2022, we, through our subsidiary KCP, received written notice from Genentech, Inc. (“Genentech”) of its termination of the Exclusive Option and License Agreement entered into by and between KCP and Genentech dated April 11, 2018, as amended on November 27, 2019 and October 1, 2020 (as amended, the “Genentech KCP506 License Agreement”). Pursuant to the Genentech KCP506 License Agreement, KCP out-licensed certain intellectual property rights to Genentech for KCP’s KCP506 program. KCP506 is an α9α10 nicotinic acetylcholine receptor antagonist developed by KCP for the treatment of neuropathic pain and neurogenic inflammation. The termination of the Genentech KCP506 License Agreement does not affect the development of any of our core oncology products, and no revenue or expenses from the Genentech KCP506 License Agreement were expected for the years ending December 31, 2023 or 2024. We intend to evaluate strategic alternatives for the development of this program.

COVID-19

While we continue to monitor the impact of the COVID-19 pandemic on our business, the extent of the impact of the pandemic on our business, operations and clinical development timelines and plans will depend on future developments, including the severity and duration of any resurgence of COVID-19 and its variants. Clinical trial sites in many countries, including those in which we operate, in the past have incurred delays due to COVID-19. Certain of the sites in the KCP-506 Phase 1 clinical trial incurred delays due to COVID-19 that resulted in a delay in the results from that study.

The COVID-19 pandemic in the past has caused significant disruptions in the financial markets, and in the future may cause such disruptions, which could impact our ability to raise additional funds to support our operations.

Geopolitical Developments

Geopolitical developments, such as the Russian invasion of Ukraine, the conflict in Israel and the Gaza Strip or deterioration in the bilateral relationship between the United States and China, may impact government spending, international trade and market stability, and cause weaker macro-economic conditions. The impact of these developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Certain political developments may also lead to uncertainty to regulations and rules that may materially affect our business.

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

On April 19, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement (the “ATM Prospectus Supplement”) related to our common stock issuable pursuant to the New Sales Agreement. We will not make any sales of our securities pursuant to the New Sales Agreement, unless and until a new prospectus supplement is filed. Other than the termination and suspension of the ATM Prospectus Supplement, the New Sales Agreement remains in full force and effect.

We sold 30,905 shares of common stock under the Prior Sales Agreement during the twelve months ended December 31, 2022 for aggregate net proceeds to the Company of approximately $0.4 million.

During the year ended December 31, 2023, we sold 126,503 shares of our common stock to individual investors under the New Sales Agreement and received net proceeds of $600,000 in connection with the ATM equity offering program.

Registered Direct Offerings

April 2023

On April 20, 2023, we entered into a Securities Purchase Agreement (the “April 2023 Purchase Agreement”) with an institutional investor (the “April 2023 Investor”), pursuant to which we issued and sold, in a registered direct offering priced at-the-market under the rules of Nasdaq (such offering, the “April 2023 Registered Offering”), (i) an aggregate of 948,000 shares of our common stock, at a purchase price of $4.21 per share and (ii) pre-funded warrants exercisable for up to 477,179 shares of our common stock (the “April 2023 Pre-Funded Warrants”) to the April 2023 Investor at a purchase price of $4.209 per April 2023 Pre-Funded Warrant, for aggregate gross proceeds from the April 2023 Registered Offering (as defined below) of approximately $6.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

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

Nasdaq Compliance

On June 27, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(2) because the Company did not maintain a minimum Market Value of Listed Securities of at least $35 million for the last 30 consecutive business days.

On August 15, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, based on its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company had regained compliance with the alternative standard under Nasdaq Listing Rule 5550(b)(1). Nasdaq considers the matter closed.

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

Grant Revenues

Under our grant arrangements with government-sponsored and charitable organizations, we receive payment for providing research and development services. Revenue associated with grant arrangements is based on a cost-based reimbursement model that recognizes revenue over time as we perform work under the grants and incur qualifying research and development costs. We do not have any active grant agreements and do not expect any grant revenue for the foreseeable future.

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

Other (Expense) Income

Interest Income

Interest income consists of interest earned on short-term money market accounts.

Interest Expense

Interest expense consists of interest charged on outstanding invoices and outstanding borrowings associated with our debt arrangements primarily consisting of borrowings under several notes payable agreements.

Change in Fair Value Measurement of Rights from Private Placement

Change in fair value of other asset relates to the remeasurement of the rights from the Private Placement that we determined was a derivative, which requires the asset to be accounted for at fair value. Until settlement, this other asset is remeasured at fair value at each reporting period with the changes in fair value recorded in the statement of operations.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable relates to the remeasurement of the notes payable that we elected to account for under the fair value option. Until settlement, these notes payable are remeasured at fair value at each reporting period with the changes in fair value recorded through the statement of operations.

Gain on Extinguishments of Debt, Net

Gain on extinguishments of debt, net consists of the gain upon settlement of our notes payable.

Other (Expense) Income, Net

Other (expense) income, net consists of items that are of a non-recurring nature and primarily relate to items that are immaterial.

Net (Loss) Income Attributable to Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest reflects investors’ share of net (loss) income in our majority owned subsidiary.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Years Ended December 31,
	2023	2022	Change
	(in thousands)
Revenues:
Licensing revenues	$5,000	$1,041	$3,959
Collaboration revenues	442	—	442
Grant revenues	—	912	(912)
Total revenues	5,442	1,953	3,489
Operating expenses:
Research and development	9,023	15,928	(6,905)
General and administrative	12,142	8,696	3,446
In-process research and development	—	18,860	(18,860)
Total operating expenses	21,165	43,484	(22,319)
Loss from operations	(15,723)	(41,531)	25,808
Other (expense) income:
Interest income	325	9	316
Interest expense	(337)	(3,737)	3,400
Change in fair value of rights from Private Placement	1,582	—	1,582
Change in fair value of measurement of notes payable	(22)	(15,280)	15,258
Warrant expense	—	(3,309)	3,309
Gain on extinguishments of debt expense	—	341	(341)
Other income (expense), net	99	54	45
Total other (expense) income, net	1,647	(21,922)	23,569
Net loss	(14,076)	(63,453)	49,377
Net income (loss) attributable to noncontrolling interest	23	(45)	68
Net loss attributable to Kineta, Inc.	$(14,099)	$(63,408)	$49,309

Revenues

Licensing Revenues

Licensing revenues were $5.0 million for the year ended December 31, 2023 and $1.0 million for the year ended December 31, 2022. The licensing revenues in 2023 were due to the achievement of a development milestone pursuant to the Merck Neuromuscular License Agreement and the licensing revenues in 2022 were due to research and development services from the Genentech KCP506 License Agreement, which was terminated in December 2022. Under the Merck Neuromuscular License Agreement, we are eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. We do not expect to earn any revenue from this license in 2024 or 2025.

Collaboration Revenues

Collaboration revenues were $442,000 for the year ended December 31, 2023 and zero for the year ended December 31, 2022 as a result of research services provided under the Merck Neuromuscular License Agreement pursuant to which the Company became a successor in interest in connection with the Merger. Upon completion of the Merger, we had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. As of December 31, 2023, we have completed the project services and had zero in deferred revenue under the Merck Neuromuscular License Agreement. We do not expect to earn any revenue from this license in 2024 or 2025.

Grant Revenues

Grant revenues were zero for the year ended December 31, 2023 and $912,000 for the year ended December 31, 2022. The grant revenues in 2022 were due to services provided under a grant that was concluded in December 2022. We do not expect to earn any grant revenues in 2024.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Years Ended December 31,
	2023	2022	Change
	(in thousands)
Direct external program expenses:
KVA12123 program	$6,157	$7,567	$(1,410)
ALS target program	307	—	307
CD27 program	279	583	(304)
KCP-506 program	39	344	(305)
Other programs	—	402	(402)
Internal and unallocated expenses:
Personnel-related costs	1,636	5,907	(4,271)
Facilities and related costs	428	851	(423)
Other costs	177	274	(97)
Total research and development expenses	$9,023	$15,928	$(6,905)

Research and development expenses were $9.0 million for the year ended December 31, 2023 and $15.9 million for the year ended December 31, 2022 and decreased by $6.9 million, or 43%. The decrease in direct external program expenses of $2.1 million was primarily due to lower activities for KVA12123 as we began securing clinical trial sites in advance of enrolling the first patient in a Phase 1/2 clinical trial of KVA12123, which occurred in April 2023. We also incurred lower costs for CD27, KCP-506 and other programs as we prioritized efforts on KVA12123, our lead product candidate. These decreases in direct external program expenses were partially offset by ALS program expenses incurred to complete project services under the Merck Neuromuscular License Agreement. Subject to receiving adequate funding, we expect our direct external program expenses to increase during the next few years as we advance our clinical trials of KVA12123. The decrease in our internal and unallocated research and development expenses of $4.8 million was primarily due to lower personnel costs as a result of reducing research and development staff in December 2022 as we transitioned to clinical trials.

General and Administrative Expenses

General and administrative expenses were $12.1 million for the year ended December 31, 2023 and $8.7 million for the year ended December 31, 2022 and increased by $3.4 million, or 40%. The increase was primarily due to an increase in personnel costs of $2.3 million and insurance and other administrative expenses of $1.1 million. Personnel costs increased due to higher salaries and benefits of $1.2 million from increased headcount to support public company responsibilities and higher stock-based compensation of $1.0 million, which increased due to options granted during 2023. Insurance and other administrative expenses increased primarily due to public company directors and officers insurance premiums of $601,000 and board fees of $270,000.

In-process research and development expenses

In-process research and development expenses was $18.9 million for the year ended December 31, 2022 in connection with the Merger. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statements of operations for the year ended December 31, 2022.

Interest Income

Interest income was $325,000 for the year ended December 31, 2023 and $9,000 for the year ended December 31, 2022 and increased by $316,000. Interest income increased due to higher balances in interest-bearing accounts in 2023 and higher interest rates.

Interest Expense

Interest expense was $337,000 for the year ended December 31, 2023 and $3.7 million for the year ended December 31, 2022. Interest expense decreased due to a significantly lower balance of notes in 2023 as the majority of notes were converted to equity in December 2022.

Change in Fair Value Measurement of Private Placement

Change in fair value of Private Placement was a gain of $1.6 million for the year ended December 31, 2023 and relates to the remeasurement of the rights from the Private Placement that we determined was a derivative, which requires the asset to be accounted for at fair value. We determined the rights from Private Placement to be a derivative asset when we added a minimum purchase price of $3.18 upon an amendment in 2023. There was no change in fair value of the rights from Private Placement during 2022.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable was a loss of $22,000 for the year ended December 31, 2023 and a loss of $15.3 million for the year ended December 31, 2022. The decrease in 2023 resulted as the majority of notes were converted to equity in December 2022.

Warrant Expense

Warrant expense was zero for the year ended December 31, 2023 and $3.3 million for the year ended December 31, 2022. Warrant expense in 2022 represents the fair value of warrants issued to current debt holders that converted their debt to equity in 2022.

Gain on Extinguishments of Debt

Gain on extinguishment of debt was zero for the year ended December 31, 2023 and $341,000 for the year ended December 31, 2022. There have been no settlement of notes payable during year ended December 31, 2023 as the majority of notes were converted to equity in December 2022. In 2022, the gains resulted primarily from the settlements of notes payable accounted for under the fair value election.

Going Concern and Capital Resources

Exploring Strategic Alternatives

We require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our product candidates. We are exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. If a strategic process is unsuccessful, the Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

Since our inception through December 31, 2023, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront payments from our license agreements. As of December 31, 2023, we had $5.8 million in cash and an accumulated deficit of $165.8 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

In December 2022, we received net cash of $7.8 million upon the close of the Merger and net proceeds of $7.4 million from the Private Placement. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024. However, in February 2024, certain investors indicated they will not be able to consummate the second closing of the Private Placement.

During the year ended December 31, 2023, we sold 126,503 shares of our common stock to individual investors under the New Sales Agreement and received net proceeds of $600,000 in connection with the ATM equity offering program.

During the year ended December 31, 2023, we sold 1,058,000 shares of our common stock and issued pre-funded warrants exercisable for up to 1,257,387 shares of our common stock in the April 2023 Registered Offering and October 2023 Registered Offering and received net proceeds of $8.0 million.

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

As of December 31, 2023, we had cash of $5.8 million, and there is substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.

We are exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action.

We may seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources that may be identified through our strategic process. However, there can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. These factors raise substantial doubt about our ability to continue as a going concern.

We do not currently have any commitments for future funding or additional capital other than the Private Placement. However, as noted above, certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement. As such, we have paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If we are unable to complete a strategic transaction or raise additional capital in sufficient amounts, we will not be able to continue our business and we may need to file for bankruptcy protection.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,209)	$(19,029)
Investing activities	331	9,270
Financing activities	8,468	11,808
Net change in cash and cash equivalents	$(7,410)	$2,049

Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $16.2 million, consisting of a net loss of $14.1 million, a change in other net operating assets and liabilities of $5.3 million, partially offset by noncash charges of $3.1 million. Our change in net operating assets and liabilities primarily resulted from a $4.3 million decrease in accounts payable and accrued expenses as we paid down Merger-related costs owed as of December 31, 2022, a $843,000 decrease in operating lease liability and a $442,000 decrease in deferred revenue due to completion of research and development services provided by us related to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, partially offset by a $338,000 decrease in prepaid expenses. The noncash charges primarily consisted of $3.9 million in stock-based compensation and $739,000 noncash operating lease expense, partially offset by a $1.6 million gain on change in fair value of rights from the Private Placement.

Cash used in operating activities for the year ended December 31, 2022 was $19.0 million, consisting of a net loss of $63.5 million, partially offset by $18.9 million in-process research and development expenses acquired from the Merger, a change in other net operating assets and liabilities of $0.3 million and noncash charges of $25.8 million. Our change in net operating assets and liabilities primarily resulted from a $1.7 million increase in accounts payable and accrued expenses and other current liabilities mainly due to increased costs associated with our KVA12123 program and the Merger as well as the timing of payments, partially offset by a $108,000 increase in prepaid expenses, a $737,000 decrease in operating lease liability and a $1.0 million decrease in deferred revenue mainly due to completion of research and development services provided by us related to the Phase 1 clinical trial under the Genentech KCP506 License Agreement. The noncash charges primarily consisted of $15.3 million in change in fair value measurement of notes payable, $5.2 million in stock-based compensation, $3.3 million in warrant expense for warrants issued to current debt holders that converted their debt to equity in 2022, $1.6 million expense related to convertible notes payable that were converted to equity in connection with the Merger and $661,000 noncash operating lease expense, partially offset by a $341,000 gain on debt extinguishment driven by our settlement of notes payable accounted for under the fair value election.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 was $331,000 from proceeds from sales of property and equipment,

Cash provided by investing activities for the year ended December 31, 2022 was $9.3 million, consisting primarily of cash acquired in connection with the Merger.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $8.5 million, primarily related to $8.0 million in net proceeds from the Private Placement and $600,000 in proceeds from the issuance of our common stock, partially offset by $123,000 in repayments of finance lease obligations.

Cash provided by financing activities for the year ended December 31, 2022 was $11.8 million, primarily related to $7.4 million in net proceeds from the Private Placement, $6.7 million in proceeds from the issuance of notes payable and $1.6 million in proceeds from the issuance of our common stock, partially offset by $4.0 million in repayments of notes payable.

Debt Obligations

Notes Payable

As of December 31, 2023, we had outstanding notes payable in an aggregate principal amount of $779,000 at interest rates that range from 3.75% to 6%, of which $629,000 matures within the next 12 months. The principal amount of each note payable is due at a specified periodic repayment date and/or at maturity, with such dates ranging from June 2024 to on or after September 2050.

See Note 6 to our consolidated financial statements included in this Annual Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirement greater than 12 months are related to other contractual obligations and commitments related to license agreements.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of December 31, 2023, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We lease office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expires in July 2024. As of December 31, 2023, undiscounted future minimum lease payments of $549,000 remain pursuant to the lease agreement.

We have entered into an engagement letter with an investment bank whereby we may be obligated to pay certain fees for financings and investment related transaction costs.

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

Collaboration Revenues

We recognize collaboration revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete.

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

Change in Fair Value of Rights from Private Placement

We determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for at fair value. Until settlement, the rights from Private Placement are remeasured at fair value at each reporting period with the changes in fair value recorded in other income (expense) in the Statement of Operations. The fair value was determined using a Monte Carlo simulation based on the contractual funding date at the measurement date, minimum contractual purchase price of $3.18 and historical stock prices. We make significant judgments and estimates in determining the significant unobservable inputs used in the fair value measurement for volatility, risk-free interest rates and funding probability.

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

Expected Volatility – As we have only been a publicly-traded company for one year, the expected volatility is estimated based on the average volatility for a group of comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar industry, size, or stage in the product development life cycle and financial leverage.

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

Stock-based compensation was $3.9 million for the year ended December 31, 2023 and $5.2 million for the year ended December 31, 2022. As of December 31, 2023, we had $2.9 million of total unrecognized stock-based compensation related to stock options and RSUs, which we expect to recognize over a weighted-average period of 1.8 years.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kineta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kineta, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 21, 2024

We have served as the Company’s auditor since 2022.

KINETA, INC.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash	$5,783	$13,143
Restricted cash	75	—
Prepaid expenses and other current assets	119	457
Total current assets	5,977	13,600
Property and equipment, net	—	249
Operating right-of-use asset	472	1,211
Rights from Private Placement	3,832	2,250
Restricted cash	—	125
Total assets	$10,281	$17,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,694	$6,635
Accrued expenses and other current liabilities	2,211	3,527
Deferred revenue	—	442
Notes payable, current portion	620	—
Operating lease liability, current portion	547	843
Finance lease liabilities, current portion	—	40
Total current liabilities	7,072	11,487
Notes payable, net of current portion	150	748
Operating lease liability, net of current portion	—	547
Finance lease liabilities, net of current portion	—	83
Total liabilities	7,222	12,865
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000 shares authorized as of December 31, 2023 and December 31, 2022; 10,397 and 8,318 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	10	8
Additional paid-in capital	168,669	156,106
Accumulated deficit	(165,789)	(151,690)
Total stockholders’ equity attributable to Kineta, Inc.	2,890	4,424
Noncontrolling interest	169	146
Total stockholders’ equity	3,059	4,570
Total liabilities and stockholders’ equity	$10,281	$17,435

See the accompanying notes to the consolidated financial statements.

KINETA, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Revenues:
Licensing revenues	$5,000	$1,041
Collaboration revenues	442	—
Grant revenues	—	912
Total revenues	5,442	1,953
Operating expenses:
Research and development	9,023	15,928
General and administrative	12,142	8,696
In-process research and development	—	18,860
Total operating expenses	21,165	43,484
Loss from operations	(15,723)	(41,531)
Other (expense) income:
Interest income	325	9
Interest expense (with related parties $0 for the year ended December 31, 2023 and $1,659 for the year ended December 31, 2022)	(337)	(3,737)
Change in fair value of rights from Private Placement	1,582	—
Change in fair value measurement of notes payable	(22)	(15,280)
Warrant expense	—	(3,309)
Gain on extinguishments of debt, net	—	341
Other income, net	99	54
Total other (expense) income, net	1,647	(21,922)
Net loss	$(14,076)	$(63,453)
Net (loss) income attributable to noncontrolling interest	23	(45)
Net loss attributable to Kineta, Inc.	$(14,099)	$(63,408)
Net loss per share, basic and diluted	$(1.28)	$(12.87)
Weighted-average shares outstanding, basic and diluted	11,054	4,926

See the accompanying notes to the consolidated financial statements.

KINETA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Equity (Deficit) Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of December 31, 2021	4,656	$5	$76,137	$(88,282)	$(12,140)	$191	$(11,949)
Issuance of common stock upon extinguishment of notes payable and accrued interest	1,338	1	37,518	—	37,519	—	37,519
Issuance of common stock in connection with the Merger	1,553	1	20,550	—	20,551	—	20,551
Issuance of common stock in connection with Private Placement, net of transaction costs	649	1	7,406	—	7,407	—	7,407
Issuance of warrants to existing stockholders	—	—	3,309	—	3,309	—	3,309
Rights from Private Placement	—	—	2,250	—	2,250	—	2,250
Issuance of warrants in connection with convertible debt amendments	—	—	1,639	—	1,639	—	1,639
Issuance of common stock	58	—	1,581	—	1,581	—	1,581
Note conversion discount	—	—	414	—	414	—	414
Issuance of common stock upon exercise of warrants	53	—	71	—	71	—	71
Issuance of warrants for services	—	—	62	—	62	—	62
Issuance of common stock upon cashless exercise of stock options	11	—	—	—	—	—	—
Stock-based compensation	—	—	5,169	—	5,169	—	5,169
Net loss	—	—	—	(63,408)	(63,408)	(45)	(63,453)
Balance as of December 31, 2022	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock and pre-funded warrants	1,185	2	8,559	—	8,561	—	8,561
Issuance of common stock for services	63	—	189	—	189	—	189
Issuance of common stock upon exercise of warrants	696	—	30	—	30	—	30
Issuance of common stock upon vesting of RSUs	135	—	(69)	—	(69)	—	(69)
Stock-based compensation	—	—	3,854	—	3,854	—	3,854
Net loss	—	—	—	(14,099)	(14,099)	23	(14,076)
Balance as of December 31, 2023	10,397	$10	$168,669	$(165,789)	$2,890	$169	$3,059

See the accompanying notes to the consolidated financial statements.

KINETA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(14,076)	$(63,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in process research and development	—	18,860
Change in fair value of rights from Private Placement	(1,582)	—
Change in fair value of notes payable	22	15,280
Non-cash stock-based compensation	3,854	5,169
Warrant expense	—	3,309
Issuance of warrants in connection with convertible debt amendments	—	1,639
Non-cash operating lease expense	739	661
Depreciation and amortization	9	73
Common stock issued for services	189	62
Gain on extinguishments of debt, net	—	(341)
Gain on disposal of asset	(91)	(62)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	338	(108)
Accounts payable	(2,941)	(34)
Accrued expenses and other current liabilities	(1,385)	1,694
Operating lease liability	(843)	(737)
Deferred revenue	(442)	(1,041)
Net cash used in operating activities	(16,209)	(19,029)
Investing activities:
Cash acquired in connection with reverse merger	—	9,276
Purchases of property and equipment	—	(71)
Proceeds from sale of property and equipment	331	65
Net cash provided by investing activities	331	9,270
Financing activities:
Proceeds from private placement	—	7,407
Proceeds from notes payable	—	6,746
Proceeds from issuance of common stock and pre-funded warrants	8,561	1,581
Proceeds from exercise of warrants	30	71
Repayments of notes payable	—	(4,000)
Repayments of finance lease liabilities	(123)	3
Net cash provided by financing activities	8,468	11,808
Net change in cash and restricted cash	(7,410)	2,049
Cash and restricted cash at beginning of year	13,268	11,219
Cash and restricted cash at end of year	$5,858	$13,268
Components of cash and restricted cash:
Cash	$5,783	$13,143
Restricted cash	75	125
Total cash and restricted cash	$5,858	$13,268
Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$2,371
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock as non cash consideration for asset acquisition	$—	$20,551
Issuance of common stock upon extinguishment of notes payable and accrued interest	$—	$22,239
Net liabilities assumed in connection with asset acquisition	$—	$1,944
Withholding to cover taxes from RSU vesting	$69	$—
Rights from Private Placement	$—	$2,250
Finance lease liabilities arising from obtaining new right-of-use assets	$—	$40

See the accompanying notes to the consolidated financial statements.

1.
Organization and Liquidity

Description of Business

Kineta, Inc. (formerly Yumanity Therapeutics, Inc.) (together with its subsidiaries, the “Company”) is headquartered in Seattle, Washington.

The Company is a clinical stage biotechnology company with a mission to develop next-generation immunotherapies that transform patients’ lives. Kineta has leveraged its expertise in innate immunity and is focused on discovering and developing potentially differentiated immunotherapies that address the mechanisms of cancer immune resistance. Kineta Chronic Pain, LLC (“KCP”) was formed to develop new innovative therapies for pain management. Kineta Viral Hemorrhagic Fever, LLC (“KVHF”) was formed to develop a direct acting anti-viral therapy for the treatment of emerging diseases.

As of December 31, 2022, the Company owned a majority interest of the outstanding issued equity of KCP and all of the outstanding issued equity of KVHF. On November 30, 2023, the Company dissolved KVHF and assumed all of the outstanding issued equity. As of December 31, 2023, the Company owns a majority interest of the outstanding issued equity of KCP.

On February 29, 2024, Kineta announced that it had completed a review of its business, including the status of its programs, resources and capabilities. Following this review, Kineta determined that it would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring includes a reduction in its workforce by approximately 64% and the termination of enrollment of new patients in its ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. The Company made this decision, in part, because certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement (as defined below). In February 2024, the Company initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to increased stockholder value. If the strategic process is unsuccessful, our board of directors may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

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

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024 (see Notes 9 and 16). However, in February 2024, certain investors indicated they will not be able to consummate the second closing of the Private Placement.

Going Concern and Capital Resources

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of December 31, 2023, had an accumulated deficit of $165.8 million. The net loss attributable to the Company was $14.1 million for the year ended December 31, 2023. As of December 31, 2023, the Company had unrestricted cash of $5.8 million, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.

KINETA, INC.

Notes to Consolidated Financial Statements

Kineta is exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action.

Kineta may seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources that may be identified through the Company’s strategic process. However, there can be no assurance that Kineta will be able to complete any such transactions on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on Kineta’s business, results of operations, and financial condition. These factors raise substantial doubt about Kineta’s ability to continue as a going concern.

Kineta does not currently have any commitments for future funding or additional capital other than the Private Placement. However, as noted above, certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement. As such, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

COVID-19

While the Company continues to monitor the impact of the COVID-19 pandemic on its business, the extent of the impact of the pandemic on its business, operations and clinical development timelines and plans will depend on future developments, including the severity and duration of any resurgence of COVID-19 and its variants. Clinical trial sites in many countries, including those in which the Company operates, in the past have incurred delays due to COVID-19. Certain of the sites in the KCP-506 Phase 1 clinical trial incurred delays due to COVID-19 that resulted in a delay in the results from that study.

The pandemic in the past has caused significant disruptions in the financial markets, and in the future may cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations.

To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.

Geopolitical Developments

Geopolitical developments, such as the current conflict in Ukraine and the conflict in Israel and the Gaza Strip or deterioration in the bilateral relationship between the United States and China, may impact government spending, international trade and market stability, and cause weaker macro-economic conditions. The impact of these developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, which in turn could adversely impact the Company’s operations and weaken the Company’s financial results. Certain political developments may also lead to uncertainty to regulations and rules that may materially affect the Company’s business.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable SEC rules regarding annual financial reporting. The consolidated financial statements include all accounts of the Company, its majority owned subsidiary KCP, and its wholly owned subsidiary, KVHF. On November 30, 2023, the Company dissolved KVHF and assumed all of the outstanding issued equity. All intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling interest in the accompanying consolidated financial statements represents the proportionate share of equity which is not held by the Company. Net income (loss) of the non wholly-owned consolidated subsidiary is allocated to the Company and the holder(s) of the noncontrolling interests in proportion to their percentage ownership considering any preferences specific to the form of equity of the subsidiaries.

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

Foreign Currencies

The Company’s subsidiaries are all located in the U.S. with the U.S. dollar as the functional currency. Certain insignificant transactions during the years ended December 31, 2023 and 2022 were denominated in currencies other than the U.S. dollar. Gains and losses from foreign currency transactions, translated using the average exchange rates prevailing during the respective periods, were not material for all periods presented and are reflected in the consolidated statements of operations as a component of other (expense) income, net.

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

Cash and Restricted Cash

Cash includes cash deposited at several financial institutions in operating accounts. Restricted cash relates to a certificate of deposit with a financial institution to secure a letter of credit obtained for the Company’s leased premises. Restricted cash unavailable for a period longer than one year from the consolidated balance sheet date is classified as a noncurrent asset in the consolidated balance sheets.

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

KINETA, INC.

Notes to Consolidated Financial Statements

Rights from Private Placement

The Company determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for and reported at fair value on the balance sheet. The fair value is determined using a Monte Carlo simulation based on the contractual funding date at the measurement date, minimum contractual purchase price and historical stock prices. The significant unobservable inputs used in the fair value measurement are volatility, risk-free interest rates and funding probability.

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

Impairment of Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets, including property and equipment and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss is recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. Estimating discounted cash flows requires the Company to make significant judgments and assumptions. Actual results may vary from the Company’s estimates as of the date of impairment testing and adjustments may occur in future periods. For the years ended December 31, 2023 and 2022, there were no impairments of long-lived assets.

Fair Value Option

The Company has elected the fair value option to account for certain of its notes payable (see Note 6). The Company concluded that it was appropriate to apply the fair value option to these certain notes payable because no component of the notes payable were required to be recognized as a component of stockholders’ equity. The Company recorded these notes payable at their estimated fair value with changes in estimated fair value recorded as a component of other (expense) income in the consolidated statement of operations. Under the fair value option, any direct costs and fees related to the notes payable are expensed as incurred.

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

Warrants to Purchase Common Stock

KINETA, INC.

Notes to Consolidated Financial Statements

The Company has issued warrants to purchase the Company’s common stock in connection with the execution of certain equity and debt financings and other agreements. The fair value of warrants is determined using the Black- Scholes option-pricing model using assumptions regarding volatility of the Company’s common share price, remaining life of the warrant, and risk-free interest rates. The Company classifies warrants indexed to its own equity and meeting the criteria for equity classification within the consolidated statements of stockholders’ equity.

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

Revenue Recognition

Collaboration Revenues

The Company recognizes collaboration revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete.

License Revenues

The Company enters into license agreements under which it licenses certain intellectual property rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable upfront fees, payment for research and development services provided by the Company under approved work plans, development, regulatory and commercial milestone payments, and sales-based milestones and royalties on net sales of licensed products. Each of these payments results in license revenues, except for revenues from royalties, which are classified as other revenues.

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

Stock-Based Compensation

The Company measures stock-based compensation related to stock-based awards granted to employees, non-employees and directors based on the estimated grant-date fair value of the awards and recognizes the related expense on a straight-line basis over the requisite service period (generally the vesting period). The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of restricted stock units (“RSUs”) is estimated based on the fair value of the Company’s common stock at the grant date. For RSUs with performance vesting conditions, the Company evaluates the probability of achieving the performance condition at each reporting date and recognizes expense for such performance awards over the requisite service period using the accelerated attribution method. Forfeitures are recorded as incurred.

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

Exercise Price – The Company grants stock-based awards using the current share price of its common stock on the date of the award.

Expected Volatility – As the Company has only been a publicly-traded company for one year, the expected volatility is estimated based on the average volatility for a group of comparable publicly traded biotechnology companies over a period equal to the expected term of the stock

KINETA, INC.

Notes to Consolidated Financial Statements

option grants. The comparable companies were chosen based on their similar industry, size, or stage in the product development life cycle and financial leverage.

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

Other (Expense) Income

Interest Income

Interest income consists of interest earned on short term money market accounts.

Interest Expense

Interest expense consists of interest charged on outstanding invoices and outstanding borrowings associated with the Company’s debt arrangements primarily consisting of borrowings under several notes payable agreements. Interest is expensed when incurred.

Change in Fair Value of Rights from Private Placement

The Company determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for at fair value. Until settlement, the rights from Private Placement are remeasured at fair value at each reporting period with the changes in fair value recorded in other income (expense) in the Statement of Operations.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable relates to the remeasurement of the notes payable that the Company elected to account for under the fair value option. Until settlement, these notes payable are remeasured at fair value at each reporting period with the changes in fair value recorded in other income (expense) in the Statement of Operations.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to the Company by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. In computing basic net loss per share, nominal issuances of common stock, including warrants to purchase the Company’s common stock with exercise prices of $0.001 and $0.14 per share, are reflected in basic net loss per share for all periods, even if antidilutive.

Comprehensive Loss

Comprehensive loss represents the change in the Company’s stockholders’ equity from all sources other than investments by or distributions to stockholders. The Company has no items of other comprehensive loss, and as such, net loss is the same as comprehensive loss.

Accounting Pronouncements

KINETA, INC.

Notes to Consolidated Financial Statements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures. This new guidance enhances income tax disclosures related to effective tax rates and cash income taxes paid and aims to enhance transparency and provide investors with better insights into income tax matters. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and can be applied prospectively or retrospectively. The Company has not adopted ASU 2023-09 yet and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

Rights from Private Placement

In connection and concurrently with the execution of the Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022 and March 29, 2023 May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement,

KINETA, INC.

Notes to Consolidated Financial Statements

as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement closed on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024. However, in February 2024, certain investors indicated they will not be able to consummate the second closing of the Private Placement. With respect to the second closing, the Company is obligated to sell and issue a number of shares of its common stock and the investors are obligated to buy such shares by the specified date and price equal to the volume-weighted average price of Company common stock for the five trading days prior to closing on April 15, 2024 (“VWAP”) plus 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023.

The Company determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for at fair value. The fair value was determined using a Monte Carlo simulation based on the contractual funding date at the measurement date, minimum contractual purchase price of $3.18 and historical stock prices. The significant unobservable inputs used in the fair value measurement for the year ended December 31, 2023 were as follows: volatility ranging from of 76.0% to 114.0%, risk-free interest rates ranging from 4.7% to 5.5% and funding probability of 75%, which resulted in a gain in fair value of $1.6 million for the year ended December 31, 2023, which is recorded in other income (expense) in the Statement of Operations. The fair value measurement as of December 31, 2023 was approximately $3.8 million. The fair value measurement as of December 31, 2022 was approximately $2.3 million and there was no change in fair value for the year ended December 31, 2022.

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Years Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$2,250	$—
Increase from Private Placement	—	2,250
Change in fair value of rights from Private Placement	1,582	—
Balance at end of period	$3,832	$2,250

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

2020 Convertible Notes

KINETA, INC.

Notes to Consolidated Financial Statements

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

The significant unobservable inputs used in the fair value measurement of the 2020 convertible notes during 2022 prior to settlement in December 2022 were as follows: discount rates ranging from 13.0% to 41.2%, timing of the qualified financing ranging from 0.2 years to 0.75 years, timing of the repayment scenarios based on contractual maturity dates ranging from 0.25 years to 1.25 year, probability of a qualified financing ranging from 80% to 90% and probability of repayment ranging from 10% to 20%, which resulted in a fair value range for the 2020 convertible notes of $11.3 million to $16.2 million.

2020 Notes

The 2020 notes were valued using a discounted cash flow model based on the contractual payment dates, a discount rate and the contractual maturity date. The significant unobservable inputs used in the fair value measurement of the 2020 note for the year ended December 31, 2023 were as follows: discount rates ranging from 13.0% to 15.0% and contractual payment dates ranging from 0.6 years to 1.3 years, which resulted in a fair value range for the 2020 note of $225,000 to $241,000. The significant unobservable inputs used in the fair value measurement of the 2020 notes for the year ended December 31, 2022 were as follows: discount rate ranging from 13.0% to 41.2% and contractual payment dates ranging from 0.1 years to 1.8 years, which resulted in a fair value range for the 2020 notes of $0.2 million to $1.6 million.

The following table provides a summary of the changes in the fair value of the Company’s 2022 & 2020 notes payable measured using Level 3 inputs:

	Years Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$219	$17,830
Change in fair value of 2022 & 2020 notes payable	22	15,280
Issuance of 2022 convertible notes	—	6,746
Change in fair value of debt extinguishment	—	(673)
Partial settlement of 2020 notes payable	—	(4,000)
Settlement of 2022 & 2020 notes payable	—	(34,964)
Balance at end of period	$241	$219

5.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$—	$779
Computer and software	—	73
Leasehold improvements	—	14
Total property and equipment	—	866
Less: Accumulated depreciation and amortization	—	617
Total property and equipment, net	$—	$249

Depreciation and amortization expense was $9,000 for the year ended December 31, 2023 and $73,000 for the year ended December 31, 2022. The Company has acquired certain laboratory equipment under agreements that are classified as finance leases. The carrying value of the equipment under finance leases included in the balance sheet as property and equipment was zero as of December 31, 2023 and $123,000 as of December 31, 2022, net of accumulated depreciation. During the year ended December 31, 2023, the Company disposed of assets with a net carrying value of $240,000 and received proceeds of $331,000. During the year ended December 31, 2022, the Company disposed of assets with a net carrying value of $3,000 and received proceeds of $65,000. The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

KINETA, INC.

Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	December 31,
	2023	2022
	(in thousands)
Compensation and benefits	$1,312	$745
Accrued interest	417	132
Accrued clinical trial and preclinical costs	251	404
Professional services	97	2,176
Other	134	70
Total accrued expenses and other current liabilities	$2,211	$3,527

6.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	December 31, 2023		December 31, 2022
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$241	$250	$219
Other notes payable	379	379	379	379
Small Business Administration loan	150	150	150	150
Total notes payable	$779	770	$779	748
Less: current portion		620		—
Notes payable, net of current portion		$150		$748

The Company elected the fair value option for the 2020 notes (see Note 4). The other notes payable approximate their fair value because interest rates are at prevailing market rates.

Expected future minimum principal payments under the Company’s notes payables as of December 31, 2023 were as follows:

Total
(in thousands)
Years
2024	$629
2025	—
2026	—
2027	2
2028	3
Thereafter	145
Total notes payable	$779
Less: current portion	620
Notes payable, net of current portion	$159

2022 Convertible Notes

In February 2022 and April 2022, the Company raised $4.8 million in total from two investors, including one investor that was previously a related party at the time of investment, pursuant to convertible notes purchase agreements (see Note 16). These 2022 convertible notes purchase agreements provided that the notes mature upon demand of the holder at any time 24 months after the date of issuance and pay a 6% interest. Additionally, these 2022 convertible notes automatically would convert into the Company’s non-voting common stock at 85% of the then current share price on the earlier of (i) the date that is 12 months from the date of issuance, or (ii) at a public market event such as an initial public offering or merger. These 2022 convertible notes also allowed for optional conversion at any time during the 12-month period after issuance and could be repaid at any time without penalty. The use of proceeds could be used to repay other debt obligations and for general corporate use.

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

In October 2022 and December 2022, the 2022 convertible notes were amended to provide (i) that the conversion price would be equal to the conversion amount divided by $0.995 upon automatic conversion and (ii) for the issuance of 55,000 warrants to purchase shares of the Company’s non-voting common stock (see Note 9), with exercise contingent upon the Merger closing, including to one investor that was previously a related party (see Note 16), with a fair value of $1.5 million upon issuance. The Company determined the contingent exercise provision was indexed to the Company’s operations and the warrants qualified for equity classification. As the 2022 convertible notes were accounted for under the fair value option, all lender fees, including the cost of the warrants, were expensed as incurred.

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

2020 Convertible Notes

In October 2020, the Company refinanced certain convertible notes payable, or the 2020 convertible notes, with an aggregate principal amount of $13.8 million with various investors that are related parties (see Note 13). The interest rate was reduced on the 2020 convertible notes from 16.0% to 6.0% from October 2020 to until the earlier of (i) the Company raises at least $25.0 million in a single transaction or series of transactions after October 2020 and (ii) the original maturity date of December 31, 2021, after which the interest rate increases 16.0%. The outstanding principal is due upon demand of the majority of the lenders with respect to (i) 50% on or after nine months after the original maturity date, September 30, 2022, and (ii) 50% on or after fifteen months after the original maturity date, March 31, 2023. The Company may prepay the 2020 convertible notes at any time without penalty. Upon default the lenders may apply a default interest rate of 20% and accelerate all amounts due upon bankruptcy. Repayment of the principal amount is required on a pro rata basis should the Company receive excess proceeds from (i) commercial revenues exceeding $3.0 million in any 12-month period and (ii) the Company receives any funding proceeds from a capital financing transaction. The holders may at any time convert the 2020 convertible notes into shares of the Company’s non-voting common stock at a conversion price equal to 85% of the then-fair value of non-voting common stock but not less than $0.50 per share.

In February 2022, the Company made a $4.0 million cash payment of principal to one of its creditors that is a related party (see Note 15) as a partial repayment for a note issued pursuant to the 2020 convertible notes and recognized a $0.7 million gain on extinguishment.

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

Under the lease agreement, the Company is required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes, and utilities. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was $866,000 for the year ended December 31, 2023 and variable costs were $597,000. Rent expense was $889,000 for the year ended December 31, 2022 and variable costs were $511,000.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Future undiscounted payments due under the operating lease as of December 31, 2023 were as follows:

Years	(in thousands)
2024	$561
Less: Imputed interest	(14)
Operating lease liability	547
Less: Operating lease liability, current portion	(547)
Operating lease liability, net of current portion	$—

Supplemental information on the Company's operating leases was as follows:

KINETA, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2023	2022
Cash paid for operating lease agreement (in thousands)	$936	$909
Remaining lease term (in years)	0.6	1.6
Incremental borrowing rate	10%	10%

The Company subleases portions of its premises in Seattle to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleases approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. In December 2023, the sublease expiration date was extended from December 2023 to July 2024. Sublease income was $194,000 for the year ended December 31, 2023 and $188,000 for the year ended December 31, 2022 and was recorded within operating expenses. As of December 31, 2023, the total minimum rentals to be received under the remaining noncancelable sublease was $70,000.

Finance Leases

During the year ended December 31, 2023, the Company paid off the remaining finance leases and has no finance lease liabilities as of December 31, 2023.

Supplemental information on the Company’s financing leases was as follows (cash paid for finance lease agreements was not material):

	December 31,
	2023	2022
Weighted average remaining lease term (in years)	-	3.2
Incremental borrowing rate	0.0%	9.3%

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

KINETA, INC.

Notes to Consolidated Financial Statements

8.
Strategic License Agreements

Anti-VISTA Antibody Program In-License Agreement

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, Inc. (“GigaGen”), which was amended in November 2020 and further amended in May 2023 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the VISTA Agreement were $250,000 for the year ended December 31, 2023 and $250,000 for the year ended December 31, 2022.

Under the VISTA Agreement, GigaGen is eligible to receive approximately $20.4 million in development and regulatory milestone payments and up to $11.0 million in sales milestone payments. In addition, GigaGen is eligible to receive low single-digit royalty percentages based on net sales. Kineta is responsible (with input from GigaGen) for the preparation, filing, prosecution and maintenance of all patents and patent applications, and all associated costs.

The VISTA Agreement shall remain in effect on a licensed product-by-licensed product and country-by-country basis, until the expiration of the royalty term for a licensed product in a country, which, based on the expiration of the last-to-expire valid claim of the two current patent applications (without any patent term adjustment or extensions) would be February 2042 and March 2044, respectively. Kineta may terminate the VISTA Agreement with 30 days’ written notice to GigaGen. Either party has the right to terminate the VISTA Agreement upon a material breach of the other party that is not cured within 90 days after the breaching party receives written notice of such breach from the non-breaching party.

Anti-CD27 Agonist Antibody Program In-License Agreement

In June 2021, Kineta entered into an Option and License Agreement with GigaGen, as amended in July 2022, December 2022, May 2023 and December 2023 (such agreement, as amended, the “CD27 Agreement”) to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the CD27 Agreement were zero for the year ended December 31, 2023 and zero for the year ended December 31, 2022.

Under the CD27 Agreement, GigaGen is eligible to receive approximately $20.4 million in development and regulatory milestone payments and up to $11.0 million in sales milestone payments. In addition, GigaGen is eligible to receive low single-digit royalty percentages based on net sales. Kineta is responsible (with input from GigaGen) for the preparation, filing, prosecution and maintenance of all patents and patent applications, and all associated costs.

The CD27 Agreement shall remain in effect on a licensed product-by-licensed product and country-by-country basis, until the expiration of the royalty term for a licensed product in a country, which, based on the expiration of the last-to-expire valid claim of the current provisional patent application (without any patent term adjustment or extensions) would be September 2044. Kineta may terminate the CD27 Agreement with 30 days’ written notice to GigaGen. Either party has the right to terminate the CD27 Agreement upon a material breach of the other party that is not cured within 90 days after the breaching party receives written notice of such breach from the non-breaching party.

Merck Neuromuscular License Agreement

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenues of $5.0 million for the year ended December 31, 2023 and zero for the year ended December 31, 2022 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

Genentech

In connection with the Merger, Kineta became the successor in interest to an exclusive technology transfer and license agreement with Genentech, Inc. to support research, development and commercialization of a small molecule product with an undisclosed target (the “Genentech Small Molecule License Agreement”). The Company did not earn revenues under the Genentech Small Molecule License Agreement for the years ended December 31, 2023 and 2022.

FAIR Therapeutics

KINETA, INC.

Notes to Consolidated Financial Statements

In connection with the Merger, Kineta became the successor in interest to an exclusive license agreement with FAIR Therapeutics, B.V. to support research, development and commercialization of products for the treatment of cystic fibrosis (the “FAIR License Agreement”). The Company did not earn revenues under the FAIR License Agreement for the years ended December 31, 2023 and 2022.

9.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of December 31, 2023, the Company has issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2022	Issued	Exercised	Cancelled/Expired	Number Outstanding as of December 31, 2023	Range of Exercise Price
2013		12	—	—	(12)	—
2017	March 2025 - June 2025	131	—	—	(5)	126	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	—	44	$0.14 - $21.80
2020		45	—	(41)	(4)	—
2022	August 2025 - December 2029	301	—	(178)	—	123	$0.14 - $168.35
2023	April 2028 - October 2033	—	3,688	(477)	—	3,211	$0.001 - $5.26
Total number of shares underlying warrants		533	3,688	(696)	(21)	3,504

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

October 2023

KINETA, INC.

Notes to Consolidated Financial Statements

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

Warrant Exercises

During the year ended December 31, 2023, the Company issued 696,000 shares of its common stock upon exercise of warrants and received proceeds of $30,000. The exercise price of all shares exercised during the year ended December 31, 2023 ranged from $0.001 to $0.14.

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

During the year ended December 31, 2022, the Company issued 53,000 shares of its common stock upon exercise of warrants and received proceeds of $71,000. The exercise price of all shares exercised during the year ended December 31, 2022 ranged from $0.14 to $26.88.

Common Stock

KINETA, INC.

Notes to Consolidated Financial Statements

Upon completion of the Merger in December 2022, the number of authorized shares of common stock of the Company was adjusted to 125,000,000 with a par value of $0.001 and all non-voting shares became voting shares. As of December 31, 2023, there were 10,396,614 shares issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

December 31, 2023
(in thousands)
Shares reserved for stock options and restricted stock units to purchase common stock under equity incentive plans	1,983
Shares reserved for future issuance of equity awards	932
Shares reserved for exercise of warrants	3,504
Total	6,419

For the year ended December 31, 2023, the Company issued 1.2 million shares of its common stock and issued pre-funded warrants exercisable for up to 1,257,387 shares of our common stock to institutional and individual investors, raising net proceeds of $8.6 million. For the year ended December 31, 2022, the Company issued 58,000 shares of its common stock to individual investors, raising net proceeds of $1.6 million, excluding the Private Placement (see below).

Private Placement

The Private Placement (see Note 1) provides for the issuance of shares of the Company’s common stock in two closings, one of which occurred immediately following the closing of the Merger and one of which was expected to occur on April 15, 2024. However, in February 2024, certain investors indicated they will not be able to consummate the second closing of the Private Placement. The first closing of the Private Placement occurred on December 16, 2022 and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million to investors that are related parties (see Note 16).

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

The second closing of the Private Placement was expected to occur on April 15, 2024. However, in February 2024, certain investors indicated they will not be able to consummate the second closing of the Private Placement. If the second closing of the Private Placement were to occur, the Company would be obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the volume-weighted average price of Company common stock for the five trading days prior to April 15, 2024 (“VWAP”), plus (b) 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right is subject to remeasurement at each reporting date, however, as the fair value will always equal 10% of the value of the future second closing until settlement, no changes in fair value are expected to be recorded in the Company’s consolidated statements of operations. The Company incurred insignificant issuance costs related to the Private Placement.

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

The Company recognized grant revenue from this grant of zero for the year ended December 31, 2023, and $912,000 for the year ended December 31, 2022.

KINETA, INC.

Notes to Consolidated Financial Statements

11.
Licensing Revenue Agreement

The following table shows the activity for the Company’s licensing revenue agreements and deferred revenue (in thousands):

	December 31,
	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$1,041
Decrease for provision of research services	—	(1,041)
Balance as of end of period	$—	$—

Merck

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. This collaboration focused on the discovery and development of novel candidates for the treatment of ALS. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized one-time licensing revenue of $5.0 million for the year ended December 31, 2023 and zero or the year ended December 31, 2022 under the Merck Neuromuscular License Agreement.

Genentech, Inc.

In April 2018, the Company entered into an exclusive option and license agreement with Genentech, as amended in November 2019 and October 2020 (such agreement, as amended, the “Genentech KCP506 License Agreement”), to develop the Company’s α9/α10 nicotinic acetylcholine receptor (“nAChR”) antagonists for the treatment of chronic pain. On December 27, 2022, the Company through its subsidiary KCP, received written notice from Genentech of its termination of the Genentech KCP506 License Agreement.

The Company recognized license revenue of zero for the year ended December 31, 2023 and $1.0 million for the year ended December 31, 2022. There was no deferred revenue related to this license as of December 31, 2023 as the Genentech KCP506 License Agreement was terminated in December 2022.

12.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	December 31,
	2023	2022
	(in thousands)
Balance as of beginning of period	$442	$—
Increase due to acquisition	—	442
Decrease for provision of research services	(442)	—
Balance as of end of period	$—	$442

Merck

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis (“ALS”). As of December 31, 2022, the Company had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. The Company recognized collaboration revenue of $442,000 for the year ended December 31, 2023, due to completion of research and development services provided by us, and zero for the year ended December 31, 2022. As of December 31, 2023, the Company had zero in deferred revenue under the Merck Neuromuscular License Agreement.

13.
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

KINETA, INC.

Notes to Consolidated Financial Statements

contractual term of stock options granted were between five and ten years. Options become vested and, if applicable, exercisable based on terms determined by the Company’s board of directors or other plan administrator on the date of grant, which is continued employment or service as defined in each option agreement.

In 2018, the 2008 Plan expired and 209,000 stock options granted prior to the 2008 Plan expiration remain outstanding as of December 31, 2023.

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

During October 2022, three employees exercised 5,000 SARs and received cash payments of $47,000. In February 2020, the 2010 Plan expired and 181,000 stock options granted prior to the expiration remain outstanding as of December 31, 2023.

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

In December 2022, the 2020 Plan expired and 201,000 stock options granted prior to the 2020 Plan expiration remain outstanding as of December 31, 2023.

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

KINETA, INC.

Notes to Consolidated Financial Statements

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2022	734	$22.67	5.4	$—
Granted	1,383	$3.19
Exercised	—	$—
Forfeited	(99)	$25.82
Expired	(43)	$16.54
Outstanding as of December 31, 2023	1,975	$9.00	7.6	$604
Exercisable as of December 31, 2023	1,072	$12.80	6.5	$186

Nonrecourse Promissory Notes for Stock Options Exercised

In March 2021, an employee exercised 56,000 vested stock options and entered into a nonrecourse promissory note in the amount of $0.4 million with the Company. The promissory note provides for a fixed interest rate of 2.0% and payment is required upon the earlier of (i) the sale of the Company, (ii) the borrower’s sale of any of the shares, (iii) five years from the date the promissory note agreement was executed, and (iv) material breach by borrower of any written agreements with the Company, including but not limited to the employment agreement and Company policies. Payment may also be triggered in other specified circumstances. The promissory note remains outstanding as of December 31, 2023.

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

Restricted Stock

The Company has granted RSUs under its equity incentive plans with both service-based and performance-based vesting conditions. As of December 31, 2023, the Company’s outstanding RSUs all related to RSUs with service-based conditions that vest over time, with a grant date fair value of $204,000.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, excepts per share amounts)
Outstanding and unvested as of December 31, 2022	175	$26.89
Exercised/Released	(159)	$26.90
Cancelled/Forfeited	(8)	$26.48
Outstanding and unvested as of December 31, 2023	8	$27.14

KINETA, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Years Ended December 31,
	2023	2022
	(in thousands)
Research and development	$608	$2,957
General and administrative	3,246	2,231
Total stock-based compensation	$3,854	$5,188

In October 2022, three employees exercised 5,000 SARs and the Company paid $19,000 in cash to the employees and recognized cash-based stock compensation expense.

As of December 31, 2023, there was $2.9 million of unrecognized stock-based compensation related to stock options outstanding, which is expected to be recognized over a weighted-average remaining service period of 1.8 years.

14.
Income Taxes

The Company had no income tax expense for the years ended December 31, 2023 and 2022 due to its history of operating losses. The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Deferred	$(2,000)	$(6,923)
Change in valuation allowance	2,000	6,923
Total	$—	$—

A reconciliation of the Company’s federal income tax rate and effective income tax rate is as follows:

	Years Ended December 31,
	2023	2022
Federal income taxes	21.0%	21.0%
Research and development tax credits	2.7%	0.8%
Debt fair value adjustment	2.3%	(4.9)%
Change in valuation allowance	(14.2)%	(10.9)%
Stock based compensation	(6.7)%	(0.1)%
Deferred reconciliation adjustments	(2.4)%	1.5%
Expiration of capital loss carryforward	(2.1)%	0.0%
Transaction costs	(0.4)%	(1.9)%
In-process research and development	0.0%	(4.4)%
Other, net	(0.2)%	(1.1)%
Effective income tax rate	0.0%	0.0%

KINETA, INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	Years Ended December 31,
	2023	2022
	(in thousand)
Deferred tax assets:
Net operating losses	$145,232	$144,729
Research and development credits	22,899	22,384
Capitalized research and development expenses	4,409	3,586
Stock-based compensation	1,807	1,353
Operating lease liability	115	318
Capital loss carryforward	19	316
Accrued expenses	214	103
Intangibles	57	61
Total deferred tax assets	174,752	172,850
Less: Valuation allowance	(174,637)	(172,637)
Total deferred tax assets less valuation allowance	115	213
Deferred tax liabilities:
Partnership basis deferred	(15)	85
Right-of-use asset	(100)	(280)
Fixed assets	—	(18)
Total deferred tax liabilities	(115)	(213)
Net deferred tax assets	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance on its deferred tax assets. The valuation allowance increased by $2.0 million for the year ended December 31, 2023 and $158.5 million for the year ended December 31, 2022. During the year ended December 31, 2022, $151.6 million of the increase in valuation allowance relates to the Merger.

As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $549.6 million of which approximately $304.2 million begins to expire in 2027. The remaining balance can be carried forward indefinitely with utilization limited to 80% of future taxable income. The Company has general business credit carryforwards of $23.9 million as of December 31, 2023, which will begin to expire in 2027. As of December 31, 2023, the Company has state net operating loss carryforwards of $489.9 million, which will begin to expire in 2030.

Utilization of U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 ("Section 382"), and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company continues to evaluate whether a change of control has occurred for previous mergers and other shareholder events. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. The Company has included the impact of this provision, which results in a deferred tax asset of approximately $4.4 million as of December 31, 2023 and approximately $3.6 million as of December 31, 2022.

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

Unrecognized Tax Benefits

KINETA, INC.

Notes to Consolidated Financial Statements

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. As of December 31, 2023, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.

	Years Ended December 31,
	2023	2022
	(in thousands)
Beginning balance of unrecognized tax benefits	$828	$630
Gross increases based on tax positions related to current year	172	198
Ending balance of unrecognized tax benefits	$1,000	$828

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2023 were not material. The Company does not expect its uncertain tax positions to have material impact on its consolidated financial statements within the next twelve months. All of the unrecognized tax benefits as of December 31, 2023 are accounted for as a reduction in the Company’s deferred tax assets.

The Company files federal and state income tax returns subject to varying statutes of limitations. Due to net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and state tax authorities.

15.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2023	2022
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(14,099)	$(63,408)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	11,054	4,926
Net loss per share, basic and diluted	$(1.28)	$(12.87)

1. Included in the denominator for the years ended December 31, 2023 and 2022, were 628,000 and 260,000 weighted-average shares of common stock warrants, respectively, with exercise prices of $0.001 and $0.14 issued for nominal consideration.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2023	2022
	(in thousands)
Warrants to purchase common stock	2,560	533
Common stock options	1,975	733
Vested restricted stock subject to recall	56	56
Unvested restricted stock subject to repurchase	8	175
Total	4,599	1,497

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $115,000 for the year ended December 31, 2023 and $129,000 for the year ended December 31, 2022.

16.
Related Party Transactions

Stock Purchases

During the year ended December 31, 2023, five members of the Company’s executive management purchased 43,000 shares of the Company’s common stock on the open market and one director of the Company purchased 5,000 shares of the Company’s common stock on the open market.

KINETA, INC.

Notes to Consolidated Financial Statements

RSU Vesting

During the year ended December 31, 2023, the Company issued 123,000 shares of its common stock to members of the Company’s executive management and 10,000 shares to directors of the Company, upon vesting of restricted stock units.

Warrant Exercises

During the year ended December 31, 2023, the Company issued 3,000 shares of its common stock to members of the Company’s executive management and 64,000 shares to a director of the Company, upon exercise of outstanding warrants. During the year ended December 31, 2022, the Company issued 43,000 shares of its common stock to a director of the Company, upon exercise of outstanding warrants.

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

2022 Convertible Notes

In December 2022, upon the closing of the Merger, the Company settled $4.8 million in outstanding principal and accrued interest, held by three entities affiliated with a previous member of the Company’s board of directors, by issuing 335,000 shares of the Company’s non-voting common stock at the conversion price of $0.995 (see Note 6). As of December 31, 2023 and 2022, the Company had no outstanding principal for its 2022 convertible notes with related parties.

2020 Convertible Notes

In December 2022, upon the closing of the Merger, the Company settled $2.0 million in outstanding principal and accrued interest, held by two members of the Company’s board of directors, by issuing 139,000 shares of the Company’s non-voting common stock at the conversion price of $0.995 (see Note 6). As of December 31, 2023 and 2022, the Company had no outstanding principal for its 2020 convertible notes with related parties.

2020 Notes

In August 2022, the Company settled $0.5 million in outstanding principal and accrued interest with the related party by issuing 23,000 shares of the Company’s non-voting common stock at a 15% discount, recognizing a $0.1 million loss upon extinguishment (see Note 6). As of December 31, 2023 and 2022, the Company had no outstanding principal for its 2020 notes with related parties.

17.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued to determine if they must be reported. The management of the Company determined there were no reportable subsequent events other than as described below.

As described above, the Company initiated a process to explore a range of strategic alternatives to maximize stockholder value and has engaged professional advisors. Management can make no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If the strategic process is unsuccessful, the Company’s board of directors may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

In connection with the Company’s decision to explore strategic alternatives, the Company implemented a workforce reduction of the Company’s workforce by seven full-time employees, or approximately 64% of the Company’s then-current employee base. The workforce reduction includes Kineta’s Chief Executive Officer, Shawn Iadonato, Ph.D., who will continue to serve on the Company’s Board of Directors, and Kineta’s General Counsel and Secretary, Pauline Kenny. Each of Dr. Iadonato and Ms. Kenny will continue to support the Company in a consulting capacity until December 31, 2024. In connection with this workforce reduction, the affected employees will be provided severance benefits, including cash severance payments. Each affected employee’s eligibility for these severance benefits is contingent upon such employee’s entering into an effective separation agreement, which includes a general release of claims against the Company. The reduction of workforce is expected to result in approximately $246,000 in severance costs. The incremental costs are expected to be incurred in the first quarter of 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to completion of the Merger, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our financial statements for the years ended December 31, 2022 and in connection with the review of our financial statements for the six months ended June 30, 2023, our management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses for the year ended December 31, 2023 relate to accounting for complex financial instruments related to the derivative asset and for accounting for allocated facilities costs. The material weakness for the year ended December 31, 2022 relates to accounting for complex financial instruments related to warrants issued to certain existing stockholders. The material weaknesses are still present and have not been remediated.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the material weaknesses. For example, we began to address the material weaknesses by implementing certain Sarbanes-Oxley controls during the first half of 2022. In October 2022, we hired a Chief Financial Officer to enhance internal controls and address the material weaknesses and other control deficiencies identified during the 2021 audit of the financial statements. We have designed and implemented improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have also implemented and upgraded accounting and reporting systems to improve accounting and financial reporting processes. Additionally, we have enhanced, developed and implemented formal policies, processes and documentation procedures relating to our financial processes, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to audit committee oversight.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation and fair presentation of the consolidated financial statements and for establishing and maintaining effective internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and any deviations from such principles have been disclosed in the notes to the financial statements. Management is also responsible for assessing the effectiveness of internal control over financial reporting and for providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, internal control over financial reporting may not prevent or detect all misstatements due to inherent limitations, including the possibility of collusion or improper management override of controls.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that as of December 31, 2023, our internal control over financial reporting is not effective based on the material weaknesses identified above.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 110 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

4.2

Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-37695) as filed with the SEC on March 31, 2023 and incorporated herein by reference).

4.3	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).
4.4	Form of Common Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).
4.5	Form of Wainwright Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).
4.6	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
4.7	Form of Common Warrant (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
4.8	Form of Wainwright Warrant (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
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

10.18

Form of Amendment No. 3 to the Securities Purchase Agreement dated March 29, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-37695) as filed with the SEC on March 31, 2023 and incorporated herein by reference).

10.19

Form of Amendment No. 4 to the Securities Purchase Agreement dated May 1, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-37695) as filed with the SEC on June 2, 2023 and incorporated herein by reference).

10.20

Form of Amendment No. 5 to the Securities Purchase Agreement dated July 21, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on July 21, 2023 and incorporated herein by reference).

10.21

Form of Amendment No. 6 to the Securities Purchase Agreement dated October 13, 2023, by and among the Company and each of the institutional investors named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 17, 2023 and incorporated herein by reference).

10.22++

Form of Registration Rights Agreement, dated as of June 5, 2022, by and between the Company and each of the institutional investors named therein (filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on June 6, 2022 and incorporated herein by reference).

10.23

Form of Amendment No. 1 to Registration Rights Agreement, dated as of October 24, 2022, by and between the Company and each of the institutional investors named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 24, 2022 and incorporated herein by reference).

10.24

Form of Amendment No. 2 to the Registration Rights Agreement, by and between the Company and each of the institutional investors named therein dated December 5, 2022 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 5, 2022 and incorporated herein by reference).

10.25#

Form of Employment Agreement with certain Executive Officers of Kineta, Inc. (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.26#

Form of Indemnification Agreement with the Executive Officers and Directors of Kineta, Inc. (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.27#

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

10.30#

Second Amendment to Kineta 2010 Plan (filed as Exhibit 10.33 to the Company’s Registration Statement on Form S-4 (File No. 333-267127) as filed with the SEC on August 29, 2022 and incorporated herein by reference).

10.31#

Kineta, Inc. 2020 Equity Incentive Plan and associated forms (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-4 (File No. 333-267127) as filed with the SEC on August 29, 2022 and incorporated herein by reference).

10.32#

Kineta, Inc. 2022 Equity Incentive Plan and associated forms (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 22, 2022 and incorporated herein by reference).

10.33

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

10.36

Third Amendment to Lease, dated as of February 28, 2013, by and between Kineta, Inc. and ARE-SEATTLE No. 17, LLC (filed as Exhibit 10.38 to the Company’s Registration Statement on Form S-4 (File No. 333-267127) as filed with the SEC on August 29, 2022 and incorporated herein by reference).

10.37

Fourth Amendment to Lease, dated as of June 28, 2016, by and between Kineta, Inc. and ARE-SEATTLE No. 17, LLC (filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-4 (File No. 333-267127) as filed with the SEC on August 29, 2022 and incorporated herein by reference).

10.38

Fifth Amendment to Lease, dated as of June 30, 2020, by and between Kineta, Inc. and ARE-SEATTLE No. 17, LLC (filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-4 (File No. 333-267127) as filed with the SEC on August 29, 2022 and incorporated herein by reference).

10.39+

Option and License Agreement (VISTA), dated as of August 10, 2020, by and between GigaGen, Inc. and Kineta, Inc. (filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.40

First Amendment to Option and License Agreement (VISTA), dated as of November 19, 2020, by and between GigaGen, Inc. and Kineta, Inc. (filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.41+

Second Amendment to Option and License Agreement (VISTA), dated as of May 25, 2023, by and between Gigagen, Inc. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on May 30, 2023 and incorporated herein by reference).

10.42+

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

10.44

Second Amendment to Option and License Agreement (CD27), dated as of December 21, 2022, by and between Gigagen, Inc. and the Company (filed as Exhibit 10.5 to the Company's Current Report on Form 10-Q (File No. 001-37695) as filed with the SEC on August 11, 2023 and incorporated herein by reference).

10.45

Third Amendment to Option and License Agreement (CD27), dated as of May 25, 2023, by and between Gigagen, Inc. and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on May 30, 2023 and incorporated herein by reference).

10.46

Fourth Amendment to Option and License Agreement (CD27), dated as of December 14, 2023, by and between Gigagen, Inc. and Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 15, 2023 and incorporated herein by reference).

10.47+

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

10.54

Kineta, Inc. Common Stock Purchase Agreement, dated as of June 26, 2008, by and between Kineta, Inc. and Shawn Iadonato (filed as Exhibit 10.66 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.55

Kineta, Inc. Common Stock Purchase Agreement, dated as of May 27, 2021, by and between Kineta, Inc. and CBI USA, Inc. (filed as Exhibit 10.67 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.56

Non-Voting Common Stock Purchase Warrant, issued by Kineta, Inc. to Quayle Associates, LLC on April 1, 2013 (Warrant No. NVCW-79) (filed as Exhibit 10.68 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.57

Assignment Form of Quayle Associates, LLC to sell, assign and transfer all rights of Warrant No. NVCW-79 to Craig W. Philips, dated as of January 1, 2018 (filed as Exhibit 10.69 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.58

Assignment Form of Craig W. Philips to sell, assign and transfer all rights of Warrant No. NVCW-79 to Whetstone Ventures, LLC, dated as of January 1, 2020 (filed as Exhibit 10.70 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.59

Amendment No.1 to Non-Voting Common Stock Purchase Warrant, effective as of March 31, 2020, by and between Kineta, Inc. and Whetstone Ventures, LLC (Warrant No. NVCW-79) (filed as Exhibit 10.71 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on October 3, 2022 and incorporated herein by reference).

10.60

Stock Purchase Warrant, issued by Kineta, Inc. to CBI USA, Inc. on October 24, 2022 (Warrant No. NVCW-436) (filed as Exhibit 10.75 to the Company’s Registration Statement on Form S-4/A (File No. 333-267127) as filed with the SEC on November 4, 2022 and incorporated herein by reference).

10.61

Form of Securities Purchase Agreement, dated as of April 20, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 21, 2023 and incorporated herein by reference).

10.62

Form of Securities Purchase Agreement, dated as of October 3, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).

21.1*	Subsidiaries of Kineta, Inc.
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy approved on September 6, 2023 and effective as of October 2, 2023.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kineta, Inc.

Date: March 21, 2024	By:	/s/ Craig Philips
Craig Philips
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Philips	President	March 21, 2024
Craig Philips	(Principal Executive Officer)

/s/ Keith A. Baker	Chief Financial Officer	March 21, 2024
Keith A. Baker	(Principal Financial Officer)

/s/ David Arkowitz	Director	March 21, 2024
David Arkowitz

/s/ Raymond Bartoszek	Director	March 21, 2024
Raymond Bartoszek

/s/ Kimberlee Drapkin	Director	March 21, 2024
Kimberlee Drapkin

/s/ Scott Dylla	Director	March 21, 2024
Scott Dylla

/s/ Marion R. Foote	Director	March 21, 2024
Marion R. Foote

/s/ Shawn Iadonato	Director	March 21, 2024
Shawn Iadonato

/s/ Richard Peters	Director	March 21, 2024
Richard Peters