Form 10-Q
period 2024-03-31
KINETA, INC./DE
filed 2024-05-15
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of May 13, 2024 was 12,254,455.

i

CAUTIONARY STATEMENT

In February 2024, Kineta, Inc. (the “Company”) initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to increased stockholder value. If the strategic process is unsuccessful, the Company’s Board of Directors (the “Board”) may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

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

Additional Information

Unless the context otherwise requires, references to the “Company,” “Kineta,” “we,” “our” or “us” in this Quarterly Report on Form 10-Q refer to Kineta, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KINETA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,773	$5,783
Restricted cash	75	75
Prepaid expenses and other current assets	312	119
Total current assets	2,160	5,977
Operating right-of-use asset	273	472
Rights from Private Placement	—	3,832
Total assets	$2,433	$10,281
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,126	$3,694
Accrued expenses and other current liabilities	1,452	2,211
Notes payable, current portion	629	620
Operating lease liability, current portion	319	547
Total current liabilities	8,526	7,072
Notes payable, net of current portion	150	150
Total liabilities	8,676	7,222
Commitments and contingencies (Note 6)
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 125,000 shares authorized as of March 31, 2024 and December 31, 2023; 11,350 and 10,397 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	169,615	168,669
Accumulated deficit	(176,027)	(165,789)
Total stockholders’ equity (deficit) attributable to Kineta, Inc.	(6,401)	2,890
Noncontrolling interest	158	169
Total stockholders’ equity (deficit)	(6,243)	3,059
Total liabilities and stockholders’ equity (deficit)	$2,433	$10,281

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Collaboration revenues	$—	$281
Total revenues	—	281
Operating expenses:
Research and development	2,726	2,843
General and administrative	3,680	3,924
Total operating expenses	6,406	6,767
Loss from operations	(6,406)	(6,486)
Other (expense) income:
Interest income	48	54
Interest expense	(42)	(23)
Change in fair value of rights from Private Placement	(3,832)	—
Change in fair value measurement of notes payable	(9)	(6)
Other income (expense), net	(8)	(19)
Total other (expense) income, net	(3,843)	6
Net loss	$(10,249)	$(6,480)
Net loss attributable to noncontrolling interest	(11)	(29)
Net loss attributable to Kineta, Inc.	$(10,238)	$(6,451)
Net loss per share, basic and diluted	$(0.89)	$(0.77)
Weighted-average shares outstanding, basic and diluted	11,443	8,361

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of December 31, 2022	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock	127	1	751	—	752	—	752
Issuance of common stock upon exercise of warrants	51	—	7	—	7	—	7
Issuance of common stock upon vesting of RSUs	23	—	—	—	—	—	—
Issuance of common stock for services	12	—	41	—	41	—	41
Stock-based compensation	—	—	1,054	—	1,054	—	1,054
Net loss	—	—	—	(6,451)	(6,451)	(29)	(6,480)
Balance as of March 31, 2023	8,531	$9	$157,959	$(158,141)	$(173)	$117	$(56)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Equity (Deficit) Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of December 31, 2023	10,397	$10	$168,669	$(165,789)	$2,890	$169	$3,059
Issuance of common stock upon exercise of warrants	780	1	—	—	1	—	1
Issuance of common stock for services	173	—	469	—	469	—	469
Stock-based compensation	—	—	477	—	477	—	477
Net loss	—	—	—	(10,238)	(10,238)	(11)	(10,249)
Balance as of March 31, 2024	11,350	$11	$169,615	$(176,027)	$(6,401)	$158	$(6,243)

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(10,249)	$(6,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of rights from Private Placement	3,832	—
Change in fair value of notes payable	9	6
Non-cash stock-based compensation	477	1,054
Non-cash operating lease expense	199	177
Depreciation and amortization	—	2
Common stock issued for services	469	41
Non-cash interest expense	—	10
Gain on disposal of asset	—	(110)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(193)	126
Accounts payable	2,432	3,200
Accrued expenses and other current liabilities	(759)	(2,485)
Operating lease liability	(228)	(200)
Deferred revenue	—	(281)
Net cash used in operating activities	(4,011)	(4,940)
Investing activities:
Proceeds from sale of property and equipment	—	285
Net cash provided by investing activities	—	285
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants	—	752
Proceeds from exercise of warrants	1	7
Repayments of finance lease liabilities	—	(9)
Net cash provided by financing activities	1	750
Net change in cash and restricted cash	(4,010)	(3,905)
Cash and restricted cash at beginning of year	5,858	13,268
Cash and restricted cash at end of year	$1,848	$9,363
Components of cash and restricted cash:
Cash	$1,773	$9,238
Restricted cash	75	125
Total cash and restricted cash	$1,848	$9,363
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$13

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Liquidity

Description of Business

Kineta, Inc. (together with its subsidiaries, “Kineta” or the “Company”) is headquartered in Mercer Island, Washington.

The Company is a clinical-stage biotechnology company with a mission to develop next-generation immunotherapies that transform patients’ lives. Kineta has leveraged its expertise in innate immunity and is focused on discovering and developing potentially differentiated immunotherapies that address the mechanisms of cancer immune resistance. Kineta Chronic Pain, LLC (“KCP”) was formed to develop new innovative therapies for pain management. Kineta Viral Hemorrhagic Fever, LLC (“KVHF”) was formed to develop a direct acting anti-viral therapy for the treatment of emerging diseases.

As of March 31, 2024 and December 31, 2023, the Company owned a majority interest of the outstanding issued equity of KCP and all of the outstanding issued equity of KVHF. On November 30, 2023, the Company dissolved KVHF and assumed all of the outstanding issued equity. As of March 31, 2024, the Company owns a majority interest of the outstanding issued equity of KCP.

Private Placement

On December 16, 2022, Yumanity Therapeutics, Inc. (“Yumanity”) completed its previously announced merger transaction with Kineta Operating, Inc. (formerly Kineta, Inc.) (“Private Kineta”) in accordance with the terms of the Agreement and Plan of Merger, dated as of June 5, 2022, as amended on December 5, 2022 (the “Merger Agreement”), by and among Yumanity, Private Kineta and Yacht Merger Sub, Inc., a wholly-owned subsidiary of Yumanity (“Merger Sub”), pursuant to which Merger Sub merged with and into Private Kineta, with Private Kineta surviving such merger as a wholly-owned subsidiary of Yumanity (the “Merger”). In connection and concurrently with the execution of the Merger Agreement, the Company entered into a financing agreement, dated as of June 5, 2022, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur.

Going Concern and Capital Resources

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of March 31, 2024, had an accumulated deficit of $176.0 million. The net loss attributable to the Company was $10.2 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had unrestricted cash of $1.8 million, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Kineta does not currently have any commitments for future funding or additional capital. As noted above, the investors failed to fulfill their contractual obligation to consummate the Private Placement. The Company is pursuing litigation or seeking other settlements against the investors for the failure to fund. Due to the lack of commitments for future funding or additional capital, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements, as of March 31, 2024 and for the three months ended March 31, 2024, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (the “2023 Annual Report on Form 10-K”). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Revenue Recognition

Collaboration Revenues

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete. The Company recognized collaboration revenues of zero for the three months ended March 31, 2024 and $281,000 for the three months ended March 31, 2023. As of June 30, 2023, the Company completed its project services under the Merck Neuromuscular License Agreement.

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

Rights from Private Placement

The Company determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for at fair value. The fair value was determined using a Monte Carlo simulation based on the contractual funding date at the measurement date, minimum contractual purchase price of $3.18 and historical stock prices. As of March 31, 2024, the Company did not expect the second closing of the Private Placement to occur and as a result, the Company deemed the fair value of the rights from Private Placement to be zero. The Company recorded a loss in the fair value of Private Placement of $3.8 million for the three months ended March 31, 2024, which is recorded in other income (expense) in the Statement of Operations. The fair value measurement as of March 31, 2023 was approximately $2.3 million and there was no change in fair value for the three months ended March 31, 2023.

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$3,832	$2,250
Change in fair value of rights from Private Placement	(3,832)	—
Balance at end of period	$—	$2,250

2020 Note

The Company elected the fair value option to account for the 2020 note (see Note 5).

The Company did not obtain an independent valuation of the 2020 note as it matures on July 31, 2024 and the fair value approximates the principal amount.

The significant unobservable inputs used in the fair value measurement of the 2020 note for the three months ended March 31, 2023 were as follows: discount rate of 15.0% and contractual payment date of 1.3 years, which resulted in a fair value of the 2020 note of $225,000.

The following table provides a summary of the changes in the fair value of the 2020 notes payable measured using Level 3 inputs:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$241	$219
Change in fair value of 2020 notes	9	6
Balance at end of period	$250	$225

4.
Balance Sheet Components

Property and Equipment, Net

There was no property and equipment as of March 31, 2024 or December 31, 2023.

Depreciation and amortization expense was zero for the three months ended March 31, 2024 and $2,000 for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company disposed of assets with a net carrying value of $175,000 and received proceeds of $285,000. The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

Rights from Private Placement

In connection and concurrently with the execution of the Merger Agreement, the Company entered into the Securities Purchase Agreement to sell shares of the Company’s common stock in the Private Placement. The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to consummate the Private Placement and the second closing did not occur.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	March 31,	December 31,
	2024	2023
	(in thousands)
Accrued clinical trial and preclinical costs	$490	$251
Accrued interest	443	417
Compensation and benefits	308	1,312
Professional services	104	97
Other	107	134
Total accrued expenses and other current liabilities	$1,452	$2,211

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	March 31, 2024		December 31, 2023
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$250	$250	$241
Other notes payable	379	379	379	379
Small Business Administration loan	150	150	150	150
Total notes payable	$779	779	$779	770
Less: current portion		629		620
Notes payable, net of current portion		$150		$150

The Company elected the fair value option for the 2020 notes (see Note 3). The other notes payable and Small Business Administration loan approximate their fair value because interest rates are at prevailing market rates.

Expected future minimum principal payments under the Company’s notes payables as of March 31, 2024 were as follows:

Total
(in thousands)
Years
Remainder of 2024	$629
2025	—
2026	—
2027	2
2028	3
Thereafter	145
Total notes payable	$779
Less: current portion	629
Notes payable, net of current portion	$150

2020 Notes

In October 2020, the Company refinanced certain notes payable (the “2020 notes”), with an aggregate principal amount of $3.0 million with various investors, including one investor that is a related party (see Note 12). The interest rate was reduced on the 2020 notes from 16.0% to 6.0% from October 2020 until the earlier of (i) the Company raises at least $25.0 million in a single transaction or series of transactions after October 2020 and (ii) the original maturity dates (that is, various dates in the first quarter of 2022), after which the interest rate increases to 16.0%. The outstanding principal is due upon demand of the majority of the lenders with respect to (i) 50% on or after nine months after the original maturity date (or on or after various dates in the fourth quarter of 2022) and (ii) 50% on or after fifteen months after the original maturity date (or on or after various dates in the second quarter of 2023). The Company may repay the 2020 notes at any time without penalty. Upon bankruptcy the lender can accelerate all amounts due immediately.

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

Under the lease agreement, the Company is required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes and utilities. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was $208,000 for the three months ended March 31, 2024 and variable costs were $151,000. Rent expense was $237,000 for the three months ended March 31, 2023 and variable costs were $172,000.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Future undiscounted payments due under the operating lease as of March 31, 2024 were as follows:

Years	(in thousands)
2024	$323
Less: Imputed interest	(4)
Operating lease liability	319
Less: Operating lease liability, current portion	(319)
Operating lease liability, net of current portion	$—

Supplemental information on the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease agreement (in thousands)	$238	$231
Remaining lease term (in years)	0.3	1.3
Incremental borrowing rate	10%	10%

The Company subleases portions of its premises in Seattle, Washington to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleases approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. In December 2023, the sublease expiration date was extended from December 2023 to July 2024. Sublease income is recorded within operating expenses and was $49,000 for the three months ended March 31, 2024. Sublease income was $49,000 for the three months ended March 31, 2023. As of March 31, 2024, the total minimum rentals to be received under the remaining noncancelable sublease was $40,000.

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

Executive Employment and Separation Agreements

On September 20, 2022, the Company entered into an at-will employment agreement (“Baker Employment Agreement”), which became effective on October 3, 2022, with Keith Baker, its Chief Financial Officer. On September 28, 2022, the Company entered into at-will employment agreements (together with the Baker Employment Agreement, the “Executive Employment Agreements”), which became effective on December 16, 2022 upon the closing of the Merger, with Shawn Iadonato, its former Chief Executive Officer, Craig Philips, its President, and Pauline Kenny, its former General Counsel. On April 23, 2023, the Company’s board of directors (the “Board”) approved salary increases effective at the next payroll period and bonus increases for fiscal year 2023 to Shawn Iadonato, Craig Philips, Keith Baker, and Pauline Kenny.

As part of the Company’s reduction in workforce plan, the Company terminated the employment of Shawn Iadonato and Pauline Kenny, each effective as of March 1, 2024, without cause. In connection with Dr. Iadonato’s departure, the Company entered into a separation and release agreement with Dr. Iadonato (the “Iadonato Separation Agreement”). Pursuant to the Iadonato Separation Agreement, Dr. Iadonato received payment equal to 80 hours of accrued but unused paid time off and two weeks worth of wages, which, in aggregate, is equal to $38,462. In exchange for the payments and other consideration under the Iadonato Separation Agreement, Dr. Iadonato provided the Company with a release, in favor of the Company, of any and all claims relating to his employment with the Company.

In connection with Ms. Kenny’s departure, the Company entered into a separation and release agreement with Ms. Kenny (the “Kenny Separation Agreement”). Pursuant to the Kenny Separation Agreement, Ms. Kenny received payment equal to 80 hours of accrued but unused paid time off and two weeks worth of wages, which, in aggregate, is equal to $25,000. In exchange for the payments and other consideration under the Kenny Separation Agreement, Ms. Kenny provided the Company with a release, in favor of the Company, of any and all claims relating to her employment with the Company.

The Executive Employment Agreements referenced above provide that, if the executive’s employment is terminated without Cause (as defined in the Executive Employment Agreements) or the executive resigns for Good Reason (as defined in the Executive Employment Agreements), provided that the executive signs the Release (as defined in the Executive Employment Agreement), the executive will be entitled to (i) accrued compensation, (ii) 39 weeks of pay (currently estimated at approximately $563,000 in the aggregate), (iii) nine (9) months of COBRA benefits for executive and eligible dependents, and (iv) three (3) additional months of vesting of unvested and outstanding equity awards. If executive’s employment is terminated without Cause or the executive resigns for Good Reason within the Change in Control Protection Period (as defined in the Executive Employment Agreements), then in addition to (i)-(iv) above, executive will receive current year pro-rated cash bonus.

7.
Strategic License Agreements

Anti-VISTA Antibody Program In-License Agreement

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, Inc. (“GigaGen”), which was amended in November 2020 and further amended in May 2023 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the VISTA Agreement were zero for the three months ended March 31, 2024 and zero for the three months ended March 31, 2023.

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

Anti-CD27 Agonist Antibody Program In-License Agreement

In June 2021, Kineta entered into an Option and License Agreement with GigaGen, as amended in July 2022, December 2022, May 2023 and December 2023 (such agreement, as amended, the “CD27 Agreement”) to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the CD27 Agreement were $430,000 for the three months ended March 31, 2024 and zero for the three months ended March 31, 2023.

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

Merck Neuromuscular License Agreement

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenues of zero for the three months ended March 31, 2024 and zero for the three months ended March 31, 2023 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

8.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of March 31, 2024, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2023	Issued	Exercised	Cancelled/Expired	Number Outstanding as of March 31, 2024	Range of Exercise Price
2017	March 2025 - June 2025	126	—	—	—	126	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	—	44	$0.14 - $21.80
2022	August 2025 - December 2029	123	—	—	—	123	$0.14 - $168.35
2023	December 2025 - April 2029	3,211	—	(780)	—	2,431	$3.25 - $5.26
Total number of shares underlying warrants		3,504	—	(780)	—	2,724

Warrant Exercises

During the three months ended March 31, 2024, the Company issued 780,000 shares of its common stock upon exercise of warrants and received proceeds of $1,000. The exercise price of all shares exercised during the three months ended March 31, 2024 was $0.001.

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

Common Stock

As of March 31, 2024, there were 11,350,460 shares of common stock issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

March 31, 2024
(in thousands)
Shares reserved for stock options and restricted stock units to purchase common stock under equity incentive plans	1,793
Shares reserved for future issuance of equity awards	1,411
Shares reserved for exercise of warrants	2,724
Total	5,928

During the three months ended March 31, 2024, the Company issued 780,000 shares of its common stock upon exercise of warrants and received proceeds of $1,000. The exercise price of all shares exercised was $0.001.

During the three months ended March 31, 2024, the Company issued 91,000 shares of its common stock for license expenses and recorded $250,000 as license expense within research and development expense.

During the three months ended March 31, 2024, the Company issued 82,000 shares of its common stock for professional services and recorded $219,000 as consulting expense within general and administrative expense.

During the three months ended March 31, 2023, the Company sold 126,503 shares of its common stock to individual investors under the Sales Agreement (as defined below) and received net proceeds of $751,000 in connection with the ATM (as defined below) equity offering program.

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

The second closing of the Private Placement was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. Had the second closing of the Private Placement occurred, the Company would have been obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the VWAP, plus (b) 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right was subject to remeasurement at each reporting date and the Company used the Monte Carlo simulation method to determine fair value of approximately $3.8 million as of December 31, 2023 and zero as of March 31, 2024 as at that time, the Company did not expect the second closing to occur. The Company incurred insignificant issuance costs related to the Private Placement.

9.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	March 31,
	2024	2023
	(in thousands)
Balance as of beginning of period	$—	$442
Decrease for provision of research services	—	(281)
Balance as of end of period	$—	$161

Merck

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis (“ALS”). The Company recognized zero in revenue for the three months ended March 31, 2024 and $281,000 for the three months ended March 31, 2023. As of March 31, 2024, the Company had zero in deferred revenue under the Merck Neuromuscular License Agreement.

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

In 2018, the 2008 Plan expired and 86,000 stock options granted prior to the 2008 Plan expiration remain outstanding as of March 31, 2024.

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

In February 2020, the 2010 Plan expired and 181,000 stock options granted prior to the expiration remain outstanding as of March 31, 2024.

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

In December 2022, the 2020 Plan expired and 199,000 stock options and 7,000 RSUs granted prior to the 2020 Plan expiration remain outstanding as of March 31, 2024.

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

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2023	1,975	$9.00	7.6	$604
Granted	—	$—
Exercised	—	$—
Forfeited	(66)	$4.18
Expired	(123)	$12.11
Outstanding as of March 31, 2024	1,786	$8.96	8.0	$—
Exercisable as of March 31, 2024	1,045	$12.10	7.2	$—

Fair Value of Stock Options

The Company did not grant any stock options during the three months ended March 31, 2024 or 2023.

Restricted Stock

The Company has granted restricted stock units (“RSUs”) under its equity incentive plans with both service-based and performance-based vesting conditions. As of March 31, 2024, the Company’s outstanding RSUs are time-based and have a grant date fair value of $176,000.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, excepts per share amounts)
Outstanding and unvested as of December 31, 2023	8	$27.14
Exercised/Released	(1)	$31.98
Cancelled/Forfeited	—	$—
Outstanding and unvested as of March 31, 2024	7	$26.62

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$74	$77
General and administrative	403	977
Total stock-based compensation	$477	$1,054

As of March 31, 2024, there was $1.5 million of unrecognized stock-based compensation related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of 1.6 years.

11.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(10,238)	$(6,451)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	11,443	8,361
Net loss per share, basic and diluted	$(0.89)	$(0.77)

(1) Included in the denominator were 663,000 weighted-average shares of common stock warrants for the three months ended March 31, 2024, with an exercise price of $0.14. Included in the denominator were 520,000 weighted-average shares of common stock warrants for the three months ended March 31, 2023, with an exercise price of $0.14.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Warrants to purchase common stock	2,560	482
Common stock options	1,786	708
Vested restricted stock subject to recall	56	56
Unvested restricted stock subject to repurchase	7	152
Total	4,409	1,398

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $23,000 for the three months ended March 31, 2024 and $40,000 for the three months ended March 31, 2023.

12.
Related Party Transactions

Stock Purchases

During the three months ended March 31, 2023, five members of the Company’s executive management purchased 35,000 shares of the Company’s common stock on the open market and one director of the Company purchased 5,000 shares of the Company’s common stock on the open market.

13.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

Annual Stock Awards and Employee Retention Policy

On April 11, 2024, the Compensation Committee of the Board approved and on April 14, 2024, the Board approved and adopted the Annual Stock Awards and Employee Retention Policy (the “Policy”), which will provide retention awards to key employees, including certain of the Company’s named executive officers. Under the Policy, the Company’s former Chief Executive Officer and the Company’s Chair of the Board, Shawn Iadonato, Ph.D., the Company’s President, Craig W. Philips, the Company’s Chief Financial Officer, Keith A. Baker, and the Company’s Chief Scientific Officer, Thierry Guillaudeux, Ph.D., received option awards to purchase 225,000, 225,000, 225,000 and 225,000 shares of the Company’s common stock, respectively. The awards are subject to three-part vesting: (i) 25% of the shares will vest upon award; (ii) 50% of shares will vest in the event of a Transaction or a Qualified Transaction, as such terms are defined in the Policy; and (iii) 25% of the shares will vest and become exercisable over the 36-month period following the award on the one-month anniversary of the vesting commencement date, subject to the optionee’s continued service through each vesting date.

Cash Retention Plan

On April 11, 2024, the Compensation Committee approved and on April 14, 2024, the Board approved and adopted the Cash Retention Plan (the “Plan”) to further align management’s interest with that of investors and to ensure retention of key employees, including certain of the Company’s named executive officers. Under the Plan, the following one-time bonuses will be paid within 30 days of the funding of a Qualified Transaction (as defined in the Plan): $83,333 to the Company’s President, Craig W. Philips, $72,917 to the Company’s Chief Financial Officer, Keith A. Baker, and $72,917 to the Company’s Chief Scientific Officer, Thierry Guillaudeux, Ph.D.

Nasdaq Bid Price Deficiency Letter

On April 18, 2024, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because the Company has not maintained a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the last 30 consecutive business days. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company has 180 calendar days from the date of the Notice, or until October 15, 2024, to regain compliance. If the Company is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180 day compliance period, provided that on the 180th day of the first compliance period it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on the Company's most recent public filings and market information and provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period.

Compliance can be achieved during any compliance period by meeting the applicable standard for a minimum of 10 consecutive business days during the applicable compliance period, unless Nasdaq exercises its discretion to extend this 10 day period as discussed in Rule 5810(c)(3)(H).

If the Company does not regain compliance with the bid price requirement within the compliance period, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Nasdaq staff to a hearings panel.

The Company intends to monitor the bid price of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the bid price requirement.

There can be no assurance that the Company will be able to regain compliance with the bid price requirement.

Settlement Agreement and Mutual Release

On April 22, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) by and between the Company and RLB Holdings Connecticut, LLC (“RLB”) to continue RLB’s investment in the Company and to resolve any and all potential claims or causes of action in connection with RLB’s failure to purchase $2,500,000 shares of the Company’s common stock pursuant to a financing agreement, dated as of June 5, 2022, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023.

Pursuant to the Settlement Agreement, within five (5) days of the Agreement, RLB shall purchase $500,000 of shares of Common Stock, to be adjusted as necessary to avoid the issuance of any fractional shares (the “Share Purchase Price”), and in exchange, within ten (10) days of receiving the Share Purchase Price, Kineta shall issue to RLB such number of shares of Common Stock equal to the Share Purchase Price divided by the sum of (i) the Nasdaq Official Closing Price of Common Stock for the five trading days prior to the date of the Agreement (the “NOCP”) and (ii) 20% of the NOCP. On April 23, 2024, the Company received cash proceeds of $500,000 from RLB and on May 1, 2024, the Company issued 903,995 shares of its common stock to RLB.

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

Overview

On February 29, 2024, we announced that we had completed a review of our business, including the status of our programs, resources and capabilities. Following this review, we implemented a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring included a reduction in our workforce by approximately 64% and the termination of enrollment of new patients in our ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. We have made this decision, in part, because certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement (as defined below).

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $10.2 million for the three months ended March 31, 2024 and $6.5 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $176.0 million.

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

From inception to March 31, 2024, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of March 31, 2024, we had cash of $1.8 million, and there is substantial doubt about our ability to continue as a going concern. For more information, see the risk factor in Item 1A. of this Quarterly Report on Form 10-Q entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

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

The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. We are pursuing litigation or seeking other settlements against the investors for the failure to fund.

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

Nasdaq Bid Price Deficiency Letter

On April 18, 2024, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because the Company has not maintained a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the last 30 consecutive business days. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company has 180 calendar days from the date of the Notice, or until October 15, 2024, to regain compliance. If the Company is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180 day compliance period, provided that on the 180th day of the first compliance period it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on the Company's most recent public filings and market information and provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period.

Compliance can be achieved during any compliance period by meeting the applicable standard for a minimum of 10 consecutive business days during the applicable compliance period, unless Nasdaq exercises its discretion to extend this 10 day period as discussed in Rule 5810(c)(3)(H).

If the Company does not regain compliance with the bid price requirement within the compliance period, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Nasdaq staff to a hearings panel.

The Company intends to monitor the bid price of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the bid price requirement.

There can be no assurance that the Company will be able to regain compliance with the bid price requirement.

Financial Operations Overview

Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Our revenues have been primarily derived from our collaboration, research and license agreements as well as grants awarded by government agencies.

We have completed research and development services under the grant agreements and do not expect to recognize any revenue during 2024.

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

Subject to receiving adequate funding, we expect our research and development expenses to increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approvals, which will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation for personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We also incur expenses to operate as a public company, including expenses related to compliance with the rules and regulations of the

SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services. Subject to receiving adequate funding, we expect our general and administrative expenses to be lower in 2024 as a result of the corporate restructuring announced in February 2024.

Other (Expense) Income

Interest Income

Interest income consists of interest earned on short-term money market accounts.

Interest Expense

Interest expense consists of interest charged on outstanding invoices and outstanding borrowings under several notes payable agreements.

Change in Fair Value Measurement of Rights from Private Placement

Change in fair value of other asset relates to the remeasurement of the rights from Private Placement that we determined was a derivative, which requires the asset to be accounted for at fair value. Until settlement, the rights from Private Placement is remeasured at fair value at each reporting period with the changes in fair value recorded in the statement of operations. As of March 31, 2024, the rights from Private Placement was deemed to have no value, as the second closing of the Private Placement was not expected to occur, and therefore the rights from Private Placement was written off and recorded in the statement of operations.

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

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenues:
Collaboration revenues	$—	$281	$(281)
Total revenues	—	281	(281)
Operating expenses:
Research and development	2,726	2,843	(117)
General and administrative	3,680	3,924	(244)
Total operating expenses	6,406	6,767	(361)
Loss from operations	(6,406)	(6,486)	80
Other (expense) income:
Interest income	48	54	(6)
Interest expense	(42)	(23)	(19)
Change in fair value of rights from Private Placement	(3,832)	—	(3,832)
Change in fair value of measurement of notes payable	(9)	(6)	(3)
Other income (expense), net	(8)	(19)	11
Total other (expense) income, net	(3,843)	6	(3,849)
Net loss	(10,249)	(6,480)	(3,769)
Net income (loss) attributable to noncontrolling interest	(11)	(29)	18
Net loss attributable to Kineta, Inc.	$(10,238)	$(6,451)	$(3,787)

Revenues

Collaboration revenues were zero for the three months ended March 31, 2024 and $281,000 for the three months ended March 31, 2023 as a result of research services provided under the Merck Neuromuscular License Agreement pursuant to which the Company became a successor in interest in connection with the Merger. Upon completion of the Merger, we had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. As of December 31, 2023, we have completed the project services and had zero in deferred revenue under the Merck Neuromuscular License Agreement. We do not expect to earn any revenue from this license in 2024 or 2025.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Direct external program expenses:
KVA12123 program	$1,838	$1,784	$54
CD27 program	430	271	159
KCP-506 program	23	104	(81)
Internal and unallocated expenses:
Personnel-related costs	348	349	(1)
Facilities and related costs	40	300	(260)
Other costs	47	35	12
Total research and development expenses	$2,726	$2,843	$(117)

Research and development expenses were $2.7 million for the three months ended March 31, 2024 and $2.8 million for the three months ended March 31, 2023 and decreased by $117,000, or 4%. The increase in direct external program expenses of $132,000 was primarily due to higher activities for KVA12123, our lead product candidate, and licensing costs for CD27, partially offset by lower activities for KCP-506 as we focused on our lead product candidates. Subject to receiving adequate funding, we expect our direct external program expenses to increase during the next few years as we advance our clinical trials of KVA12123. The decrease in our internal and unallocated research and development expenses of $249,000 was primarily due to lower facilities allocations expense as we transitioned to clinical trials in 2023 and ceased using our laboratory space.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended March 31, 2024 and $3.9 million for the three months ended March 31, 2023 and decreased by $244,000, or 6%. The decrease was primarily due to a decrease in personnel costs of $538,000 and other administrative expenses of $328,000, partially offset by an increase in professional services of $441,000 and higher facilities allocation of $181,000. Personnel costs decreased primarily due to lower stock-based compensation of $574,000 as the result of stock-compensation expense related to RSUs with performance conditions for the three months ended March 31, 2023. Other administrative expenses decreased primarily due to non-recurring settlement expense of $250,000 incurred for the three months ended March 31, 2023. Professional expenses increased primarily due to higher consulting costs, partially offset by lower legal fees. Facilities allocation expenses increased as a greater percentage of overall facilities costs were expensed to general and administrative once we ceased using our laboratory space in 2023. Subject to receiving adequate funding, we expect our general and administrative expenses to decrease in 2024 due to lower administrative headcount and lower facility costs.

Other Income and expense, net

Interest Income

Interest income was $48,000 for the three months ended March 31, 2024 and $54,000 for the three months ended March 31, 2023 and decreased by $6,000. Interest income decreased due to lower balances in interest-bearing accounts in 2024.

Interest Expense

Interest expense was $42,000 for the three months ended March 31, 2024 and $23,000 for the three months ended March 31, 2023 and increased by $19,000. Interest expense increased primarily due to interest on an outstanding vendor invoice.

Change in Fair Value Measurement of Private Placement

Change in fair value of other asset was a loss of $3.8 million for the three months ended March 31, 2024 and zero for the three months ended March 31, 2023. We determined the fair value of the rights from private placement to be zero as the second closing of the Private Placement did not occur. As a result, we wrote off the balance of the rights from Private Placement.

Change in Fair Value Measurement of Notes Payable

Change in fair value of notes payable was a loss of $9,000 for the three months ended March 31, 2024 and was a loss of $6,000 for the three months ended March 31, 2023.

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

Sources of Liquidity

Since our inception through March 31, 2024, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront and milestone payments from our license agreements. As of March 31, 2024, we had $1.8 million in cash and an accumulated deficit of $176.0 million. Subject to receiving adequate funding, we expect that our operating expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

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

As of March 31, 2024, we had cash of $1.8 million, and there is substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

We do not currently have any commitments for future funding or additional capital. As noted above, the investors failed to fulfill their contractual obligation to consummate the Private Placement. We are pursuing litigation or seeking other settlements against the investors for the failure to fund. Due to the lack of commitments for future funding or additional capital, we have paused or significantly scaled back the development or commercialization of our future product candidates or other research and development initiatives. If we are unable to complete a strategic transaction or raise additional capital in sufficient amounts, we will not be able to continue our business and we may need to file for bankruptcy protection.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,011)	$(4,940)
Investing activities	—	285
Financing activities	1	750
Net change in cash and cash equivalents	$(4,010)	$(3,905)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $4.0 million, consisting of a net loss of $10.2 million, partially offset by noncash charges of $5.0 million and a change in other net operating assets and liabilities of $1.3 million. The noncash charges primarily consisted of a $3.8 million change in fair value of rights from Private Placement, $477,000 in stock-based compensation, $469,000 in common stock issued for services and $199,000 noncash operating lease expense. Our change in net operating assets and liabilities primarily resulted from an increase in accounts payable and accrued liabilities of $1.7 million and prepaid expenses and other current assets of $193,000, partially offset by a decrease in operating lease liability of $228,000.

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

Investing Activities

Cash provided by investing activities was zero for the three months ended March 31, 2024 and $285,000 for the three months ended March 31, 2023 consisting of cash received from the sale of certain property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was insignificant and was $750,000 for the three months ended March 31, 2023, primarily related to net proceeds from the issuance of our common stock to investors pursuant to the Open Market Sale AgreementSM, dated February 10, 2023, by and between the Company and Jefferies LLC.

Debt Obligations

Notes Payable

As of March 31, 2024, we had outstanding notes payable in an aggregate principal amount of $779,000 at interest rates that range from 3.75% to 6%, of which $629,000 is due within the next 12 months. The principal amount of each note payable is due at a specified periodic repayment date and/or at maturity, with such dates ranging from June 2024 to on or after September 2050.

See Note 5 to our consolidated financial statements included in this Quarterly Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirements greater than 12 months are related to other contractual obligations and commitments related to license agreements and leases.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of March 31, 2024, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We lease office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expires in July 2024. As of March 31, 2024, undiscounted future minimum lease payments of $323,000 remain pursuant to the lease agreement.

We have entered into an engagement letter with an investment bank whereby we may be obligated to pay certain fees for financings and investment related transaction costs. This engagement letter expires on May 22, 2024.

In addition, we enter into agreements in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other research and development services. Such agreements generally provide for termination upon notice, although obligate us to reimburse vendors for any time or costs incurred through the date of termination.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting estimates used in the preparation of our financial statements for the three months ended March 31, 2024 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to completion of the Merger, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our financial statements for the year ended December 31, 2022 and in connection with the review of our financial statements for the six months ended June 30, 2023, our management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses for the year ended December 31, 2023 relate to accounting for complex financial instruments related to the derivative asset, accounting for offering costs and accounting for allocated facilities costs. The material weakness for the year ended December 31, 2022 relates to accounting for complex financial instruments related to warrants issued to certain existing stockholders. The material weaknesses are still present and have not been remediated.

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2024. Based on this evaluation and for the reasons set forth above, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors included in our 2023 Annual Report on Form 10-K. The following risk factor, together with the risks and uncertainties referenced above, should be considered carefully before making an investment decision. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The second closing of the Private Placement did not close as anticipated, and Kineta currently does not have any commitments for future funding or additional capital.

As previously disclosed, we entered into the Securities Purchase Agreement with certain investors to sell shares of our common stock to such investors in the Private Placement. The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was scheduled to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. Kineta does not have any commitments for future funding or additional capital. Kineta is pursuing litigation or seeking other settlements against the investors for the failure to fund. Due to the lack of commitments for future funding or additional capital, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

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

As of March 31, 2024, Kineta had $1.8 million in cash, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Kineta does not currently have any commitments for future funding or additional capital. As noted above, the investors failed to fulfill their contractual obligation to consummate the Private Placement. The Company is pursuing litigation or seeking other settlements against the investors for the failure to fund. Due to the lack of commitments for future funding or additional capital, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Capital Market has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market.

On April 18, 2024, the Company received the Notice from the Listing Qualifications Department of Nasdaq stating that Kineta was not in compliance with Nasdaq Listing Rule 5550(b)(2) because Kineta did not maintain a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the last 30 consecutive business days. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company has 180 calendar days from the date of the Notice, or until October 15, 2024, to regain compliance. If the Company is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180 day compliance period, or until April 13, 2025, provided that on the 180th day of the first compliance period it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on the Company’s most recent public filings and market information and provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period.

The Company intends to monitor the bid price of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the bid price requirement. There can be no assurance that the Company will be able to regain compliance with the bid price requirement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

4.1	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
4.2	Form of Common Warrant (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
4.3	Form of Wainwright Warrant (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on October 5, 2023 and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

++ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kineta, Inc.

Date: May 15, 2024	By:	/s/ Craig Philips
Craig Philips
President
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Keith A. Baker
Keith A. Baker
Chief Financial Officer
(Principal Financial Officer)