Form 10-Q
period 2024-06-30
KINETA, INC./DE
filed 2024-08-08
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of August 6, 2024 was 12,261,407.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KINETA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$900	$5,783
Restricted cash	75	75
Prepaid expenses and other current assets	355	119
Total current assets	1,330	5,977
Operating right-of-use asset	69	472
Rights from Private Placement	—	3,832
Total assets	$1,399	$10,281
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,484	$3,694
Accrued expenses and other current liabilities	1,184	2,211
Notes payable, current portion	629	620
Operating lease liability, current portion	81	547
Total current liabilities	9,378	7,072
Notes payable, net of current portion	—	150
Total liabilities	9,378	7,222
Commitments and contingencies (Note 6)
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 125,000 shares authorized as of June 30, 2024 and December 31, 2023; 12,257 and 10,397 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	10
Additional paid-in capital	170,483	168,669
Accumulated deficit	(178,631)	(165,789)
Total stockholders’ equity (deficit) attributable to Kineta, Inc.	(8,136)	2,890
Noncontrolling interest	157	169
Total stockholders’ equity (deficit)	(7,979)	3,059
Total liabilities and stockholders’ equity (deficit)	$1,399	$10,281

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Licensing revenues	$—	$5,000	$—	$5,000
Collaboration revenues	—	161	—	442
Total revenues	—	5,161	—	5,442
Operating expenses:
Research and development	1,001	2,710	3,727	5,553
General and administrative	1,587	3,431	5,267	7,355
Total operating expenses	2,588	6,141	8,994	12,908
Loss from operations	(2,588)	(980)	(8,994)	(7,466)
Other (expense) income:
Interest income	16	67	64	121
Interest expense	(32)	(21)	(74)	(44)
Change in fair value of rights from Private Placement	—	1,221	(3,832)	1,221
Change in fair value measurement of notes payable	—	(7)	(9)	(13)
Other income (expense), net	(1)	95	(9)	76
Total other (expense) income, net	(17)	1,355	(3,860)	1,361
Net income (loss)	$(2,605)	$375	$(12,854)	$(6,105)
Net income (loss) attributable to noncontrolling interest	(1)	(11)	(12)	(40)
Net income (loss) attributable to Kineta, Inc.	$(2,604)	$386	$(12,842)	$(6,065)
Net income (loss) per share, basic and diluted	$(0.20)	$0.04	$(1.01)	$(0.65)
Weighted-average shares outstanding, basic and diluted	13,061	9,939	12,723	9,339

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of January 1, 2023	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock	127	1	751	—	752	—	752
Issuance of common stock upon exercise of warrants	51	—	7	—	7	—	7
Issuance of common stock upon vesting of RSUs	23	—	—	—	—	—	—
Issuance of common stock for services	12	—	41	—	41	—	41
Stock-based compensation	—	—	1,054	—	1,054	—	1,054
Net loss	—	—	—	(6,451)	(6,451)	(29)	(6,480)
Balance as of March 31, 2023	8,531	$9	$157,959	$(158,141)	$(173)	$117	$(56)
Issuance of common stock	948	1	5,478	—	5,479	—	5,479
Issuance of common stock upon exercise of warrants	144	—	10	—	10	—	10
Issuance of common stock upon vesting of RSUs	109	—	(69)	—	(69)	—	(69)
Stock-based compensation	—	—	1,870	—	1,870	—	1,870
Net income (loss)	—	—	—	386	386	(11)	375
Balance as of June 30, 2023	9,732	$10	$165,248	$(157,755)	$7,503	$106	$7,609

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Equity (Deficit) Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of January 1, 2024	10,397	$10	$168,669	$(165,789)	$2,890	$169	$3,059
Issuance of common stock upon exercise of warrants	780	1	—	—	1	—	1
Issuance of common stock for services	173	—	469	—	469	—	469
Stock-based compensation	—	—	477	—	477	—	477
Net loss	—	—	—	(10,238)	(10,238)	(11)	(10,249)
Balance as of March 31, 2024	11,350	$11	$169,615	$(176,027)	$(6,401)	$158	$(6,243)
Issuance of common stock	904	1	499	—	500	—	500
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—	—
Stock-based compensation	—	—	369	—	369	—	369
Net loss	—	—	—	(2,604)	(2,604)	(1)	(2,605)
Balance as of June 30, 2024	12,257	$12	$170,483	$(178,631)	$(8,136)	$157	$(7,979)

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(12,854)	$(6,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of rights from Private Placement	3,832	(1,221)
Change in fair value of notes payable	9	13
Non-cash stock-based compensation	846	2,924
Non-cash operating lease expense	403	359
Depreciation and amortization	—	4
Common stock issued for services	469	41
Gain on disposal of asset	—	(92)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(236)	206
Accounts payable	3,790	(529)
Accrued expenses and other current liabilities	(1,027)	(1,654)
Operating lease liability	(466)	(409)
License receivable	—	(5,000)
Deferred revenue	—	(442)
Net cash used in operating activities	(5,234)	(11,905)
Investing activities:
Proceeds from sale of property and equipment	—	303
Net cash provided by investing activities	—	303
Financing activities:
Proceeds from private placement	—	5,479
Proceeds from issuance of common stock and pre-funded warrants	500	752
Proceeds from exercise of warrants	1	17
Repayments of notes payable	(150)	—
Repayments of finance lease liabilities	—	(19)
Net cash provided by financing activities	351	6,229
Net change in cash and restricted cash	(4,883)	(5,373)
Cash and restricted cash at beginning of year	5,858	13,268
Cash and restricted cash at end of year	$975	$7,895
Components of cash and restricted cash:
Cash	$900	$7,770
Restricted cash	75	125
Total cash and restricted cash	$975	$7,895
Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$25
Supplemental disclosure of noncash investing and financing activities:
Withholding to cover taxes from RSU vesting	$—	$69

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

As of June 30, 2024 and December 31, 2023, the Company owned a majority interest of the outstanding issued equity of KCP and all of the outstanding issued equity of KVHF. On November 30, 2023, the Company dissolved KVHF and assumed all of the outstanding issued equity. As of June 30, 2024, the Company owns a majority interest of the outstanding issued equity of KCP.

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

Going Concern and Capital Resources

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of June 30, 2024, had an accumulated deficit of $178.6 million. The net loss attributable to the Company was $12.9 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had unrestricted cash of $900,000, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

Kineta is exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action.

On July 3, 2024 (the “Effective Date”), the Company entered into an exclusivity and right of first offer agreement (the “TuHURA Agreement”) by and between the Company and TuHURA Biosciences, Inc., a Delaware corporation (“TuHURA”).

Pursuant to the TuHURA Agreement, among other things, Kineta has granted TuHURA an exclusive right to acquire Kineta’s worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets associated with and derived from its development program related to KVA12123, the Company’s VISTA blocking immunotherapy, during the period commencing as of the Effective Date and continuing through the first to occur of (a) the execution of any Definitive Agreement (as defined in the TuHURA Agreement) with respect to a Potential Transaction (as defined in the TuHURA Agreement) by TuHURA or one or more of its affiliates and (b) 11:59 PM Eastern Time on October 1, 2024, subject to extension as noted in the following sentence (the “Exclusivity Period”). In the event that the Parties are engaged in good faith discussions regarding a Potential Transaction on the date on which the Exclusivity Period (or any renewal thereof) is scheduled to expire and TuHURA has not yet closed the transactions contemplated by that previously announced agreement and plan of merger by and among TuHURA, Kintara Therapeutics, Inc. (“Kintara”) and Kayak Mergeco, Inc., a wholly-owned subsidiary of Kintara, then on such date, the Exclusivity Period shall automatically renew for an additional ten (10) day period (a “Renewal Period”) (up to a total of two (2) renewal periods for an aggregate of twenty (20) days).

In consideration for Kineta’s compliance with its obligations set forth in the TuHURA Agreement, TuHURA paid to Kineta $5.0 million (the “Exclusivity Payment”) in July 2024. No later than two (2) business days after a Renewal Period has started (to be confirmed in writing by both Parties), TuHURA shall pay an additional $150,000 as an additional Exclusivity Payment, in an amount not to exceed $300,000 for the two (2)

available Renewal Periods. The Exclusivity Payment will be credited against the initial cash consideration that may be payable to Kineta pursuant to any Definitive Agreement (if any) between Kineta and TuHURA and/or its affiliates with respect to a Potential Transaction.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements, as of June 30, 2024 and for the three and six months ended June 30, 2024, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (the “2023 Annual Report on Form 10-K”). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2024 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Revenue Recognition

Licensing Revenues

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement (defined below), which triggered a $5.0 million payment. This collaboration focused on the discovery and development of novel candidates for the treatment of amyotrophic lateral sclerosis (“ALS”). Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenues of zero for the three and six months ended June 30, 2024.The Company recognized one-time licensing revenue of $5.0 million for the three months ended June 30, 2023.

Collaboration Revenues

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete. The Company recognized collaboration revenues of zero for the three and six months ended June 30, 2024. The Company recognized collaboration revenues of $161,000 for the three months ended June 30, 2023 and $442,000 for the six months ended June 30, 2023. As of June 30, 2023, the Company completed its project services under the Merck Neuromuscular License Agreement.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common share equivalents. For the three and six months ended June 30, 2024 and the six months ended June 30, 2023, the Company reported a net loss and the diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the three months ended June 30, 2023, the diluted net income per common share was the same as basic net income per common share, as all potentially dilutive common share equivalents were determined to be anti-dilutive, using the treasury stock method.

3.
Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, and accounts payable, approximate fair value due to the short-term nature of those instruments.

Rights from Private Placement

The Company determined that the rights from Private Placement was a derivative asset, which required the asset to be accounted for at fair value. As of March 31, 2024, the Company did not expect the second closing of the Private Placement to occur and as a result, the Company deemed the fair value of the rights from Private Placement to be zero. The Company recorded a loss in the fair value of Private Placement of zero for the three months ended June 30, 2024 and $3.8 million for the six months ended June 30, 2024, which is recorded in other income (expense) in the Statement of Operations.

The fair value as of June 30, 2023 was determined using a Monte Carlo simulation based on the contractual funding date of July 25, 2023, minimum contractual purchase price of $3.18 and historical stock prices. The significant unobservable inputs used in the fair value measurement as of June 30, 2023 were as follows: volatility of 73%, risk-free interest rate of 5.11% and funding probability of 75%, which resulted in a change in fair value of $1.2 million for the three and six months ended June 30, 2023, which is recorded in other income (expense) in the Statement of Operations. The fair value measurement as of June 30, 2023 was approximately $3.5 million.

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$3,832	$2,250
Change in fair value of rights from Private Placement	(3,832)	1,221
Balance at end of period	$—	$3,471

2020 Notes

The Company elected the fair value option to account for the 2020 notes (as defined below) (see Note 5).

During 2024, the Company did not obtain an independent valuation of the 2020 notes as they matured on July 31, 2024 and the fair value approximates the principal amount.

The 2020 notes were valued using a discounted cash flow model based on the contractual payment dates, a discount rate and the contractual maturity date. The significant unobservable inputs used in the fair value measurement of the 2020 notes as of June 30, 2023 were as follows: discount rate of 14.0% and contractual payment date of 1.0 year, which resulted in a fair value for the 2020 notes of $232,000.

The following table provides a summary of the changes in the fair value of the 2020 notes payable measured using Level 3 inputs:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$241	$219
Change in fair value of 2020 notes	9	13
Balance at end of period	$250	$232

4.
Balance Sheet Components

Property and Equipment, Net

There was no property and equipment as of June 30, 2024 or December 31, 2023.

Depreciation and amortization expense was zero for the three and six months ended June 30, 2024. Depreciation and amortization expense was $2,000 for the three months ended June 30, 2023 and $4,000 for the six months ended June 30, 2023. During the three months ended June 30, 2023, the Company disposed of assets with a net carrying value of $36,000 and received proceeds of $17,000. During the six months ended June 30, 2023, the Company disposed of assets with a net carrying value of $211,000 and received proceeds of $303,000. The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	June 30,	December 31,
	2024	2023
	(in thousands)
Accrued interest	$471	$417
Compensation and benefits	419	1,312
Accrued clinical trial and preclinical costs	104	251
Professional services	77	97
Other	113	134
Total accrued expenses and other current liabilities	$1,184	$2,211

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	June 30, 2024		December 31, 2023
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$250	$250	$241
Other notes payable	379	379	379	379
Small Business Administration loan	—	—	150	150
Total notes payable	$629	629	$779	770
Less: current portion		629		620
Notes payable, net of current portion		$—		$150

The Company elected the fair value option for the 2020 notes (see Note 3). The other notes payable and Small Business Administration loan approximate their fair value because interest rates are at prevailing market rates.

2020 Notes

In October 2020, the Company refinanced certain notes payable (the “2020 notes”), with an aggregate principal amount of $3.0 million with various investors, including one investor that is a related party. The interest rate was reduced on the 2020 notes from 16.0% to 6.0% from October 2020 until the earlier of (i) the Company raises at least $25.0 million in a single transaction or series of transactions after October 2020 and (ii) the original maturity dates (that is, various dates in the first quarter of 2022), after which the interest rate increases to 16.0%. The outstanding principal is due upon demand of the majority of the lenders with respect to (i) 50% on or after nine months after the original maturity date (or on or after various dates in the fourth quarter of 2022) and (ii) 50% on or after fifteen months after the original maturity date (or on or after various dates in the second quarter of 2023). The Company may repay the 2020 notes at any time without penalty. Upon bankruptcy the lender can accelerate all amounts due immediately.

In August 2022, the Company settled $1.4 million in outstanding principal and accrued interest by issuing 59,000 shares of the Company’s non-voting common stock at a 15% discount. The Company extended the maturity date for the remaining 2020 notes with a principal balance of $250,000 to July 31, 2024 and reduced the interest rate to 6%, which was accounted for as a modification. As the 2020 notes were valued pursuant to the fair value election, an immaterial gain was recognized upon extinguishment. The 2020 notes matured on July 31, 2024 and are payable anytime after the maturity date upon demand by the holder.

Other Notes Payable

The Company issued several other notes payable in 2019 and early 2020 at a 12.0% interest rate per annum, with the principal amounts due in full at maturity and interest due monthly or quarterly. The other notes payable were due to mature at various dates between December 2020 through early 2022.

The other notes payable were amended in October 2020 to increase the interest rate to 13.0% and extend the maturity date to be on demand by a majority of the holders on or after April 7, 2022, which resulted in a modification of the other notes payable. The Company may prepay the other notes payable at any time without penalty. In April 2022, the Company extended the maturity date for the remaining other notes payable with a principal balance of $379,000 to June 30, 2024 and decreased the interest rate to 6.0% interest, which was accounted for as a modification. As the other notes payable approximated their fair value, no gain or loss was recognized upon extinguishment. The other notes payable matured on June 30, 2024 and are payable anytime after the maturity date upon demand by the holder.

Small Business Administration Loan

In August 2020, the Company received a U.S. Small Business Administration (“SBA”) loan of $150,000 at a 3.75% interest rate and maturing in August 2050. Repayments of principal are due monthly beginning in June 2027 and interest is due monthly. The Company repaid the SBA loan and accrued interest in April 2024.

6.
Commitments and Contingencies

Leases

Operating Lease

The Company leased office and laboratory premises in Seattle, Washington pursuant to a lease agreement that commenced in April 2011 and expired on July 31, 2024. This lease was not extended and no other facility lease was entered into as the Company's employees work remotely. The agreement, which required monthly lease payments, was subject to annual rent escalations during the lease term, and contained two five-year options to extend the lease term. In June 2020, the Company amended the lease agreement to reduce the leased space for the premises from approximately 22,064 square feet to approximately 14,870 square feet, which was accounted for as a lease modification and partial termination of the lease.

Under the lease agreement, the Company was required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes and utilities. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was $208,000 for the three months ended June 30, 2024 and variable costs were $151,000. Rent expense was $416,000 for the six months ended June 30, 2024 and variable costs were $302,000. Rent expense was $214,000 for the three months ended June 30, 2023 and variable costs were $137,000. Rent expense was $450,000 for the six months ended June 30, 2023 and variable costs were $310,000.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Future undiscounted payments due under the operating lease as of June 30, 2024 were as follows:

Years	(in thousands)
2024	$81
Less: Imputed interest	-
Operating lease liability	81
Less: Operating lease liability, current portion	(81)
Operating lease liability, net of current portion	$—

Supplemental information on the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for operating lease agreement (in thousands)	$242	$235	$480	$466
Remaining lease term (in years)	0.1	1.1	0.1	1.1
Incremental borrowing rate	10%	10%	10%	10%

The Company subleases portions of its premises in Seattle, Washington to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleases approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. In December 2023, the sublease expiration date was extended from December 2023 to July 2024. Sublease income is recorded within operating expenses and was $49,000 for the three months ended June 30, 2024 and $97,000 for the six months ended June 30, 2024. Sublease income was $49,000 for the three months ended June 30, 2023 and $97,000 for the six months ended June 30, 2023. As of June 30, 2024, the total minimum rentals to be received under the remaining noncancelable sublease was $10,000.

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

7.
Strategic License Agreements

Anti-VISTA Antibody Program In-License Agreement

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, Inc. (“GigaGen”), which was amended in November 2020 and further amended in May 2023 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the VISTA Agreement were zero for the three and six months ended June 30, 2024 and zero for the three and six months ended June 30, 2023.

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

Anti-CD27 Agonist Antibody Program In-License Agreement

In June 2021, Kineta entered into an Option and License Agreement with GigaGen, as amended in July 2022, December 2022, May 2023 and December 2023 (such agreement, as amended, the “CD27 Agreement”) to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the CD27 Agreement were zero for the three months ended June 30, 2024 and $430,000 for the six months ended June 30, 2024. License expenses for the CD27 Agreement were zero for the three and six months ended June 30, 2023.

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

Merck Neuromuscular License Agreement

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenues of zero for the three and six months ended June 30, 2024 and $5.0 million for the three and six months ended June 30, 2023 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

8.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of June 30, 2024, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2023	Issued	Exercised	Cancelled/Expired	Number Outstanding as of June 30, 2024	Range of Exercise Price
2017	March 2025 - June 2025	126	—	—	—	126	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	—	44	$0.14 - $21.80
2022	August 2025 - December 2029	123	—	—	—	123	$0.14 - $168.35
2023	December 2025 - April 2029	3,211	—	(780)	—	2,431	$3.25 - $5.26
Total number of shares underlying warrants		3,504	—	(780)	—	2,724

Warrant Exercises

During the six months ended June 30, 2024, the Company issued 780,000 shares of its common stock upon exercise of warrants and received proceeds of $1,000. The exercise price of all shares exercised during the six months ended June 30, 2024 was $0.001.

As of June 30, 2023, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2022	Issued	Exercised	Cancelled/Expired	Number Outstanding as of June 30, 2023	Range of Exercise Price
2013	April 2023	12	—	—	(12)	—
2017	November 2023 - June 2025	131	—	—	—	131	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	(4)	40	$0.14 - $21.80
2020	October 2023	45	—	—	—	45	$0.14
2022	August 2025 - December 2029	301	—	(128)	—	173	$0.14 - $168.35
2023	August 2028 - April 2033	—	1,973	(67)	—	1,906	$4.08 - $5.26
Total number of shares underlying warrants		533	1,973	(195)	(16)	2,295

During the six months ended June 30, 2023, the Company issued 195,000 shares of its common stock upon exercise of warrants and received proceeds of $17,000. The exercise price of all shares exercised during the six months ended June 30, 2023 ranged from $0.001 to $0.14.

Common Stock

As of June 30, 2024, there were 12,256,861 shares of common stock issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

June 30, 2024
(in thousands)
Shares reserved for stock options and restricted stock units to purchase common stock under equity incentive plans	2,456
Shares reserved for future issuance of equity awards	702
Shares reserved for exercise of warrants	2,724
Total	5,882

On April 22, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) by and between the Company and RLB Holdings Connecticut, LLC (“RLB”) to continue RLB’s investment in the Company and to resolve any and all potential claims or causes of action in connection with RLB’s failure to purchase $2.5 million of shares of the Company’s common stock pursuant to a financing agreement, dated as of June 5, 2022, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023.

Pursuant to the Settlement Agreement, on April 23, 2024, the Company received cash proceeds of $500,000 from RLB and on May 1, 2024, the Company issued 903,995 shares of its common stock to RLB.

During the six months ended June 30, 2024, the Company issued 780,000 shares of its common stock upon exercise of warrants and received proceeds of $1,000. The exercise price of all shares exercised was $0.001.

During the six months ended June 30, 2024, the Company issued 91,000 shares of its common stock for license expenses and recorded $250,000 as license expense within research and development expense.

During the six months ended June 30, 2024, the Company issued 82,000 shares of its common stock for professional services and recorded $219,000 as consulting expense within general and administrative expense.

During the six months ended June 30, 2024, the Company issued 3,000 shares of its common stock upon vesting of restricted stock units.

During the three months ended June 30, 2023, the Company issued 948,000 shares of its common stock and issued pre-funded warrants in connection with the Company’s registered direct offering which took place in April 2023 and received net proceeds of $5.5 million.

During the six months ended June 30, 2023, the Company sold 126,503 shares of its common stock to individual investors under the sales agreement with Jefferies LLC with respect to an at-the-market (“ATM”) offering program and received net proceeds of $0.8 million in connection with the ATM equity offering program.

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

During the three months ended June 30, 2023, the Company issued 109,000 shares of its common stock upon vesting of restricted stock units, of which 81,000 shares were issued to members of the Company’s executive management, 8,000 shares were issued to directors of the Company and 20,000 were issued to employees, former employees and former Board members. During the six months ended June 30, 2023, the Company issued 132,000 shares of its common stock upon vesting of restricted stock units. 100,000 shares were issued to members of the Company’s executive management, 10,000 shares were issued to directors of the Company and 22,000 were issued to employees, former employees and former Board members.

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

The second closing of the Private Placement was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. Had the second closing of the Private Placement occurred, the Company would have been obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the VWAP, plus (b) 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right was subject to remeasurement at each reporting date and the Company used the Monte Carlo simulation method to determine fair value of approximately $3.8 million as of December 31, 2023 and zero as of June 30, 2024 as at that time, the Company did not expect the second closing to occur. The Company incurred insignificant issuance costs related to the Private Placement.

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

The Company has 180 calendar days from the date of the Notice, or until October 15, 2024, to regain compliance. If the Company is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180-day compliance period, provided that on the 180th day of the first compliance period it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on the Company's most recent public filings and market information and provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period.

Compliance can be achieved during any compliance period by meeting the applicable standard for a minimum of 10 consecutive business days during the applicable compliance period, unless Nasdaq exercises its discretion to extend this 10 day period as discussed in Rule 5810(c)(3)(H).

If the Company does not regain compliance with the bid price requirement within the compliance period, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Nasdaq staff (the “Staff”) to a hearings panel.

The Company intends to monitor the bid price of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the bid price requirement.

There can be no assurance that the Company will be able to regain compliance with the bid price requirement.

Nasdaq Stockholders’ Equity Deficiency Letter

On May 23, 2024, the Company received written notice (the “Equity Notice”) from Nasdaq informing the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq because the Company reported stockholders’ equity of negative $6,243,000 in its Quarterly Report on Form 10-Q for the period ended March 31, 2024, and, as of the date of the Equity Notice, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company timely submitted the compliance plan to the Staff on July 8, 2024. If the plan is accepted, the Staff may grant the Company an extension period of up to 180 calendar days from the date of the Notice to evidence compliance. There can be no assurance that the Company will be able to regain compliance with the continued listing requirements or that the Staff will grant the Company a further extension of time to regain compliance. If the Staff does not accept the Company’s plan or if the Company is unable to regain compliance within any extension period granted by the Staff, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Staff to a hearings panel.

9.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	June 30,
	2024	2023
	(in thousands)
Balance as of beginning of period	$—	$442
Decrease for provision of research services	—	(442)
Balance as of end of period	$—	$—

Merck

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including ALS. The Company recognized zero in revenue for the three and six months ended June 30, 2024. The Company recognized revenue of $161,000 for the three months ended June 30, 2023 and $442,000 for the six months ended June 30, 2023. As of June 30, 2024, the Company had zero in deferred revenue under the Merck Neuromuscular License Agreement.

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

In 2018, the 2008 Plan expired and 86,000 stock options granted prior to the 2008 Plan expiration remain outstanding as of June 30, 2024.

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

In February 2020, the 2010 Plan expired and 102,000 stock options granted prior to the expiration remain outstanding as of June 30, 2024.

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

In December 2022, the 2020 Plan expired and 190,000 stock options and 2,000 RSUs granted prior to the 2020 Plan expiration remain outstanding as of June 30, 2024.

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

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2023	1,975	$9.00	7.6	$604
Granted	940	$0.36
Exercised	—	$—
Forfeited	(296)	$8.83
Expired	(165)	$11.39
Outstanding as of June 30, 2024	2,454	$5.55	8.7	$160
Exercisable as of June 30, 2024	1,378	$8.40	8.2	$63

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

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2024	2023
Expected volatility	121.8%	110.3% - 111.6%
Expected term (years)	1.0	6.5
Risk-free interest rate	5.07%	3.4% - 3.4%
Expected dividend yield	0% - 0%	0% - 0%

Restricted Stock

The Company has granted restricted stock units (“RSUs”) under its equity incentive plans with both service-based and performance-based vesting conditions. As of June 30, 2024, the Company’s outstanding RSUs are time-based and have a grant date fair value of $63,000.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share

Outstanding and unvested as of December 31, 2023	7,516	$27.14
Exercised/Released	(4,191)	$27.20
Cancelled/Forfeited	(1,032)	$26.16
Outstanding and unvested as of June 30, 2024	2,293	$27.47

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$84	$348	$158	$425
General and administrative	285	1,522	688	2,499
Total stock-based compensation	$369	$1,870	$846	$2,924

As of June 30, 2024, there was $1.4 million of unrecognized stock-based compensation related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of 1.4 years.

11.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(2,604)	$386	$(12,842)	$(6,065)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	13,061	9,939	12,723	9,339
Net loss per share, basic and diluted	$(0.20)	$0.04	$(1.01)	$(0.65)

(1) Included in the denominator were 163,000 and 415,000 weighted-average shares of common stock warrants for the three and six months ended June 30, 2024, respectively, with an exercise price of $0.14. Included in the denominator were 640,000 and 506,000 weighted-average shares of common stock warrants for the three and six months ended June 30, 2023, respectively, with exercise prices that ranged from $0.001 to $0.14.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Warrants to purchase common stock	2,560	1,631	2,560	1,631
Common stock options	2,454	1,959	2,454	1,959
Vested restricted stock subject to recall	56	56	56	56
Unvested restricted stock subject to repurchase	2,293	10	2,293	10
Total	7,363	3,656	7,363	3,656

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $9,000 for the three months ended June 30, 2024 and $32,000 for the six months ended June 30, 2024. The Company provided matching contributions of $29,000 for the three months ended June 30, 2023 and $69,000 for the six months ended June 30, 2023.

12.
Related Party Transactions

Annual Stock Awards and Employee Retention Policy

On April 11, 2024, the Compensation Committee of the Board approved and on April 14, 2024, the Board approved and adopted the Policy, which will provide retention awards to key employees, including certain of the Company’s named executive officers. Under the Policy, the Company’s former Chief Executive Officer and the Company’s Chair of the Board, Shawn Iadonato, Ph.D., the Company’s President, Craig W. Philips, the Company’s Chief Financial Officer, Keith A. Baker, and the Company’s Chief Scientific Officer, Thierry Guillaudeux, Ph.D., received option awards to purchase 225,000, 225,000, 225,000 and 225,000 shares of the Company’s common stock, respectively. The awards are subject to three-part vesting: (i) 25% of the shares will vest upon award; (ii) 50% of shares will vest in the event of a Transaction or a Qualified Transaction, as such terms are defined in the Policy; and (iii) 25% of the shares will vest and become exercisable over the 36-month period following the award on the one-month anniversary of the vesting commencement date, subject to the optionee’s continued service through each vesting date.

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

Stock Purchases

On April 22, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) by and between the Company and RLB Holdings Connecticut, LLC (“RLB”), where Raymond Bartoszek, a member of the Board, serves as the Managing Member, to continue RLB’s investment in the Company and to resolve any and all potential claims or causes of action in connection with RLB’s failure to purchase $2.5 million of shares of the Company’s common stock pursuant to a financing agreement, dated as of June 5, 2022, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023. Pursuant to the Settlement Agreement, on April 23, 2024, the Company received cash proceeds of $500,000 from RLB and on May 1, 2024, the Company issued 903,995 shares of its common stock to RLB.

During the three months ended June 30, 2023, one member of the Company’s executive management purchased 5,000 shares of the Company’s common stock on the open market.

13.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

On July 3, 2024, the Company entered into an exclusivity and right of first offer agreement by and between the Company and TuHURA.

Pursuant to the TuHURA Agreement, among other things, Kineta has granted TuHURA an exclusive right to acquire Kineta’s worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets associated with and derived from its development program related to KVA12123, the Company’s VISTA blocking immunotherapy, during the period commencing as of the Effective Date and continuing through the first to occur of (a) the execution of any Definitive Agreement (as defined in the TuHURA Agreement) with respect to a Potential Transaction (as defined in the TuHURA Agreement) by TuHURA or one or more of its affiliates and (b) 11:59 PM Eastern Time on October 1, 2024, subject to extension as noted in the following sentence. In the event that the Parties are engaged in good faith discussions regarding a Potential Transaction on the date on which the Exclusivity Period (or any renewal thereof) is scheduled to expire and TuHURA has not yet closed the transactions contemplated by that previously announced agreement and plan of merger by and among TuHURA, Kintara and Kayak Mergeco, Inc., a wholly-owned subsidiary of Kintara, then on such date, the Exclusivity Period shall automatically renew for an additional ten (10) day period (up to a total of two (2) renewal periods for an aggregate of twenty (20) days).

In consideration for Kineta’s compliance with its obligations set forth in the TuHURA Agreement, TuHURA paid to Kineta $5.0 million in July 2024. No later than two (2) business days after a Renewal Period has started (to be confirmed in writing by both Parties), TuHURA shall pay an additional $150,000 as an additional Exclusivity Payment, in an amount not to exceed $300,000 for the two (2) available Renewal Periods. The Exclusivity Payment will be credited against the initial cash consideration that may be payable to Kineta pursuant to any Definitive Agreement (if any) between Kineta and TuHURA and/or its affiliates with respect to a Potential Transaction.

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

On July 3, 2024, we announced that we entered into an exclusivity and right of first offer agreement (the “TuHURA Agreement”) by and between us and TuHURA Biosciences, Inc., a Delaware corporation (“TuHURA”).

Pursuant to the TuHURA Agreement, among other things, we have granted TuHURA an exclusive right to acquire our worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets associated with and derived from our development program related to KVA12123, our VISTA blocking immunotherapy, during the period commencing as of the Effective Date and continuing through the first to occur of (a) the execution of any Definitive Agreement (as defined in the TuHURA Agreement) with respect to a Potential Transaction (as defined in the TuHURA Agreement) by TuHURA or one or more of its affiliates and (b) 11:59 PM Eastern Time on October 1, 2024, subject to extension as noted in the following sentence (the “Exclusivity Period”). In the event that the Parties are engaged in good faith discussions regarding a Potential Transaction on the date on which the Exclusivity Period (or any renewal thereof) is scheduled to expire and TuHURA has not yet closed the transactions contemplated by that previously announced agreement and plan of merger by and among TuHURA, Kintara Therapeutics, Inc. (“Kintara”) and Kayak Mergeco, Inc., a wholly-owned subsidiary of Kintara, then on such date, the Exclusivity Period shall automatically renew for an additional ten (10) day period (a “Renewal Period”) (up to a total of two (2) renewal periods for an aggregate of twenty (20) days).

In consideration for our compliance with our obligations set forth in the TuHURA Agreement, TuHURA paid to us $5.0 million (the “Exclusivity Payment”), of which $2.5 million was paid on July 3, 2024 and the remaining $2.5 million was paid on July 15, 2024. No later than two (2) business days after a Renewal Period has started (to be confirmed in writing by both Parties), TuHURA shall pay an additional $150,000 as an additional Exclusivity Payment, in an amount not to exceed $300,000 for the two (2) available Renewal Periods. The Exclusivity Payment will be credited against the initial cash consideration that may be payable to Kineta pursuant to any Definitive Agreement (if any) between Kineta and TuHURA and/or its affiliates with respect to a Potential Transaction.

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

According to Market Data Forecast, the immuno-oncology market generated sales of approximately $111 billion in 2023 and is forecast to reach $201 billion in 2028. If we successfully complete the clinical trial program for KVA12123 and if we subsequently obtain regulatory approval for KVA12123, we will focus on initial target indications in NSCLC, CRC and OC. Initially, the clinical development of KVA12123 will be as a second-line therapy in these indications. These three cancer therapy segments represent a forecasted $48 billion market opportunity in 2027 according to GlobalData.

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $12.9 million for the six months ended June 30, 2024 and $6.1 million for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $178.6 million.

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

From inception to June 30, 2024, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of June 30, 2024, we had cash of $900,000, and there is substantial doubt about our ability to continue as a going concern. For more information, see the risk factor in Item 1A. of this Quarterly Report on Form 10-Q entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

Private Placement

In connection and concurrently with the execution of the Merger Agreement (as defined above), we entered into a financing agreement, dated as of June 5, 2022, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”) with certain investors to sell shares of our common stock to such investors in a private placement (the “Private Placement”). We and the investors entered into an amendment to the Securities Purchase Agreement on October 13, 2023 to, among other things, extend the date of the second closing from October 31, 2023 to April 15, 2024.

The first closing of the Private Placement occurred on December 16, 2022 and we issued 649,346 shares of our common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. We have reached a settlement with one investor and have initiated litigation against the other investors which failed to fund their obligations.

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

The Company has 180 calendar days from the date of the Notice, or until October 15, 2024, to regain compliance. If the Company is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180-day compliance period, provided that on the 180th day of the first compliance period it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on the Company's most recent public filings and market information and provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period.

Compliance can be achieved during any compliance period by meeting the applicable standard for a minimum of 10 consecutive business days during the applicable compliance period, unless Nasdaq exercises its discretion to extend this 10 day period as discussed in Rule 5810(c)(3)(H).

If the Company does not regain compliance with the bid price requirement within the compliance period, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Nasdaq staff (the “Staff”) to a hearings panel.

The Company intends to monitor the bid price of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the bid price requirement.

There can be no assurance that the Company will be able to regain compliance with the bid price requirement.

Nasdaq Stockholders' Equity Deficiency Letter

On May 23, 2024, the Company received written notice (the “Equity Notice”) from Nasdaq informing the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq because the Company reported stockholders’ equity of negative $6,243,000 in its Quarterly Report on Form 10-Q for the period ended March 31, 2024, and, as of the date of the Equity Notice, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company timely submitted the compliance plan to the Staff on July 8, 2024. If the plan is accepted, the Staff may grant the Company an extension period of up to 180 calendar days from the date of the Notice to evidence compliance. There can be no assurance that the Company will be able to regain compliance with the continued listing requirements or that the Staff will grant the Company a further extension of time to regain compliance. If the Staff does not accept the Company’s plan or if the Company is unable to regain compliance within any extension period granted by the Staff, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Staff to a hearings panel.

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

Change in Fair Value Measurement of Rights from Private Placement

Change in fair value of other asset relates to the remeasurement of the rights from Private Placement that we determined was a derivative, which required the asset to be accounted for at fair value. Until settlement, the rights from Private Placement is remeasured at fair value at each reporting period with the changes in fair value recorded in the statement of operations. As of June 30, 2024, the rights from Private Placement was deemed to have no value as the second closing of the Private Placement was not expected to occur, and therefore the rights from Private Placement was written off and recorded in the statement of operations.

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

Results of Operations

Comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Revenues:
Licensing revenues	$—	$5,000	$(5,000)	$—	$5,000	$(5,000)
Collaboration revenues	—	161	(161)	—	442	(442)
Total revenues	—	5,161	(5,161)	—	5,442	(5,442)
Operating expenses:
Research and development	1,001	2,710	(1,709)	3,727	5,553	(1,826)
General and administrative	1,587	3,431	(1,844)	5,267	7,355	(2,088)
Total operating expenses	2,588	6,141	(3,553)	8,994	12,908	(3,914)
Loss from operations	(2,588)	(980)	(1,608)	(8,994)	(7,466)	(1,528)
Other (expense) income:
Interest income	16	67	(51)	64	121	(57)
Interest expense	(32)	(21)	(11)	(74)	(44)	(30)
Change in fair value of rights from Private Placement	—	1,221	(1,221)	(3,832)	1,221	(5,053)
Change in fair value of measurement of notes payable	—	(7)	7	(9)	(13)	4
Other income (expense), net	(1)	95	(96)	(9)	76	(85)
Total other (expense) income, net	(17)	1,355	(1,372)	(3,860)	1,361	(5,221)
Net income (loss)	(2,605)	375	(2,980)	(12,854)	(6,105)	(6,749)
Net income (loss) attributable to noncontrolling interest	(1)	(11)	10	(12)	(40)	28
Net income (loss) attributable to Kineta, Inc.	$(2,604)	$386	$(2,990)	$(12,842)	$(6,065)	$(6,777)

Revenues

Licensing revenues were zero for the three and six months ended June 30, 2024 and $5.0 million for the three and six months ended June 30, 2023. The licensing revenues in 2023 were due to the achievement of a development milestone pursuant to the Merck Neuromuscular License Agreement.

Collaboration revenues were zero for the three months ended June 30, 2024 and $161,000 for the three months ended June 30, 2023 and were zero for the six months ended June 30, 2024 and $442,000 for the six months ended June 30, 2023 as a result of research services provided in 2023 under the Merck Neuromuscular License Agreement pursuant to which the Company became a successor in interest in connection with the Merger. Upon completion of the Merger, we had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. As of December 31, 2023, we have completed the project services and had zero in deferred revenue under the Merck Neuromuscular License Agreement. We do not expect to earn any revenue from this license in 2024.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Direct external program expenses:
KVA12123 program	$716	$1,647	$(931)	$2,554	$3,431	$(877)
ALS target program	—	84	(84)	—	282	(282)
CD27 program	—	89	(89)	430	162	268
KCP-506 program	7	7	—	30	111	(81)
Internal and unallocated expenses:
Personnel-related costs	212	573	(361)	560	922	(362)
Facilities and related costs	40	244	(204)	80	544	(464)
Other costs	26	66	(40)	73	101	(28)
Total research and development expenses	$1,001	$2,710	$(1,709)	$3,727	$5,553	$(1,826)

Research and development expenses were $1.0 million for the three months ended June 30, 2024 and $2.7 million for the three months ended June 30, 2023 and decreased by $1.7 million, or 63%. The decrease in direct external program expenses of $1.1 million was primarily due to lower activities for KVA12123, our lead product candidate, as we curtailed the clinical trial due to failure to receive funding in April 2024 as expected. The decrease in our internal and unallocated research and development expenses of $605,000 was primarily due to lower personnel-related costs due to lower headcount and lower facilities allocations expense as we transitioned to clinical trials in 2023 and ceased using our laboratory space.

Research and development expenses were $3.7 million for the six months ended June 30, 2024 and $5.6 million for the six months ended June 30, 2023 and decreased by $1.8 million, or 33%. The decrease in direct external program expenses of $972,000 was primarily due to lower activities for KVA12123, our lead product candidate, and ALS program expenses incurred to complete project services in 2023 under the Merck Neuromuscular License Agreement, partially offset by higher costs for CD27 due to licensing costs. The decrease in our internal and unallocated research and development expenses of $854,000 was primarily due to lower facilities allocations expense as we transitioned to clinical trials in 2023 and ceased using our laboratory space and lower personnel-related costs due to lower headcount. Subject to receiving adequate funding, we expect our direct external program expenses to increase for the remainder of 2024 as we enroll additional patients in our clinical trials of KVA12123.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended June 30, 2024 and $3.4 million for the three months ended June 30, 2023 and decreased by $1.8 million, or 54%. This decrease was primarily due to a decrease in personnel costs of $1.8 million and other administrative expenses of $71,000. Personnel costs decreased primarily due to lower stock-based compensation of $1.2 million as the result of stock-based compensation expense related to RSUs with performance conditions for the three months June 30, 2023 and lower salaries and benefits of $536,000 due to lower headcount in 2024 as compared to 2023.

General and administrative expenses were $5.3 million for the six months ended June 30, 2024 and $7.4 million for the six months ended June 30, 2023 and decreased by $2.1 million, or 28%. This decrease was primarily due to a decrease in personnel costs of $2.3 million, partially offset by an increase in other administrative expenses of $224,000. Personnel costs decreased primarily due to lower stock-based compensation of $1.8 million as the result of stock-compensation expense related to RSUs with performance conditions for the six months ended June 30, 2023 and lower salaries and benefits of $501,000 due to lower headcount in 2024 as compared to 2023. We expect our general and administrative expenses to continue to be lower than 2023 as the result of lower headcount as compared to 2023 and other cost-reduction measures implemented to preserve cash.

Other Income and expense, net

Interest Income

Interest income was $16,000 for the three months ended June 30, 2024 and $67,000 for the three months ended June 30, 2023 and decreased by $51,000. Interest income was $64,000 for the six months ended June 30, 2024 and $121,000 for the six months ended June 30, 2023 and decreased by $57,000. Interest income decreased due to lower balances in interest-bearing accounts during 2024.

Interest Expense

Interest expense was $32,000 for the three months ended June 30, 2024 and $21,000 for the three months ended June 30, 2023 and increased by $11,000. Interest expense was $74,000 for the six months ended June 30, 2024 and $44,000 for the six months ended June 30, 2023 and increased by $30,000. Interest expense increased primarily due to interest on outstanding vendor invoices.

Change in Fair Value Measurement of Private Placement

Change in fair value of other asset was zero for the three months ended June 30, 2024 and a gain of $1.2 million for the three months ended June 30, 2023. Change in fair value of other asset was a loss of $3.8 million for the six months ended June 30, 2024 and a gain of $1.2 million for the six months ended June 30, 2023. We determined the fair value of the rights from Private Placement to be zero as of March 31, 2024 as the second closing of the Private Placement did not occur in April 2024 as expected. As a result, we wrote off the balance of the rights from Private Placement during the three months ended March 31, 2024.

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

Sources of Liquidity

Since our inception through June 30, 2024, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront and milestone payments from our license agreements. As of June 30, 2024, we had $900,000 in cash and an accumulated deficit of $178.6 million. Subject to receiving adequate funding, we expect that our operating expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

In July 2024, we received a $5.0 million Exclusivity Payment from TuHURA in connection with the TuHURA Agreement and are negotiating a Potential Transaction (as defined in the TuHURA Agreement) with TuHURA.

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

As of June 30, 2024, we had cash of $900,000, and there is substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

We are exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action.

In July 2024, we received a $5.0 million Exclusivity Payment from TuHURA in connection with the TuHURA Agreement and are negotiating a Potential Transaction (as defined in the TuHURA Agreement) with TuHURA.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,234)	$(11,905)
Investing activities	—	303
Financing activities	351	6,229
Net change in cash and cash equivalents	$(4,883)	$(5,373)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $5.2 million, consisting of a net loss of $12.9 million, partially offset by noncash charges of $5.6 million and a change in other net operating assets and liabilities of $2.1 million. The noncash charges primarily consisted of a $3.8 million change in fair value of rights from Private Placement, $846,000 in stock-based compensation, $469,000 in common stock issued for services and $403,000 noncash operating lease expense. Our change in net operating assets and liabilities primarily resulted from an increase in accounts payable and accrued liabilities of $2.8 million and prepaid expenses and other current assets of $236,000, partially offset by a decrease in operating lease liability of $466,000.

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

Investing Activities

Cash provided by investing activities was zero for the six months ended June 30, 2024 and $303,000 for the six months ended June 30, 2023 consisting of cash received from the sale of certain property and equipment.

Financing Activities

Cash provided by financing activities was $351,000 for the six months ended June 30, 2024 primarily related to proceeds of $500,000 from the issuance of our common stock, partially offset by repayment of a note payable of $150,000.

Cash provided by financing activities for the six months ended June 30, 2023 was $6.2 million, primarily related to net proceeds of $5.5 million from the Company’s registered direct offering which took place in April 2023 and $0.8 million from the issuance of our common stock to investors pursuant to the Open Market Sale AgreementSM, dated February 10, 2023, by and between the Company and Jefferies LLC.

Debt Obligations

Notes Payable

As of June 30, 2024, we had outstanding notes payable in an aggregate principal amount of $629,000 at an interest rate of 6%. Notes payable of $379,000 matured, but were not paid, as of June 30, 2024. The remaining note payable of $250,000 matures on July 31, 2024.

See Note 5 to our consolidated financial statements included in this Quarterly Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirements greater than 12 months are related to other contractual obligations and commitments related to license agreements.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of June 30, 2024, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We leased office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expired on July 31, 2024. This lease was not renewed and no other facility lease was entered into as the Company employees are working remotely. As of June 30, 2024, undiscounted future minimum lease payments of $81,000 remain pursuant to the lease agreement.

In addition, we enter into agreements in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other research and development services. Such agreements generally provide for termination upon notice, although obligate us to reimburse vendors for any time or costs incurred through the date of termination.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting estimates used in the preparation of our financial statements for the three and six months ended June 30, 2024 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to completion of the Merger, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our financial statements for the years ended December 31, 2023 and 2022, our management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses for the year ended December 31, 2023 relate to accounting for complex financial instruments related to the derivative asset, accounting for offering costs and accounting for allocated facilities costs. The material weakness for the year ended December 31, 2022 relates to accounting for complex financial instruments related to warrants issued to certain existing stockholders. The material weaknesses are still present and have not been remediated.

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2024. Based on this evaluation and for the reasons set forth above, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

On May 30, 2024, Kineta filed a complaint in the Court of Chancery of the State of Delaware against Myron Wolff, alleging breach of contract in connection with Myron Wolff’s recent repudiation of its obligation to provide a substantial tranche of funding for Kineta as required under the Securities Purchase Agreement. The complaint provides that Kineta will seek specific performance of Myron Wolff’s obligations under the Securities Purchase Agreement and damages equal to the amount of the unpaid funding and any damages resulting from Myron Wolff’s breach.

Except as disclosed in the preceding paragraphs, Kineta is currently not a party to any other material legal proceedings. From time to time, however, Kineta may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, Kineta currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on Kineta’s business. Regardless of the outcome, litigation can have an adverse impact on Kineta because of defense and settlement costs, diversion of management resources and other factors.

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

As of June 30, 2024, Kineta had $900,000 in cash, and there is substantial doubt about its ability to continue as a going concern. In July 2024, Kineta received cash proceeds of $5.0 million from TuHURA, however, based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Nasdaq Bid Price Deficiency Letter

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

Nasdaq Stockholders’ Equity Deficiency Letter

On May 23, 2024, the Company received the Notice from the Staff informing the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq because the Company reported stockholders’ equity of negative $6,243,000 in its Quarterly Report on Form 10-Q for the period ended March 31, 2024, and, as of the date of the Notice, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company timely submitted the compliance plan to the Staff on July 8, 2024. If the plan is accepted, the Staff may grant the Company an extension period of up to 180 calendar days from the date of the Notice to evidence compliance. There can be no assurance that the Company will be able to regain compliance with the continued listing requirements or that the Staff will grant the Company a further extension of time to regain compliance. If the Staff does not accept the Company’s plan or if the Company is unable to regain compliance within any extension period granted by the Staff, the Company’s common stock will be subject to delisting. In the event the Company receives notice that the Company’s common stock is being delisted, Nasdaq’s rules permit the Company to appeal the delisting determination by the Staff to a hearings panel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
10.1

Settlement Agreement and Mutual Release, dated as of April 22, 2024, by and between Kineta, Inc. and RLB Holdings, Connecticut, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 24, 2024 and incorporated herein by reference).

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

Kineta, Inc.

Date: August 8, 2024	By:	/s/ Craig Philips
Craig Philips
President
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Keith A. Baker
Keith A. Baker
Chief Financial Officer
(Principal Financial Officer)