Form 10-Q
period 2024-09-30
KINETA, INC./DE
filed 2024-11-06
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37695

KINETA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	20-8436652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7683 SE 27th Street, Suite 481 Mercer Island, WA	98040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 378-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KANT	OTC Pink Market

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

The number of shares of Registrant’s Common Stock outstanding as of November 4, 2024 was 12,263,203.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KINETA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,949	$5,783
Restricted cash	4	75
Prepaid expenses and other current assets	265	119
Total current assets	2,218	5,977
Operating right-of-use asset	—	472
Rights from Private Placement	—	3,832
Total assets	$2,218	$10,281
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,837	$3,694
Accrued expenses and other current liabilities	1,226	2,211
Exclusivity Payment	5,076	—
Notes payable, current portion	629	620
Operating lease liability, current portion	—	547
Total current liabilities	11,768	7,072
Notes payable, net of current portion	—	150
Total liabilities	11,768	7,222
Commitments and contingencies (Note 6)
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 125,000 shares authorized as of September 30, 2024 and December 31, 2023; 12,263 and 10,397 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12	10
Additional paid-in capital	170,696	168,669
Accumulated deficit	(180,413)	(165,789)
Total stockholders’ equity (deficit) attributable to Kineta, Inc.	(9,705)	2,890
Noncontrolling interest	155	169
Total stockholders’ equity (deficit)	(9,550)	3,059
Total liabilities and stockholders’ equity (deficit)	$2,218	$10,281

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Licensing revenues	$—	$—	$—	$5,000
Collaboration revenues	—	—	—	442
Total revenues	—	—	—	5,442
Operating expenses:
Research and development	898	1,909	4,625	7,462
General and administrative	1,157	2,077	6,424	9,432
Total operating expenses	2,055	3,986	11,049	16,894
Loss from operations	(2,055)	(3,986)	(11,049)	(11,452)
Other (expense) income:
Interest income	33	104	97	225
Interest expense	242	(21)	168	(65)
Change in fair value of rights from Private Placement	—	(1,401)	(3,832)	(180)
Change in fair value measurement of notes payable	—	(4)	(9)	(17)
Other income (expense), net	(4)	(3)	(13)	73
Total other (expense) income, net	271	(1,325)	(3,589)	36
Net loss	$(1,784)	$(5,311)	$(14,638)	$(11,416)
Net income (loss) attributable to noncontrolling interest	(2)	69	(14)	29
Net loss attributable to Kineta, Inc.	$(1,782)	$(5,380)	$(14,624)	$(11,445)
Net loss per share, basic and diluted	$(0.13)	$(0.46)	$(1.12)	$(1.09)
Weighted-average shares outstanding, basic and diluted	13,448	11,738	13,025	10,505

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of January 1, 2023	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock	127	1	751	—	752	—	752
Issuance of common stock upon exercise of warrants	51	—	7	—	7	—	7
Issuance of common stock upon vesting of RSUs	23	—	—	—	—	—	—
Issuance of common stock for services	12	—	41	—	41	—	41
Stock-based compensation	—	—	1,054	—	1,054	—	1,054
Net loss	—	—	—	(6,451)	(6,451)	(29)	(6,480)
Balance as of March 31, 2023	8,531	$9	$157,959	$(158,141)	$(173)	$117	$(56)
Issuance of common stock	948	1	5,478	—	5,479	—	5,479
Issuance of common stock upon exercise of warrants	144	—	10	—	10	—	10
Issuance of common stock upon vesting of RSUs	109	—	(69)	—	(69)	—	(69)
Stock-based compensation	—	—	1,870	—	1,870	—	1,870
Net income (loss)	—	—	—	386	386	(11)	375
Balance as of June 30, 2023	9,732	$10	$165,248	$(157,755)	$7,503	$106	$7,609
Issuance of common stock upon exercise of warrants	432	—	3	—	3	—	3
Issuance of common stock for services	51	—	114	—	114	—	114
Stock-based compensation	—	—	474	—	474	—	474
Net income (loss)	—	—	—	(5,380)	(5,380)	69	(5,311)
Balance as of September 30, 2023	10,215	$10	$165,839	$(163,135)	$2,714	$175	$2,889

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Equity (Deficit) Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of January 1, 2024	10,397	$10	$168,669	$(165,789)	$2,890	$169	$3,059
Issuance of common stock upon exercise of warrants	780	1	—	—	1	—	1
Issuance of common stock for services	173	—	469	—	469	—	469
Stock-based compensation	—	—	477	—	477	—	477
Net loss	—	—	—	(10,238)	(10,238)	(11)	(10,249)
Balance as of March 31, 2024	11,350	$11	$169,615	$(176,027)	$(6,401)	$158	$(6,243)
Issuance of common stock	904	1	499	—	500	—	500
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—	—
Stock-based compensation	—	—	369	—	369	—	369
Net loss	—	—	—	(2,604)	(2,604)	(1)	(2,605)
Balance as of June 30, 2024	12,257	$12	$170,483	$(178,631)	$(8,136)	$157	$(7,979)
Issuance of common stock upon exercise of warrants	6	—	1	—	1	—	1
Stock-based compensation	—	—	212	—	212	—	212
Net loss	—	—	—	(1,782)	(1,782)	(2)	(1,784)
Balance as of September 30, 2024	12,263	$12	$170,696	$(180,413)	$(9,705)	$155	$(9,550)

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(14,638)	$(11,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of rights from Private Placement	3,832	180
Change in fair value of notes payable	9	17
Non-cash stock-based compensation	1,058	3,398
Non-cash operating lease expense	472	547
Depreciation and amortization	—	5
Common stock issued for services	469	155
Gain on disposal of asset	—	(90)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(146)	176
Accounts payable	1,143	(2,302)
Accrued expenses and other current liabilities	(985)	(1,739)
Operating lease liability	(547)	(623)
Exclusivity Payment	5,076	(442)
Net cash used in operating activities	(4,257)	(12,134)
Investing activities:
Proceeds from sale of property and equipment	—	331
Net cash provided by investing activities	—	331
Financing activities:
Proceeds from private placement	—	5,479
Proceeds from issuance of common stock and pre-funded warrants	500	752
Proceeds from exercise of warrants	2	20
Repayments of notes payable	(150)	—
Repayments of finance lease liabilities	—	(29)
Net cash provided by financing activities	352	6,222
Net change in cash and restricted cash	(3,905)	(5,581)
Cash and restricted cash at beginning of year	5,858	13,268
Cash and restricted cash at end of period	$1,953	$7,687
Components of cash and restricted cash:
Cash	$1,949	$7,562
Restricted cash	4	125
Total cash and restricted cash	$1,953	$7,687
Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$36
Supplemental disclosure of noncash investing and financing activities:
Withholding to cover taxes from RSU vesting	$—	$69

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

As of September 30, 2024 and December 31, 2023, the Company owned a majority interest of the outstanding issued equity of KCP and all of the outstanding issued equity of KVHF. On November 30, 2023, the Company dissolved KVHF and assumed all of the outstanding issued equity. As of September 30, 2024, the Company owns a majority interest of the outstanding issued equity of KCP.

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

Going Concern and Capital Resources

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of September 30, 2024, had an accumulated deficit of $180.4 million. The net loss attributable to the Company was $14.6 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had unrestricted cash of $1.9 million, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

In consideration for Kineta’s compliance with its obligations set forth in the TuHURA Agreement, TuHURA paid to Kineta $5.0 million (the “Exclusivity Payment”) in July 2024. The Exclusivity Payment is included on the balance sheets. No later than two (2) business days after a Renewal Period has started (to be confirmed in writing by both Parties), TuHURA shall pay an additional $150,000 as an additional Exclusivity Payment, in an amount not to exceed $300,000 for the two (2) available Renewal Periods. The Exclusivity Payment will be credited against the initial cash consideration that may be payable to Kineta pursuant to any Definitive Agreement (if any) between Kineta and TuHURA and/or its affiliates with respect to a Potential Transaction. In October 2024, TuHURA exercised its right to extend the TuHURA Agreement and paid the Company $300,000 in Exclusivity Payments.

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

Nasdaq Trading Suspension and Delisting

As previously disclosed in a Current Report on Form 8-K filed on September 10, 2024, the Company received a determination letter (the “Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that after reviewing the materials submitted by the Company, the Staff had determined to deny the Company’s request for continued listing on The Nasdaq Capital Market due to the Company’s lack of compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). In the Letter, the Staff also notified the Company that trading of its securities would be suspended and the securities would be removed from listing and registration on Nasdaq unless the Company requested an appeal of Nasdaq’s determination by September 17, 2024. The Company did not appeal the determination, and therefore, the Company’s common stock was suspended from trading on The Nasdaq Capital Market at the opening of business on September 19, 2024. Since September 19, 2024, the Company’s common stock has been trading on the OTC Pink Market under the symbol “KANT.” Effective as of October 25, 2024, the Company’s common stock was delisted from Nasdaq.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements, as of September 30, 2024 and for the three and nine months ended September 30, 2024, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (the “2023 Annual Report on Form 10-K”). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2024 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Revenue Recognition

Licensing Revenues

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement (defined below), which triggered a $5.0 million payment. This collaboration focused on the discovery and development of novel candidates for the treatment of amyotrophic lateral sclerosis (“ALS”). Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenues of zero for the three and nine months ended September 30, 2024.The Company recognized one-time licensing revenue of $5.0 million for the three months ended June 30, 2023.

Collaboration Revenues

In connection with the Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete. The Company recognized collaboration revenues of zero for the three and nine months ended September 30, 2024. The Company recognized collaboration revenues of zero for the three months ended September 30, 2023 and $442,000 for the nine months ended September 30, 2023. As of June 30, 2023, the Company completed its project services under the Merck Neuromuscular License Agreement.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common share equivalents. For the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company reported a net loss and the diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

3.
Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, and accounts payable, approximate fair value due to the short-term nature of those instruments.

Rights from Private Placement

The Company determined that the rights from Private Placement was a derivative asset, which required the asset to be accounted for at fair value. As of March 31, 2024, the Company did not expect the second closing of the Private Placement to occur and as a result, the Company deemed the fair value of the rights from Private Placement to be zero. The Company recorded a loss in the fair value of Private Placement of zero for the three months ended September 30, 2024 and $3.8 million for the nine months ended September 30, 2024, which is recorded in other income (expense) in the Statement of Operations.

The fair value as of September 30, 2023 was determined using a Monte Carlo simulation based on the contractual funding date of July 25, 2023, minimum contractual purchase price of $3.18 and historical stock prices. The significant unobservable inputs used in the fair value measurement as of September 30, 2023 were as follows: volatility of 86%, risk-free interest rate of 5.40% and funding probability of 75%, which resulted in a loss in fair value of $1.4 million for the three months ended September 30, 2023 and a loss of $0.2 million for the nine months ended September 30, 2023, which is recorded in other income (expense) in the Statement of Operations. The fair value measurement as of September 30, 2023 was approximately $2.1 million.

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$3,832	$2,250
Change in fair value of rights from Private Placement	(3,832)	(180)
Balance at end of period	$—	$2,070

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

The 2020 notes were valued using a discounted cash flow model based on the contractual payment dates, a discount rate and the contractual maturity date. The significant unobservable inputs used in the fair value measurement of the 2020 notes for the three months ended September 30, 2023 were as follows: discount rate of 14.0% and contractual payment date of 0.8 year, which resulted in a fair value for the 2020 note of $236,000.

The following table provides a summary of the changes in the fair value of the 2020 notes payable measured using Level 3 inputs:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$241	$219
Change in fair value of 2020 notes	9	17
Balance at end of period	$250	$236

4.
Balance Sheet Components

Property and Equipment, Net

There was no property and equipment as of September 30, 2024 or December 31, 2023.

Depreciation and amortization expense was zero for the three and nine months ended September 30, 2024. Depreciation and amortization expense was $1,000 for the three months ended September 30, 2023 and $5,000 for the nine months ended September 30, 2023. During the three months ended September 30, 2023, the Company disposed of assets with a net carrying value of $29,000 and received proceeds of $28,000. During the nine months ended September 30, 2023, the Company disposed of assets with a net carrying value of $241,000 and received proceeds of $331,000. The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	September 30,	December 31,
	2024	2023
	(in thousands)
Compensation and benefits	$534	$1,312
Accrued interest	201	417
Accrued clinical trial and preclinical costs	317	251
Professional services	44	97
Other	130	134
Total accrued expenses and other current liabilities	$1,226	$2,211

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	September 30, 2024		December 31, 2023
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$250	$250	$241
Other notes payable	379	379	379	379
Small Business Administration loan	—	—	150	150
Total notes payable	$629	629	$779	770
Less: current portion		629		620
Notes payable, net of current portion		$—		$150

The Company elected the fair value option for the 2020 notes (see Note 3). The other notes payable and Small Business Administration loan approximate their fair value because interest rates are at prevailing market rates.

2020 Notes

In October 2020, the Company refinanced certain notes payable (the “2020 notes”), with an aggregate principal amount of $3.0 million with various investors, including one investor that is a related party. The interest rate was reduced on the 2020 notes from 16.0% to 6.0% from October 2020 until the earlier of (i) the Company raises at least $25.0 million in a single transaction or series of transactions after October 2020 and (ii) the original maturity dates (that is, various dates in the first quarter of 2022), after which the interest rate increases to 16.0%. The outstanding principal is due upon demand of the majority of the lenders with respect to (i) 50% on or after nine months after the original maturity date (or on or after various dates in the fourth quarter of 2022) and (ii) 50% on or after fifteen months after the original maturity date (or on or after various dates in the second quarter of 2023). The Company may repay the 2020 notes at any time without penalty. Upon bankruptcy, the lender can accelerate all amounts due immediately.

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

Under the lease agreement, the Company was required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes and utilities. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was $70,000 for the three months ended September 30, 2024 and variable costs were $47,000. Rent expense was $486,000 for the nine months ended September 30, 2024 and variable costs were $349,000. Rent expense was $208,000 for the three months ended September 30, 2023 and variable costs were $137,000. Rent expense was $658,000 for the nine months ended September 30, 2023 and variable costs were $447,000.

The Company’s operating leases included various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Supplemental information on the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for operating lease agreement (in thousands)	$—	$235	$157	$701
Remaining lease term (in years)	-	0.8	-	0.8
Incremental borrowing rate	10%	10%	10%	10%

The Company subleased portions of its premises in Seattle, Washington to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleased approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. In December 2023, the sublease expiration date was extended from December 2023 to July 2024. Sublease income is recorded within operating expenses and was $16,000 for the three months ended September 30, 2024 and $114,000 for the nine months ended September 30, 2024. Sublease income was $49,000 for the three months ended September 30, 2023 and $146,000 for the nine months ended September 30, 2023.

On September 13, 2024 (the “Agreement Effective Date”), the Company entered into a Settlement Agreement (the “Agreement”) with ARE-SEATTLE No. 17, LLC (the “Landlord”), the landlord of the Company’s former premises in Seattle, Washington. Under the terms of the Agreement, the Company has agreed to pay the Landlord the outstanding monetary obligation of $679,000 (the “Outstanding Debt”) pursuant to that certain Lease Agreement, by and between the Company and the Landlord, dated as of November 19, 2010, as amended through June 30, 2020 (collectively, the “Lease”) as follows: (i) the Landlord’s application of the security deposit in the amount of $70,000, (ii) the Company’s payment to the Landlord of $85,000 (the “First Payment”) no later than five (5) business days after the Agreement Effective Date, and (iii) the Company’s payment to the Landlord of the Outstanding Debt balance of $524,000 (the “Second Payment” and together with the First Payment, the “Payment Milestones”) no later than February 1, 2025. The Agreement stipulates that upon the receipt by the Landlord of the Payment Milestones, the Landlord will fully discharge and forever release the Company from any claim, cause of action, or judgment, legal or equitable, in contract or tort, direct or indirect, presently asserted or not, known or unknown, through the date of the Agreement related to the Company’s monetary obligations under the Lease. The Company paid the First Payment to the Landlord on September 18, 2024.

Additionally, under the Agreement, as consideration for the Landlord’s agreement to delay collection of the Outstanding Debt and to not assess additional interest and late fees with respect to the Outstanding Debt, the Company executed a Confession of Judgment (the “Confession”) in favor of the Landlord, and as consideration for the Company’s agreement to execute the Confession, the Landlord agreed not to file any lawsuit or other legal action against the Company related to the Outstanding Debt, or to otherwise cause the Confession to be entered into any legal action or proceeding unless the Company fails to satisfy the Payment Milestones. The Agreement specifies that except as it relates to the matters contemplated in the Agreement, no action by the parties is to be construed as an admission of liability by any party as it relates to such parties’ rights or obligations under the Lease.

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

7.
Strategic License Agreements

Anti-VISTA Antibody Program In-License Agreement

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, Inc. (“GigaGen”), which was amended in November 2020 and further amended in May 2023 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the VISTA Agreement were zero for the three and nine months ended September 30, 2024 and zero for the three months ended September 30, 2023 and $250,000 for the nine months ended September 30, 2023.

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

Anti-CD27 Agonist Antibody Program In-License Agreement

In June 2021, Kineta entered into an Option and License Agreement with GigaGen, as amended in July 2022, December 2022, May 2023 and December 2023 (such agreement, as amended, the “CD27 Agreement”) to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the CD27 Agreement were zero for the three months ended September 30, 2024 and $430,000 for the nine months ended September 30, 2024. License expenses for the CD27 Agreement were zero for the three and nine months ended September 30, 2023.

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

Merck Neuromuscular License Agreement

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenues of zero for the three and nine months ended September 30, 2024. The Company recognized licensing revenues of zero for the three months ended September 30, 2023 and $5.0 million for the nine months ended September 30, 2023 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

8.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of September 30, 2024, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2023	Issued	Exercised	Cancelled/Expired	Number Outstanding as of September 30, 2024	Range of Exercise Price
2017	March 2025 - June 2025	126	—	—	—	126	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	—	44	$0.14 - $21.80
2022	August 2025 - December 2029	123	—	(6)	—	117	$0.14 - $168.35
2023	December 2025 - April 2029	3,211	—	(780)	—	2,431	$3.25 - $5.26
Total number of shares underlying warrants		3,504	—	(786)	—	2,718

Warrant Exercises

During the three months ended September 30, 2024, the Company issued 6,000 shares of its common stock upon exercise of warrants and received proceeds of $1,000. The exercise price of all shares exercised during the three months ended September 30, 2024 was $0.14.

During the nine months ended September 30, 2024, the Company issued 786,000 shares of its common stock upon exercise of warrants and received proceeds of $2,000. The exercise price of all shares exercised during the nine months ended September 30, 2024 ranged from $0.001 to $0.14.

As of September 30, 2023, the Company had issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2022	Issued	Exercised	Cancelled/Expired	Number Outstanding as of September 30, 2023	Range of Exercise Price
2013	April 2023	12	—	—	(12)	—
2017	November 2023 - June 2025	131	—	—	—	131	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	(4)	40	$0.14 - $21.80
2020	October 2023	45	—	(1)	—	44	$0.14
2022	August 2025 - December 2029	301	—	(149)	—	152	$0.14 - $168.35
2023	August 2028 - April 2033	—	1,973	(477)	—	1,496	$4.08 - $5.26
Total number of shares underlying warrants		533	1,973	(627)	(16)	1,863

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

Common Stock

As of September 30, 2024, there were 12,263,203 shares of common stock issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

September 30, 2024
(in thousands)
Shares reserved for stock options and restricted stock units to purchase common stock under equity incentive plans	2,369
Shares reserved for future issuance of equity awards	702
Shares reserved for exercise of warrants	2,718
Total	5,789

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

During the nine months ended September 30, 2024, the Company issued 786,000 shares of its common stock upon exercise of warrants and received proceeds of $2,000. The exercise price of all shares exercised was $0.001.

During the nine months ended September 30, 2024, the Company issued 91,000 shares of its common stock for license expenses and recorded $250,000 as license expense within research and development expense.

During the nine months ended September 30, 2024, the Company issued 82,000 shares of its common stock for professional services and recorded $219,000 as consulting expense within general and administrative expense.

During the nine months ended September 30, 2024, the Company issued 3,000 shares of its common stock upon vesting of restricted stock units.

During the three months ended September 30, 2023, the Company issued 51,000 shares of its common stock for professional services and recorded $114,000 as consulting expense within general and administrative expense.

During the nine months ended September 30, 2023, the Company sold 126,503 shares of its common stock to individual investors under the sales agreement with Jefferies LLC (the “Sales Agreement”) with respect to an at-the-market equity offering program (the “ATM”) and received net proceeds of $0.8 million in connection with the ATM.

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

The second closing of the Private Placement was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. Had the second closing of the Private Placement occurred, the Company would have been obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the VWAP, plus (b) 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right was subject to remeasurement at each reporting date and the Company used the Monte Carlo simulation method to determine fair value of approximately $3.8 million as of December 31, 2023 and zero as of September 30, 2024 as at that time, the Company did not expect the second closing to occur. The Company incurred insignificant issuance costs related to the Private Placement.

9.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	September 30,
	2024	2023
	(in thousands)
Balance as of beginning of period	$—	$442
Decrease for provision of research services	—	(442)
Balance as of end of period	$—	$—

Merck

In connection with the Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including ALS. The Company recognized zero in revenue for the three and nine months ended September 30, 2024. The Company recognized revenue of zero for the three months ended September 30, 2023 and $442,000 for the nine months ended September 30, 2023. As of September 30, 2024, the Company had zero in deferred revenue under the Merck Neuromuscular License Agreement.

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

In 2018, the 2008 Plan expired and 86,000 stock options granted prior to the 2008 Plan expiration remain outstanding as of September 30, 2024.

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

In February 2020, the 2010 Plan expired and 100,000 stock options granted prior to the expiration remain outstanding as of September 30, 2024.

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

In December 2022, the 2020 Plan expired and 182,000 stock options and 2,000 RSUs granted prior to the 2020 Plan expiration remain outstanding as of September 30, 2024.

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

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2023	1,975	$9.00	7.6	$604
Granted	1,028	$0.38
Exercised	—	$—
Forfeited	(470)	$7.29
Expired	(166)	$11.39
Outstanding as of September 30, 2024	2,367	$5.43	8.5	$315
Exercisable as of September 30, 2024	1,227	$9.00	7.8	$89

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

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	121.8% - 124.9%	111.1% - 113.1%
Expected term (years)	1.0	5.35 - 6.08
Risk-free interest rate	4.19% - 5.07%	3.4% - 4.4%
Expected dividend yield	0%	0%

Restricted Stock

The Company has granted restricted stock units (“RSUs”) under its equity incentive plans with both service-based and performance-based vesting conditions. As of September 30, 2024, the Company’s outstanding RSUs are time-based and have a grant date fair value of $63,000.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share

Outstanding and unvested as of December 31, 2023	7,516	$27.14
Exercised/Released	(4,191)	$27.20
Cancelled/Forfeited	(1,032)	$26.16
Outstanding and unvested as of September 30, 2024	2,293	$27.47

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$50	$91	$208	$516
General and administrative	162	383	850	2,882
Total stock-based compensation	$212	$474	$1,058	$3,398

As of September 30, 2024, there was $1.1 million of unrecognized stock-based compensation related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of 1.6 years.

11.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(1,782)	$(5,380)	$(14,624)	$(11,445)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	13,448	11,738	13,025	10,505
Net loss per share, basic and diluted	$(0.13)	$(0.46)	$(1.12)	$(1.09)

(1) Included in the denominator were 159,000 and 329,000 weighted-average shares of common stock warrants for the three and nine months ended September 30, 2024, respectively, with an exercise price of $0.14. Included in the denominator were 577,000 and 530,000 weighted-average shares of common stock warrants for the three and nine months ended September 30, 2023, respectively, with an exercise price of $0.14.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Warrants to purchase common stock	2,559	1,630	2,559	1,630
Common stock options	2,367	2,010	2,367	2,010
Vested restricted stock subject to recall	56	56	56	56
Unvested restricted stock subject to repurchase	2,293	10	2,293	10
Total	7,275	3,706	7,275	3,706

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $9,000 for the three months ended September 30, 2024 and $41,000 for the nine months ended September 30, 2024. The Company provided matching contributions of $24,000 for the three months ended September 30, 2023 and $93,000 for the nine months ended September 30, 2023.

12.
TuHURA Agreement

The following table shows the activity for the TUHURA Agreement and Exclusivity Payment (in thousands):

	September 30,
	2024	2023
	(in thousands)
Balance as of beginning of period	$—	$—
Increase for payments received	5,076	—
Balance as of end of period	$5,076	$—

On July 3, 2024 (the “Effective Date”), the Company entered into the TuHURA Agreement by and between the Company and TuHURA.

Pursuant to the TuHURA Agreement, among other things, Kineta has granted TuHURA an exclusive right to acquire Kineta’s worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets associated with and derived from its development program related to KVA12123, the Company’s VISTA blocking immunotherapy, during the period commencing as of the Effective Date and continuing through the first to occur of (a) the execution of any Definitive Agreement (as defined in the TuHURA Agreement) with respect to a Potential Transaction (as defined in the TuHURA Agreement) by TuHURA or one or more of its affiliates and (b) 11:59 PM Eastern Time on October 1, 2024, subject to extension as noted in the following sentence (the “Exclusivity Period”). In the event that the Parties are engaged in good faith discussions regarding a Potential Transaction on the date on which the Exclusivity Period (or any renewal thereof) is scheduled to expire and TuHURA has not yet closed the transactions contemplated by that previously announced agreement and plan of merger by and among TuHURA, Kintara and Kayak Mergeco, Inc., then on such date, the Exclusivity Period shall automatically renew for an additional ten (10) day period (a “Renewal Period”) (up to a total of two (2) renewal periods for an aggregate of twenty (20) days).

In consideration for Kineta’s compliance with its obligations set forth in the TuHURA Agreement, TuHURA paid to Kineta $5.0 million in July 2024.

Pursuant to the TuHURA Agreement, TuHURA paid to Kineta $76,000 during the three months ended September 30, 2024, to reimburse the Company for clinical trial expenses related to KVA12123.

13.
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

14.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

In October 2024, TuHURA exercised its right to extend the TuHURA Agreement and paid the Company $300,000 in Exclusivity Payments.

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

Overview

On February 29, 2024, we announced that we had completed a review of our business, including the status of our programs, resources and capabilities. Following this review, we implemented a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring included a reduction in our workforce by approximately 64% and the termination of enrollment of new patients in our ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors, which has resumed enrollment effective as of August 19, 2024. Patients currently enrolled in the trial will be permitted to continue to participate. We have made this decision, in part, because certain investors have indicated they will not be able to fulfill their contractual obligation to consummate the Private Placement (as defined below).

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $14.6 million for the nine months ended September 30, 2024 and $11.4 million for the nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $180.4 million.

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

From inception to September 30, 2024, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of September 30, 2024, we had cash of $1.9 million, and there is substantial doubt about our ability to continue as a going concern. For more information, see the risk factor in Item 1A. of this Quarterly Report on Form 10-Q entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

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

Nasdaq Suspension and Delisting

As previously disclosed in a Current Report on Form 8-K filed on September 10, 2024, the Company received a determination letter (the “Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that after reviewing the materials submitted by the Company, the Staff had determined to deny the Company’s request for continued listing on The Nasdaq Capital Market due to the Company’s lack of compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). In the Letter, the Staff also notified the Company that trading of its securities would be suspended and the securities would be removed from listing and registration on Nasdaq unless the Company requested an appeal of Nasdaq’s determination by September 17, 2024. The Company did not appeal the determination, and therefore, the Company’s common stock was suspended from trading on The Nasdaq Capital Market at the opening of business on September 19, 2024. Since September 19, 2024, the Company’s common stock has been trading on the OTC Pink Market under the symbol “KANT.” Effective as of October 25, 2024, the Company’s common stock was delisted from Nasdaq.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation for personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We also incur expenses to operate as a public company, including expenses related to compliance with the rules and regulations of the SEC and the OTC Market Group, Inc., additional insurance, investor relations and other administrative expenses and professional services. Subject to receiving adequate funding, we expect our general and administrative expenses to be lower in 2024 as a result of the corporate restructuring announced in February 2024.

Other (Expense) Income

Interest Income

Interest income consists of interest earned on short-term money market accounts.

Interest Expense

Interest expense consists of interest charged on outstanding invoices and outstanding borrowings under several notes payable agreements.

Change in Fair Value Measurement of Rights from Private Placement

Change in fair value of other asset relates to the remeasurement of the rights from Private Placement that we determined was a derivative, which required the asset to be accounted for at fair value. Until settlement, the rights from Private Placement is remeasured at fair value at each reporting period with the changes in fair value recorded in the statement of operations. As of September 30, 2024, the rights from Private Placement was deemed to have no value as the second closing of the Private Placement was not expected to occur, and therefore the rights from Private Placement was written off and recorded in the statement of operations.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Revenues:
Licensing revenues	$—	$—	$—	$—	$5,000	$(5,000)
Collaboration revenues	—	—	—	—	442	(442)
Total revenues	—	—	—	—	5,442	(5,442)
Operating expenses:
Research and development	898	1,909	(1,011)	4,625	7,462	(2,837)
General and administrative	1,157	2,077	(920)	6,424	9,432	(3,008)
Total operating expenses	2,055	3,986	(1,931)	11,049	16,894	(5,845)
Loss from operations	(2,055)	(3,986)	1,931	(11,049)	(11,452)	403
Other (expense) income:
Interest income	33	104	(71)	97	225	(128)
Interest expense	242	(21)	263	168	(65)	233
Change in fair value of rights from Private Placement	—	(1,401)	1,401	(3,832)	(180)	(3,652)
Change in fair value of measurement of notes payable	—	(4)	4	(9)	(17)	8
Other income (expense), net	(4)	(3)	(1)	(13)	73	(86)
Total other (expense) income, net	271	(1,325)	1,596	(3,589)	36	(3,625)
Net loss	(1,784)	(5,311)	3,527	(14,638)	(11,416)	(3,222)
Net income (loss) attributable to noncontrolling interest	(2)	69	(71)	(14)	29	(43)
Net loss attributable to Kineta, Inc.	$(1,782)	$(5,380)	$3,598	$(14,624)	$(11,445)	$(3,179)

Revenues

Licensing revenues were zero for the three and nine months ended September 30, 2024. Licensing revenues were zero for the three months ended September 30, 2023 and $5.0 million for the nine months ended September 30, 2023. The licensing revenues in 2023 were due to the achievement of a development milestone pursuant to the Merck Neuromuscular License Agreement.

Collaboration revenues were zero for the three and nine months ended September 30, 2024. Collaboration revenues were zero for the three months ended September 30, 2023 and $442,000 for the nine months ended September 30, 2023 as a result of research services provided in 2023 under the Merck Neuromuscular License Agreement pursuant to which the Company became a successor in interest in connection with the Merger. Upon completion of the Merger, we had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement. As of December 31, 2023, we have completed the project services and had zero in deferred revenue under the Merck Neuromuscular License Agreement. We do not expect to earn any revenue from this license in 2024.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Direct external program expenses:
KVA12123 program	$676	$1,301	$(625)	$3,230	$4,732	$(1,502)
ALS target program	—	25	(25)	—	307	(307)
CD27 program	—	83	(83)	430	245	185
KCP-506 program	7	(80)	87	37	31	6
Internal and unallocated expenses:
Personnel-related costs	179	318	(139)	739	1,240	(501)
Facilities and related costs	14	209	(195)	94	753	(659)
Other costs	22	53	(31)	95	154	(59)
Total research and development expenses	$898	$1,909	$(1,011)	$4,625	$7,462	$(2,837)

Research and development expenses were $0.9 million for the three months ended September 30, 2024 and $1.9 million for the three months ended September 30, 2023 and decreased by $1.0 million, or 53%. The decrease in direct external program expenses of $0.6 million was primarily due to lower activities for KVA12123, our lead product candidate, as we had curtailed the clinical trial and suspended patient enrollment in the clinical trial from March to August 2024 due to failure to receive funding in April 2024 as expected. The decrease in our internal and unallocated research and development expenses of $365,000 was primarily due to lower personnel-related costs due to lower headcount and lower facilities allocations expense as we transitioned to clinical trials in 2023 and ceased using our laboratory space.

Research and development expenses were $4.6 million for the nine months ended September 30, 2024 and $7.5 million for the nine months ended September 30, 2023 and decreased by $2.8 million, or 38%. The decrease in direct external program expenses of $1.6 million was primarily due to lower activities for KVA12123, our lead product candidate, and ALS program expenses incurred to complete project services in 2023 under the Merck Neuromuscular License Agreement, partially offset by higher costs for CD27 due to licensing costs. The decrease in our internal and unallocated research and development expenses of $1.2 million was primarily due to lower facilities allocations expense as we transitioned to clinical trials in 2023 and ceased using our laboratory space and lower personnel-related costs due to lower headcount. Subject to receiving adequate funding, we expect our direct external program expenses to increase for the remainder of 2024 as we enroll additional patients in our clinical trials of KVA12123.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended September 30, 2024 and $2.1 million for the three months ended September 30, 2023 and decreased by $0.9 million, or 44%. This decrease was primarily due to a decrease in personnel costs of $694,000 and other administrative expenses of $226,000. Personnel costs decreased primarily due to lower salaries and benefits of $473,000 and lower stock-based compensation of $221,000 due to lower headcount in 2024 as compared to 2023.

General and administrative expenses were $6.4 million for the nine months ended September 30, 2024 and $9.4 million for the nine months ended September 30, 2023 and decreased by $3.0 million, or 32%. This decrease was primarily due to a decrease in personnel costs of $3.0 million. Personnel costs decreased primarily due to lower stock-based compensation of $2.0 million as the result of stock-compensation expense related to RSUs with performance conditions for the nine months ended September 30, 2023 and lower salaries and benefits of $974,000 due to lower headcount in 2024 as compared to 2023. We expect our general and administrative expenses to continue to be lower than 2023 as the result of lower headcount as compared to 2023 and other cost-reduction measures implemented to preserve cash.

Other Income and expense, net

Interest Income

Interest income was $33,000 for the three months ended September 30, 2024 and $104,000 for the three months ended September 30, 2023 and decreased by $71,000. Interest income was $97,000 for the nine months ended September 30, 2024 and $225,000 for the nine months ended September 30, 2023 and decreased by $128,000. Interest income decreased due to lower balances in interest-bearing accounts during 2024.

Interest Expense

Interest expense was a credit of $242,000 for the three months ended September 30, 2024 and $21,000 for the three months ended September 30, 2023 and decreased by $263,000. Interest expense was a credit of $168,000 for the nine months ended September 30, 2024 and $65,000 for the nine months ended September 30, 2023 and decreased by $233,000. Interest expense decreased primarily due to interest on outstanding vendor invoices not required to be paid that was previously accrued.

Change in Fair Value Measurement of Private Placement

Change in fair value of other asset was zero for the three months ended September 30, 2024 and a gain of $1.4 million for the three months ended September 30, 2023. Change in fair value of other asset was a loss of $3.8 million for the nine months ended September 30, 2024 and a loss of $180,000 for the nine months ended September 30, 2023. We determined the fair value of the rights from Private Placement to be zero as of March 31, 2024 as the second closing of the Private Placement did not occur in April 2024 as expected. As a result, we wrote off the balance of the rights from Private Placement during the three months ended March 31, 2024.

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

Sources of Liquidity

Since our inception through September 30, 2024, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront and milestone payments from our license agreements. As of September 30, 2024, we had $1.9 million in cash and an accumulated deficit of $180.4 million. Subject to receiving adequate funding, we expect that our operating expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

In July 2024, we received a $5.0 million Exclusivity Payment from TuHURA in connection with the TuHURA Agreement and are negotiating a Potential Transaction (as defined in the TuHURA Agreement) with TuHURA. In October 2024, TuHURA exercised its right to extend the TuHURA Agreement and paid us $300,000 in Exclusivity Payments.

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

As of September 30, 2024, we had cash of $1.9 million, and there is substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

We are exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action.

In July 2024, we received a $5.0 million Exclusivity Payment from TuHURA in connection with the TuHURA Agreement and are negotiating a Potential Transaction (as defined in the TuHURA Agreement) with TuHURA. In October 2024, TuHURA exercised its right to extend the TuHURA Agreement and paid us $300,000 in Exclusivity Payments.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,257)	$(12,134)
Investing activities	—	331
Financing activities	352	6,222
Net change in cash and cash equivalents	$(3,905)	$(5,581)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $4.3 million, consisting of a net loss of $14.6 million, partially offset by noncash charges of $5.8 million and a change in other net operating assets and liabilities of $4.5 million. The noncash charges primarily consisted of a $3.8 million change in fair value of rights from Private Placement, $1.1 million in stock-based compensation, $469,000 in common stock issued for services and $472,000 noncash operating lease expense. Our change in net operating assets and liabilities primarily resulted from an increase in Exclusivity Payment of $5.1 million, accounts payable and accrued liabilities of $158,000 and prepaid expenses and other current assets of $146,000, partially offset by a decrease in operating lease liability of $547,000.

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

Investing Activities

Cash provided by investing activities was zero for the nine months ended September 30, 2024 and $331,000 for the nine months ended September 30, 2023 consisting of cash received from the sale of certain property and equipment.

Financing Activities

Cash provided by financing activities was $352,000 for the nine months ended September 30, 2024 primarily related to proceeds of $502,000 from the issuance of our common stock, partially offset by repayment of a note payable of $150,000.

Cash provided by financing activities for the nine months ended September 30, 2023 was $6.2 million, primarily related to net proceeds of $5.5 million from the Registered Offering and $0.8 million from the issuance of our common stock to investors pursuant to the Sales Agreement.

Debt Obligations

Notes Payable

As of September 30, 2024, we had outstanding notes payable in an aggregate principal amount of $629,000 at an interest rate of 6%. Notes payable of $379,000 matured on June 30, 2024 and a note payable of $250,000 matured on July 31, 2024. As of September 30, 2024, the notes remain unpaid and are payable upon demand by the holder.

See Note 5 to our consolidated financial statements included in this Quarterly Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirements greater than 12 months are related to other contractual obligations and commitments related to license agreements.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of September 30, 2024, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We leased office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expired on July 31, 2024. This lease was not renewed and no other facility lease was entered into as the Company employees are working remotely.

On September 13, 2024 (the “Agreement Effective Date”), we entered into a Settlement Agreement (the “Agreement”) with ARE-SEATTLE No. 17, LLC (the “Landlord”), the landlord of our former premises in Seattle, Washington. Under the terms of the Agreement, we have agreed to pay the Landlord the outstanding monetary obligation of $679,000 (the “Outstanding Debt”) pursuant to that certain Lease Agreement, by and between us and the Landlord, dated as of November 19, 2010, as amended through June 30, 2020 (collectively, the “Lease”) as follows: (i) the Landlord’s application of the security deposit in the amount of $70,000, (ii) our payment to the Landlord of $85,000 (the “First Payment”) no later than five (5) business days after the Agreement Effective Date, and (iii) our payment to the Landlord of the Outstanding Debt balance of $524,000 (the “Second Payment” and together with the First Payment, the “Payment Milestones”) no later than February 1, 2025. The Agreement stipulates that upon the receipt by the Landlord of the Payment Milestones, the Landlord will fully discharge and forever release us from any claim, cause of action, or judgment, legal or equitable, in contract or tort, direct or indirect, presently asserted or not, known or unknown, through the date of the Agreement related to our monetary obligations under the Lease. We paid the First Payment to the Landlord on September 18, 2024.

Additionally, under the Agreement, as consideration for the Landlord’s agreement to delay collection of the Outstanding Debt and to not assess additional interest and late fees with respect to the Outstanding Debt, we executed a Confession of Judgment (the “Confession”) in favor of the Landlord, and as consideration for our agreement to execute the Confession, the Landlord agreed not to file any lawsuit or other legal action against us related to the Outstanding Debt, or to otherwise cause the Confession to be entered into any legal action or proceeding unless we fail to satisfy the Payment Milestones. The Agreement specifies that except as it relates to the matters contemplated in the Agreement, no action by the parties is to be construed as an admission of liability by any party as it relates to such parties’ rights or obligations under the Lease.

We entered into the Agreement to avoid the costs and uncertainties of legal proceedings, reflecting the Company’s commitment to responsibly managing its financial obligations and disputes as we continue to explore strategic alternatives.

In addition, we enter into agreements in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other research and development services. Such agreements generally provide for termination upon notice, although obligate us to reimburse vendors for any time or costs incurred through the date of termination.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting estimates used in the preparation of our financial statements for the three and nine months ended September 30, 2024 were consistent with those in Part II, Item 7 of our Annual Report on Form 10-K.

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

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation and for the reasons set forth above, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

Our common stock trades on an over-the-counter market, which has adversely affected our stock price and the liquidity of our stock and could impact our ability to obtain financing could be impaired.

The Company’s common stock was suspended from trading on The Nasdaq Capital Market at the opening of business on September 19, 2024 and delisted from Nasdaq effective as of October 25, 2024. Since September 19, 2024, the Company’s common stock has been trading on the OTC Pink Market under the symbol “KANT.” Such market is currently the only trading market for our common stock, which subjects the Company and our stockholders to certain significant risks including:

•
limited availability of market quotations for our common stock;
•
reduced liquidity for our common stock, including reduced availability of buyers or sellers of our common stock;
•
limited amount of news and analyst coverage or no coverage at all;
•
decreased ability to issue additional securities or obtain additional financing in the future; and
•
our common stock are no longer “covered securities” under the National Securities Markets Improvement Act of 1996, and therefore subject to regulation in each state in which we offer securities.

We can provide no assurance that our common stock will continue to trade on this market or any other market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. The ability of our investors to access the capital markets may be severely limited or eliminated.

Because of the trading volatility often associated with low-priced stocks not listed on a national securities exchange, many brokerage houses and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers. Some of those policies and practices may make the processing of trades in low-priced stocks economically unattractive to brokers. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, a low average price per share of common stock can result in individual stockholders paying transaction costs representing a higher percentage of their total share value than would be the case if the share price were higher.

In addition, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is not listed on The Nasdaq Capital Market, our common stock is not a covered security, and therefore, we are subject to regulation in each state in which we offer our securities. Accordingly, the types of financings that we may engage in are limited.

As a public company and notwithstanding the delisting of our common stock from The Nasdaq Capital Market, we continue to incur significant legal, accounting and other expenses and we are required to bear all of the internal and external costs of preparing filings in compliance with our obligations under the securities laws.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act, establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

As of September 30, 2024, Kineta had $1.9 million in cash, and there is substantial doubt about its ability to continue as a going concern. In July 2024, Kineta received cash proceeds of $5.0 million from TuHURA, however, based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
10.1

Exclusivity and Right of First Offer Agreement, dated as of July 3, 2024, by and between Kineta, Inc. and TuHURA Biosciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on July 8, 2024 and incorporated herein by reference).

10.2*	Settlement Agreement, dated as of September 13, 2024, by and between Kineta, Inc. and ARE-SEATTLE No.17, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kineta, Inc.

Date: November 6, 2024	By:	/s/ Craig Philips
Craig Philips
President
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Keith A. Baker
Keith A. Baker
Chief Financial Officer
(Principal Financial Officer)