Form 10-K
period 2024-12-31
KINETA, INC./DE
filed 2025-03-06
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2024 was $2.5 million, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2024.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2025 was 12,265,496.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE

On December 16, 2022, Yumanity Therapeutics, Inc. (“Yumanity”) completed its previously announced merger transaction with Kineta Operating, Inc. (formerly Kineta, Inc.) (“Private Kineta”) in accordance with the terms of the Agreement and Plan of Merger, dated as of June 5, 2022, as amended on December 5, 2022, by and among Yumanity, Private Kineta and Yacht Merger Sub, Inc., a wholly-owned subsidiary of Yumanity (“Merger Sub”), pursuant to which Merger Sub merged with and into Private Kineta, with Private Kineta surviving such merger as a wholly-owned subsidiary of Yumanity (the “Kineta-Yumanity Merger”). The surviving corporation from the Kineta-Yumanity Merger subsequently merged with and into Kineta Operating, LLC, with Kineta Operating, LLC being the surviving corporation. On December 16, 2022, in connection with, and prior to the completion of, the Kineta-Yumanity Merger, Yumanity effected a 1-for-7 reverse stock split of its common stock (the “Reverse Stock Split”). Immediately following the Kineta-Yumanity Merger, Yumanity changed its name to “Kineta, Inc.”

Unless the context otherwise requires, references to the “Company,” “Kineta,” “we,” “our” or “us” in this Annual Report on Form 10-K refer to Private Kineta and its subsidiaries prior to completion of the Kineta-Yumanity Merger and to Kineta, Inc. and its subsidiaries after completion of the Kineta-Yumanity Merger. In addition, references to “Yumanity” refer to the registrant prior to the completion of the Kineta-Yumanity Merger.

The Merger has been accounted for as a reverse merger and asset acquisition in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, Private Kineta was deemed to be the accounting acquirer for financial reporting purposes. Following the Kineta-Yumanity Merger, the business conducted by Private Kineta became the Company’s primary business.

Except as otherwise noted, references to “common stock” in this report refer to common stock, $0.001 par value per share, of the Company.

CAUTIONARY STATEMENT

In February 2024, the Company initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. The outcome of this process was the proposed merger transaction with TuHURA and sale of the Company’s assets described elsewhere in this Annual Report on Form 10-K. If the transaction with TuHURA is not consummated, the Company’s Board of Directors (the “Board”) may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

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

•
the completion of the proposed merger with TuHURA Biosciences, Inc.
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

PART I

Item 1. Business.

Proposed Merger with TuHURA Biosciences, Inc.

On December 11, 2024, Kineta, Inc. (“Kineta” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among TuHURA Biosciences, Inc., a Nevada corporation (“TuHURA”), Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of TuHURA (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of TuHURA (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta (the “Stockholders Representative”).

Pursuant to the terms of the Merger Agreement, among other things and subject to the terms and conditions set forth therein, Merger Sub I will (a) merge with and into the Company (the “First Merger”), with the Company being the surviving corporation of the First Merger, also known as the “Surviving Entity”; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers” ), with Merger Sub II being the surviving company of the Second Merger, also known as the “Surviving Company.” The Mergers are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Merger Consideration

Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Merger (the “Effective Time”), each share (the “Share”) of Kineta’s common stock, par value $0.001 per share (“Kineta Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) Shares held in treasury by Kineta or held directly by TuHURA or the Merger Subs, which Shares will be cancelled, or (ii) Shares that are held by any holder who is entitled to demand and properly demands appraisal of such Shares of pursuant to, and in compliance with, Section 262 of the General Corporation Law of the State of Delaware) will thereupon be converted automatically into and will thereafter represent the right to receive, without interest, (x) the number of validly issued, fully paid and non-assessable shares of common stock, $0.001 par value per share, of TuHURA (“TuHURA Common Stock”) (rounded down to the nearest whole share subject to the payment of any cash in lieu of fractional shares as set forth in the Merger Agreement) equal to (i) the Initial Per Share Stock Consideration plus (ii) the Delayed Per Share Stock Consideration, (y) plus an amount in cash equal to (i) the Per Share Cash Consideration plus (ii) the Disposed Asset Payment Right (collectively, the Initial Per Share Stock Consideration, the Delayed Per Share Stock Consideration, the Per Share Cash Consideration and the Disposed Asset Payment Right, the “Merger Consideration”).

“Initial Per Share Stock Consideration” means the number of shares of TuHURA Common Stock being issued for each share of Kineta Common Stock, determined as follows:

•
the difference of $15,000,000 and any deductions if the Per Share Cash Consideration (as described below) is less than zero;
•
such difference in the first bullet, divided by $5.7528, such stock price, the “Parent Share Value”; and
•
with such resulting quotient from the second bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Delayed Per Share Stock Consideration” means the number of shares of TuHURA Common Stock being issued for each share of Kineta Common Stock, determined as follows:

•
the difference of $5,000,000 and (i) any liabilities incurred by TuHURA due to a breach of the undisclosed liabilities representation made by Kineta in the Merger Agreement; (ii) any and all losses incurred through the six months after the closing of the Mergers (the “Closing”) and those losses estimated to be incurred by Parent related to any stockholder litigation; and (iii) any amount to which the closing net working capital deficient is greater than $12,000,000;
•
such difference in the first bullet, divided by the Parent Share Value; and
•
with such resulting quotient from the second bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Per Share Cash Consideration” means an amount in cash for each share of Kineta Common Stock, determined as follows:

•
the difference of $15,000,000 and (i) $5,000,000 (as credit for the exclusivity payment already made by TuHURA to Kineta); (ii) $300,000 (as credit for the extension payment already made by TuHURA to Kineta); (iii) $695,000 (which represents advances already made by TuHURA to Kineta in connection with the exclusivity agreement); (iv) any amounts loaned by TuHURA to Kineta (not including amounts under the CTF Agreement (as defined below)) after December 31, 2024 pursuant to the terms of the Merger Agreement; and (v) if the net working capital is less than $0, such difference (and if the net working capital is greater than $0, then such difference will be added to the $15,000,000 base cash consideration); and
•
such difference in the first bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Disposed Asset Payment Right” means any cash payments received by the Company in connection with any permitted asset disposition (which may not relate to the assets associated with, derived from or relating to KVA12123) received from the Closing Date until the third-year anniversary thereof, extended up to a period of six years in aggregate after the Closing Date.

“net working capital” means any cash Kineta has at the Closing, plus $322,933 for prepaid expenses in connection with their trials minus any liabilities of Kineta at the Closing and any unpaid transaction expenses of the Company.

At the Effective Time, each In-the-Money Company Stock Option that is vested or unvested and held by a Person will become exercisable as set forth in the applicable Optionholder Treatment Agreement and, upon such exercise, the holder will be entitled to receive the Merger Consideration; each Out-of-the-Money Company Stock Option held by a Person will be canceled and extinguished for no consideration; the warrants to purchase shares of common stock issued by the Company prior to 2023, pursuant to warrant agreements entered into by and between the Company and the respective warrant holder (the “Pre-2023 Company Warrants”) will terminate upon their terms if such Pre-2023 Company Warrants are not previously exercised (if the Pre-2023 Company Warrants are exercised prior to the Effective Time, as a holder of the Shares, the holder of such former Pre-2023 Company Warrants will be entitled to receive the Merger Consideration); and the 2023 Company Warrants will be entitled to the benefits as set forth in the applicable Warrantholder Treatment Agreement.

Closing Conditions

The Closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approval of the Mergers by Kineta’s stockholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) the effectiveness of the registration statement of TuHURA pursuant to which shares of TuHURA Common Stock to be issued in the Mergers will be registered with the U.S. Securities and Exchange Commission (the “SEC”), (iv) compliance by the parties with their respective covenants, (v) no law or order preventing the Mergers and related transactions, (vi) the listing of shares of TuHURA Common Stock issued as Merger Consideration to Kineta stockholders on The Nasdaq Capital Market, (vii) the absence of a continuing material adverse effect with respect to each of TuHURA and Kineta, (viii) the completion by TuHURA of a financing transaction that will result in net proceeds to TuHURA of not less than $35 million (the “Concurrent Investment”), (ix) the approval by TuHURA’s stockholders of an amendment to its articles of incorporation increasing its authorized shares to 200,000,000 shares of TuHURA Common Stock and (x) Kineta having a maximum of $12,000,000 in estimated net working capital deficit at the Closing.

No Solicitation; Board Recommendation

Kineta has also agreed not to (a) solicit proposals relating to alternative transactions or (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party, subject to certain exceptions to permit the Kineta board of directors to comply with its fiduciary obligations. Kineta has further agreed to cease and cause to be terminated any existing discussions or negotiations, if any, with regard to alternative transactions. However, subject to satisfaction of certain conditions and under the circumstances specified in the Merger Agreement, prior to the adoption of the Merger Agreement by Kineta’s stockholders, the Kineta board of directors may change its recommendation and may terminate the Merger Agreement in response to an unsolicited, bona fide acquisition proposal that the Kineta board of directors determines in good faith constitutes a Superior Proposal, subject to customary match rights.

Termination and Fees

Upon termination of the Merger Agreement (a) by Kineta to accept and enter into a definitive agreement with respect to a Superior Proposal or by TuHURA upon the withdrawal or modification of the Kineta board recommendation with respect to the Mergers, Kineta will be required to pay TuHURA a termination fee of $1,000,000; or (b) by Kineta, if TuHURA is unable to close the Concurrent Investment before the End Date and all other conditions to closing are complete, TuHURA will be required to pay Kineta a termination fee of $1,000,000.

Other Terms of the Merger Agreement

The Merger Agreement contains customary representations, warranties and covenants made by Kineta and TuHURA, including covenants relating to obtaining the requisite approvals of the stockholders of Kineta and TuHURA, indemnification of directors and officers and Kineta’s and TuHURA’s conduct of their respective businesses between the date of signing of the Merger Agreement and the Closing. The parties have agreed to use reasonable best efforts to take all actions necessary to consummate the Mergers, including for Kineta to hold a meeting of its stockholders to vote on proposals related to the Mergers and for TuHURA to hold a meeting of its stockholders to vote on a proposal to increase the authorized shares of TuHURA to 200,000,000 shares of TuHURA Common Stock. The representations and warranties in the Merger Agreement will not survive the Closing.

For additional information regarding the Mergers, including associated risks and uncertainties, see “Item 1A. Risk Factors – Risks Related to the Mergers.”

Asset Sales

Partnered Programs Asset Sale

On February 4, 2025, Kineta entered into an asset purchase agreement (the “HCRX Asset Purchase Agreement”) with HCRX Investments Holdco, L.P. (“HCRX”) pursuant to which Kineta agreed to sell and transfer to HCRX specific intellectual property and related assets. The key purchased assets include Kineta’s right, title and interest in, to and under the Technology Transfer and License Agreement with Genentech (as amended to date), the Exclusive License and Research Collaboration Agreement with Merck (as amended to date, the “Merck Neuromuscular License Agreement”), and the Exclusive License Agreement with FAIR Therapeutics (as amended to date), certain issued and pending patents and know-how specifically related to these three agreements and 27.5% of all amounts actually paid to and received by HCRX (as assignee of Kineta) under these three agreements (the “License Receivables”), provided however, solely with respect to License Receivables attributable to the commencement of IND-enabling GLP toxicology studies milestone under Section 5.3.1(a)(3) of the Merck Neuromuscular License Agreement, the percentage shall equal 55% of such License Receivables. The assets excluded from the HCRX Asset Purchase Agreement were 72.5% or 45%, as applicable, of the License Receivables and any right, title or interest in, to and under any contracts, assets, properties, interests in properties or rights (whether real, personal or mixed, tangible or intangible) of Kineta and its affiliates other than the those included as purchased assets for a period not to exceed six years according to the HCRX Asset Purchase Agreement. The purchase price consists of a nominal base amount of $1.00 and the assumption of the specified liabilities. HCRX assumed liabilities accruing after the closing date, including executory obligations under the assigned contracts, while Kineta retained the liabilities related to the excluded assets, the ownership of the transferred intellectual property arising before the closing date of the HCRX Asset Purchase Agreement, and specific tax liabilities.

KCP506 Asset Sale

On February 4, 2025, Kineta Chronic Pain, LLC (“Kineta Chronic Pain”) entered into the asset purchase agreement (the “Pacira Asset Purchase Agreement”) with Pacira Pharmaceuticals, Inc. (“Pacira”) pursuant to which Kineta Chronic Pain agreed to sell certain of its assets related to the development of KCP506, a product candidate for pain treatment. In return, Pacira agreed to pay a purchase price of $450,000 and assume limited liabilities associated with the KCP506 assets. Pacira also agreed to pay for all costs related to patent prosecution for registered intellectual property relating to KCP506 which were due February 1, 2025. The assets to be transferred include intellectual property rights, assumed contracts, permits, inventory, tangible personal property, business records, warranties, and deposits, while certain liabilities and assets, such as the Program Assets, are excluded.

CD27 Asset Transfer

On January 29, 2025, Kineta entered into a Termination and Mutual Release Agreement (the “GigaGen Agreement”) with GigaGen, Inc. (“GigaGen”). Effective as of the date thereof, the GigaGen agreement terminated the existing Option and License Agreement, as amended in July 2022, December 2022, May 2023 and December 2023 (the “CD27 Agreement”) between Kineta and GigaGen. The termination is mutually agreed upon and is not due to any fault or breach by either party. As part of the termination, GigaGen waived all fees accrued, due, or payable by Kineta, totaling $180,000. Kineta agreed to assign all solely owned and jointly owned right, titles, and interests in certain intellectual property and patents related to the CD27 program back to GigaGen. Additionally, pursuant to the GigaGen Agreement, Kineta will transfer all related data and regulatory filings to GigaGen by February 8, 2025. Kineta also granted to GigaGen, an exclusive, perpetual, irrevocable, unrestricted, fully paid-up, royalty-free, worldwide, transferable, sublicensable (through multiple tiers) right and license to use, copy, reproduce, modify, create derivative works, make, have made, distribute, commercialize and otherwise fully exploit all information in respect of Kineta’s CD27 program to the full extent of Kineta’s rights therein. Both parties released each other from any claims or liabilities arising from the CD27 Agreement, except for those specified in the GigaGen Agreement.

Overview

On February 29, 2024, Kineta announced that it had completed a review of its business, including the status of its programs, resources and capabilities. Following this review, Kineta determined that it would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring included a reduction in its workforce by approximately 64% and a pause in the enrollment of new patients in its ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients then enrolled in the trial were permitted to continue to participate. The Company made this decision, in part, because certain investors have failed to fulfill their contractual obligation to fund and the second closing of the private placement for an aggregate purchase price of $22.5 million in connection with the Kineta-Yumanity Merger (the “Private Placement”) did not occur. Kineta initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that were evaluated included a sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. The outcome of this process was the transaction with TuHURA described above. If the transaction with TuHURA is not consummated, the Company's Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. In the event of such liquidation, bankruptcy case, or other wind-down event, holders of the Company's securities will likely suffer a total loss of their investment.

On August 19, 2024, the Company resumed enrollment of its ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA 12123 and expects to complete enrollment of the Phase 1 study by end of the first quarter of 2025.

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

KVA12123 is a VISTA blocking immunotherapy in development as an intravenous infusion dosed every two weeks. Kineta dosed the first patient in a Phase 1/2 clinical trial of KVA12123 in the United States in April 2023. The ongoing Phase 1/2 clinical study is designed to evaluate KVA12123 as a monotherapy and in combination with the immune checkpoint inhibitor pembrolizumab in patients with advanced solid tumors. Monotherapy and combination therapy safety, pharmacokinetic and biomarker data were presented at the American Association for Cancer Research and at the Society for Immunotherapy of Cancer’s (SITC) annual meetings in April and November 2024, respectively. KVA12123 was designed to be a differentiated VISTA blocking immunotherapy to address the problem of immunosuppression in the tumor microenvironment (“TME”). It is a fully human engineered IgG1 monoclonal antibody that binds to VISTA through a unique epitope and across neutral and acidic pHs. KVA12123 may be an effective immunotherapy for many types of cancer, including non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), ovarian cancer (“OC”), renal cell carcinoma (“RCC”) and head and neck squamous cell carcinoma (“HNSCC”). These indications represent a significant unmet medical need with a large worldwide commercial opportunity for KVA12123.

Kineta was also developing an anti-CD27 agonist mAb immunotherapy to address the problem of exhausted T cells. The nominated lead candidate is a fully human mAb that demonstrates nanomolar (“nM”) binding affinity to CD27 in humans. In preclinical studies, Kineta’s lead anti-CD27 candidate demonstrated antitumor efficacy as a single agent and in combination with other immunotherapies in multiple solid and hematological preclinical tumor models. CD27 is a clinically validated target that may be an effective immunotherapy for advanced solid tumors including RCC, CRC and OC.

According to Market Data Forecast, the immuno-oncology market generated sales of approximately $111 billion in 2023 and is forecast to reach $201 billion in 2028. If Kineta successfully completes the clinical trial program for KVA12123 and if Kineta subsequently obtains regulatory approval for KVA12123, Kineta will focus on initial target indications in cancers with high VISTA expression. Initially the clinical development of KVA12123 will be as a second-line therapy in these indications. NSCLC, CRC and OC cancer therapy segments represent a forecasted $48 billion market opportunity in 2027 according to GlobalData.

Kineta is a leader in the field of innate immunity and is focused on developing potentially differentiated immunotherapies. Kineta has assembled an experienced management team, a seasoned research and clinical team, an immuno-oncology focused scientific advisory board, and a leading intellectual property position to advance its pipeline of potential novel immunotherapies for cancer patients.

Kineta’s Strategy

Kineta’s immediate strategy is to first complete the Mergers.

Kineta has initiated a process to explore a range of strategic alternatives to maximize shareholder value. The outcome of such process was the transaction with TuHURA and the sale of the Company’s assets described above. Subject to the satisfaction or waiver of the Closing conditions above, including the approval by TuHURA’s stockholders of an amendment to its articles of incorporation increasing its authorized shares to 200,000,000 shares of TuHURA Common Stock and the required approval of the Mergers by Kineta’s stockholders, the Mergers are expected to be completed in the first half of 2025. However, neither Kineta nor TuHURA can predict the actual date on which the Mergers will be completed, or if the Mergers will be completed at all, because completion of the Mergers is subject to conditions and factors outside the control of both companies. If the transaction with TuHURA is not consummated, the Company's Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

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

The key element of Kineta’s strategy to achieve this mission is to advance the clinical development of Kineta’s lead product candidates. Kineta’s most advanced drug candidate, KVA12123, is a potentially differentiated VISTA blocking immunotherapy currently being tested in a Phase 1/2 clinical trial. Kineta’s IND application for KVA12123 was accepted by the U.S. Food and Drug Administration (the “FDA”) in November 2022. Kineta initiated a Phase 1 dose escalation study with KVA12123 as a monotherapy and in combination with pembrolizumab in patients with advanced solid tumors in the fourth quarter of 2022. Initial data from this clinical trial was first released in the fourth quarter of 2023 and consolidated in the second and fourth quarters of 2024.

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
Exhausted T cells
Poor tumor immunogenicity
Mechanisms of Cancer Immune Resistance
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

Figure 2. Kineta’s pipeline

KVA12123: VISTA blocking immunotherapy

KVA12123 is designed to be a differentiated VISTA blocking immunotherapy to address the problem of immunosuppression in the TME. KVA12123 is a VISTA blocking immunotherapy in development as an infusion dosed every two weeks. The drug is being evaluated in an ongoing Phase 1/2 clinical trial as a monotherapy and in combination with pembrolizumab in patients with advanced solid tumors. Through the combination of unique epitope binding and an optimized IgG1 Fc region, KVA12123 demonstrates strong monotherapy tumor growth inhibition in preclinical models without evidence of cytokine release syndrome (“CRS”) in clinical trial participants. KVA12123 also exhibits an excellent safety profile in all monotherapy cohorts and initial combination cohorts. KVA12123 has been shown to de-risk the VISTA target and provides a novel approach to address the problem of immunosuppression in the TME with a mechanism of action that is differentiated and complementary to T cell focused therapies. KVA12123 may be an effective immunotherapy for many types of cancer including high VISTA expressing cancers including NSCLC, CRC, OC, RCC and HNSCC.

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

There is a strong clinical rationale for targeting VISTA with an antibody immunotherapy. The innate immune target VISTA is highly expressed in NSCLC, OC, colon cancer, melanoma, pancreatic cancer and gastric cancer and correlates with poor outcomes in cancer patients. VISTA is also up-regulated after CPI therapy (e.g., Keytruda®, pembrolizumab) and is associated with treatment failure (Figure 3).

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

Avg. Tumor Volume (mm³)
3000
2000
1000
0
IgG Control
KVA12.2a
Anti-mPD1
KVA12.2a/Anti-mPD-1
0
10
20
30
40
Days post implantation

Tumor Growth Inhibition

Anti-VISTA: **35-42%**

Anti-PD1: **42-60%**

Combination: **68%**

Bladder Cancer Model MB49*

hVISTA KI mice

Mean Tumor Volume

Avg. Tumor Volume (mm³)
1500
1000
500
0
Human IgG1
KVA12123
anti-mPD1
KVA12123/ anti-mPD1
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

KVA12123 Competitive Differentiation

The competitive landscape for VISTA blocking immunotherapies includes four primary companies (Kineta, Inc., Hummingbird Bioscience Pte. Ltd., PharmAbcine, Inc. and Sensei Biotherapeutics, Inc.) with assets in Phase 1 clinical development. Other discovery stage assets have been announced by Apexigen, Inc. and Five Prime Therapeutics (acquired by Amgen Inc.)/Bristol Myers Squibb Company (“BMS”). See Figure 7 below for more information on competitive products in development.

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

Figure 12. VISTA expression in ovarian cancer. (A) Normal ovarian tissue and (B) ovarian cancer tissue stained for VISTA expression (brown)

Source: Kineta data

VISTA-101 Clinical Trial (VISTA-101)

Kineta announced dosing of the first patient with KVA12123 as a monotherapy in the VISTA-101 trial in April 2023. The ongoing Phase 1/2 clinical study of KVA12123 has finished enrollment in the monotherapy cohorts and continues enrollment in the last combination cohort with pembrolizumab.

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

Kineta is conducting a Phase 1/2 clinical study evaluating KVA12123 as a single agent and in combination with KEYTRUDA® in patients with advanced solid tumors. The objectives of the study are to evaluate the safety, tolerability, PK and anti-tumor responses of KVA12123 as a monotherapy and in combination with KEYTRUDA® with initial clinical data released in the fourth quarter of 2023 and consolidated in the second and fourth quarters of 2024. Kineta is responsible for conducting this study.

VISTA-101 Clinical Data

Kineta presented the last updated KVA12123 clinical data from VISTA-101 as a monotherapy and in combination KEYTRUDA® at the SITC 39th Annual Meeting in November 2024.

As of January 31, 2025, the Phase 1/2 VISTA-101 trial enrolled 24 patients with advanced solid tumors in the six monotherapy dose-escalation cohorts, where subjects received either 3, 10, 30, 100, 300 or 1000 mg of KVA12123 by intravenous infusion every two weeks, and 13 patients in the first three combination therapy cohorts, where subjects received 30, 100 and 300 mg of KVA12123 Q2W and 400 mg of pembrolizumab Q6W. Patients enrolled in VISTA-101 monotherapy arm ranged in gender, ethnicity and age (Figure 15). Patients were heavily pretreated with multiple prior lines of therapy including chemotherapy, radiation and immunotherapy.

Figure 15. VISTA-101 baseline patient characteristics

Safety

Evaluating the safety and tolerability of KVA12123 is one of the primary objectives of VISTA-101. As of January 31, 2025, enrollment was completed in all six monotherapy cohorts with 24 patients dosed in six different dosing levels. KVA12123 was well tolerated at all doses and no dose limiting toxicities (“DLT”) were observed. All KVA12123 treatment emergent adverse events were grades 1-2.

Figure 16: VISTA-101 KVA12123 was well tolerated tolerated at all dose levels in the six monotherapy cohorts and the first two combination cohorts (30 and 100 mg KVA12123 + 400 mg pembrolizumab)

Cohort B3 (300 mg KVA12123 IV Q2W + pembrolizumab 600mg Q6W) has enrolled 4 patients. These patients are still under assessment until the end of the DLT period and are not reflected in the table above.

Furthermore, no evidence of CRS or associated cytokines including IL-6, TNFα & IL-10 were detected.

Figure 17. VISTA-101 No CRS-related cytokine induction observed

Pharmacokinetics (PK) and Receptor Occupancy (RO)

PK is the study of how the body interacts with KVA12123 for the entire duration of exposure after administration. KVA12123 exhibited a greater than dose-proportional pharmacokinetic profile in drug exposure across all doses, consistent with target-mediated drug disposition at lower doses and target saturation at higher doses.

Figure 18. VISTA-101 KVA12123 Pharmacokinetics

30 mg
10 mg
3 mg
100mg
300mg
1000mg
1000000
100000
10000
1000
100
10
KVA12123 (ng/mL)
0
48
96
144
192
240
288
336
Time Post-Start of Infusion (hr)

To guide the recommended phase 2 dose decision, Kineta developed a proprietary assay to evaluate VISTA receptor occupancy (“RO”) on immune cells from patients treated with KVA12123. This is an important metric for evaluating how well KVA12123 is blocking the VISTA target. KVA12123 achieved a greater than 90% VISTA RO at the 30 mg dose and a complete saturation of the target between two-dose interval was achieved at 1000 mg, indicating that KVA12123 RP2D or optimal clinical dose should be between 300 and 1000mg.

Figure 19. VISTA-101 KVA12123 VISTA receptor occupancy

Biomarkers

In drug development and clinical trials, biomarkers may be useful to identify patient populations for a study, monitor therapeutic response and identify side effects. KVA12123 demonstrated dose-proportional on-target biomarker immune responses involved in anti-tumor activity. KVA12123 demonstrated significant efficacy-related, dose-dependent cytokine induction of CXCL10, IFNg, CCL2 (MCP1), CCL3 (MIP1α), CCL4 (MIP1β) and CXCL8 (IL8), which are involved in immune cell activation and recruitment to the TME (Figure 19). Additionally, increases in anti-tumor immune cell subpopulations including nonclassical monocytes with an activated phenotype (increased of cell surface expression of HLA-DR and CD80), NK cells, CD4+ T cells and CD8+ T cells were observed during treatment (Figure 20).

Figure 20. VISTA-101 KVA12123 pro-inflammatory biomarkers

CXCL10 (IP10)
IFNγ
CCL2 (MCP1)
CCL3 (MIP1α)
CCL4 (MIP1β)
CXCL8 (IL-8)
C$_{max}$ (pg/mL)
Dose (mg)
Pre
3
10
30
100
10000
7500
5000
1500
1000
500
0
80
60
40
20
2500
2000
250
200
150
100
50
3000
600
400
300

Figure 21. VISTA-101 KVA12123 immune cell responses

Non-classical monocytes
NK cells
HLA-DR expression
on non-classical monocytes
CD4+ T cells
CD8+ T cells
CD80 expression
on non-classical monocytes
Max fold change
from predose
Pre
3
10
30
100
Dose (mg)

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

VISTA-101 Initial Monotherapy Data Summary

Safety

•
Cleared all six KVA12123 monotherapy cohorts (3, 10, 30, 100, 300 and 1000 mg KVA12123) and completed enrollment of the first three combination therapy cohorts (30, 100 and 300 mg KVA12123 plus 400 mg pembrolizumab) with 37 patients dosed
•
Well tolerated and no DLT were observed
•
No evidence of CRS-associated cytokines (IL-6, TNFα and IL-10) were detected

Pharmacokinetics (PK) and Receptor Occupancy (RO)

•
KVA12123 administration achieved >90% VISTA RO at doses greater than or equal to 30 mg and a complete saturation of the target between two-dose interval was achieved at 1000 mg dose
•
PK analyses demonstrated a greater than dose-proportional increase in drug exposure across all evaluated doses, consistent with target-mediated drug disposition at lower doses and target saturation at higher doses

Biomarkers

•
Demonstrated efficacy-related cytokine secretion of CXCL10, IFNg, CCL2, CCL3, CCL4 and CXCL8
•
Significant changes in anti-tumor immune cell subpopulations were observed after treatment

Development timeline

In the ongoing VISTA-101 clinical trial, full enrollment has been achieved in the monotherapy arm as well as in the first three combination therapy cohorts. The last combination therapy cohort opened in February 2025. Updated monotherapy and combination therapy data was presented at SITC in November 2024. Consolidated monotherapy and combination therapy safety and efficacy data are anticipated in the second quarter of 2025. The Company anticipates a meeting with the FDA at the end of Phase 1 and expects to initiate the Phase 2 arms of VISTA-101 in the second half of 2025.

Potentially Large Commercial Opportunity for KVA12123

Based on the strong clinical rationale and commercial opportunity, Kineta has identified NSCLC, SCCHN, OC, CRC and RCC as potential initial indications for KVA12123. Data from the Phase 1/2 clinical trial will more fully inform the indications to initially pursue for regulatory approval.

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

1.2M newly diagnosed patients

Renal cell carcinoma [5]

372K newly diagnosed patients

Source: GlobalData: Global Drug Forecast and Market Analysis to 2028 (1. NSCLC, 2. SCCHN, 3. OC 4. CRC and 5. RCC)

Anti-CD27 agonist mAb immunotherapy

Kineta was developing an anti-CD27 agonist mAb immunotherapy to address the problem of exhausted T cells in the TME. It has been recently demonstrated that it is very difficult to reverse T cell exhaustion. As an alternative approach, Kineta was developing an agonist antibody to a receptor (CD27) present on naïve T cells circulating outside the tumor. Anti-CD27 monoclonal antibodies activate and induce the maturation and migration of naïve T cells. CD27 activation also drives the diversification of the T cell repertoire, lowering the activation threshold of T cells against low affinity tumor antigens. Recent data also suggests that an agonist anti-CD27 antibody can activate important innate immune cell populations like NK cells and inflammatory myeloid cells. These cells contribute to an effective anti-tumor response, especially in CPI-resistant patients.

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

Figure 25. Lead anti-CD27 agonist mAb demonstrates monotherapy and combination therapy growth inhibition in MC38 preclinical model

Source: Kineta data

Kineta was developing a novel anti-CD27 agonist mAb immunotherapy for advanced solid tumors including RCC, OC and CRC.

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

In-License Agreements

License Agreement with GigaGen, Inc.-VISTA

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, which was amended in November 2020 and further amended in May 2023 and January 2025 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the VISTA Agreement were zero for the year ended December 31, 2024 and $250,000 for the year ended December 31, 2023.

Under the VISTA Agreement, GigaGen is eligible to receive approximately $20.3 million in development and regulatory milestone payments and up to $11.0 million in sales milestone payments. In addition, GigaGen is eligible to receive low single-digit royalty percentages based on net sales. Kineta is responsible (with input from GigaGen) for the preparation, filing, prosecution and maintenance of all patents and patent applications, and all associated costs.

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

License Agreement with GigaGen, Inc.-CD27

In June 2021, Kineta entered into the CD27 Agreement with GigaGen to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the CD27 Agreement were $430,000 for the year ended December 31, 2024 and zero for the year ended December 31, 2023.

GigaGen and Kineta entered into the GigaGen Agreement, effective January 29, 2025, to terminate their existing CD27 Agreement. The termination is mutually agreed upon and is not due to any fault or breach by either party. GigaGen waived all accrued fees amounting to $180,000 and any future payments from Kineta. Kineta assigned all rights to its sole and joint inventions and patents related to the CD27 program back to GigaGen and transferred all related data and regulatory filings. Both parties released each other from any claims related to the CD27 Agreement and agreed to maintain confidentiality and cooperate in perfecting the transfer of intellectual property.

Out-License Agreements

The agreements described below (collectively, the “Partnered Programs”) were sold to HCRX pursuant to the HCRX Asset Purchase Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the HCRX Asset Purchase Agreement, Kineta will sell to HCRX all of Kineta’s right, title and interest in and to the Partnered Programs, for a purchase price of $1.00 in cash and the right to receive 72.5% or 45%, as applicable, of any milestone or royalty payments payable to Kineta pursuant to the Partnered Programs for a period not to exceed six years.

Merck & Co., Inc.

In connection with the Kineta-Yumanity Merger, Kineta became the successor in interest to an exclusive license and research collaboration agreement with Merck & Co., Inc. to support research, development and commercialization of products for treatment of amyotrophic lateral sclerosis and frontotemporal lobar dementia (the “Merck Neuromuscular License Agreement”).

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

Genentech, Inc.

In connection with the Kineta-Yumanity Merger, Kineta became the successor in interest to an exclusive technology transfer and license agreement with Genentech, Inc. to support research, development and commercialization of a small molecule product with an undisclosed target (the “Genentech Small Molecule License Agreement”).

FAIR Therapeutics, B.V.

In connection with the Kineta-Yumanity Merger, Kineta became the successor in interest to an exclusive license agreement with FAIR Therapeutics, B.V. to support research, development and commercialization of products for the treatment of cystic fibrosis (the “FAIR License Agreement”) .

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

Drug Manufacturing Organizations Agreements

Master Development Services Agreement with Samsung Biologics Co., Ltd.

In July 2021, Kineta entered into a Master Development Services Agreement (the “Samsung Agreement”) with Samsung Biologics Co., Ltd. (“Samsung”) to perform biologics development and manufacturing and drug stability services for the VISTA program. Under the Samsung Agreement, Samsung will provide services pursuant to product-specific agreements, which specify the services to be provided, deliverables, payments due and timelines, in accordance with cGMP, where applicable. The services will be performed at Samsung’s facility and Samsung will maintain manufacturing documentation for the manufacturing process. Kineta will provide adequate materials for Samsung to carry out the services and will pay Samsung pre-negotiated fees for product-specific services related to VISTA.

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

As of January 31, 2025, Kineta’s patent portfolio as it pertains to its key product candidates included fourteen (14) national phase applications in the KVA-001 patent family related to VISTA. The countries are as follows: U.S., Australia, Brazil, Canada, China, Europe (European Patent Office (“EPO”)), Hong Kong, Israel, India, Japan, Korea, Mexico, Russia, and Singapore. Its estimated expiration date without any patent term adjustment or extension is 20 years from filing, i.e., February 18, 2042.

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

Kineta’s patent strategy focuses on securing market exclusivity through a portfolio of patents and claim sets to ensure broad based protection for Kineta’s innovative technologies. Geographically, Kineta files patents in those countries that account for 90% of the revenue of the global pharmaceutical market as well as several additional markets due to their strategic importance, including the U.S., multiple EU countries, Japan, Korea, China, Hong Kong, India, Singapore, Switzerland (through the European Patent Organization), Russia, Canada and Mexico.

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

The table below summarizes the high-level filing strategy of Kineta’s existing patent portfolio for its VISTA related assets:

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

As more fully described above, as of January 31, 2025, Kineta’s patent portfolio included 14 U.S. and foreign applications, which entered national phase in 2023.

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

Kineta established a manufacturing agreement with Samsung in July 2021 to provide end-to-end contract development and manufacturing services, including cell line development, manufacturing process development, clinical drug substance and drug product manufacturing, stability testing and IND filing support for KVA12123. Samsung has no commercial rights to KVA12123 or any other Kineta assets.

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

Immunotherapies are unique in cancer treatment in that they do not kill cancer cells directly, but rather enhance the endogenous immune response to tumors. By enhancing the immune response, it is now possible to obtain dramatic and long-lasting tumor regressions, even in patients with advanced or otherwise incurable cancers. There exist today four broad categories of marketed immunotherapies:

•
Cell-based therapies (e.g., CAR T cells);
•
Vaccines (e.g., BCG);
•
Oncolytic viruses (e.g., T-Vec); and
•
Immunomodulators (e.g., CPIs).

Immune checkpoint inhibitors (CPIs)

The most widely prescribed and effective group of treatments are the CPIs. Since 2011, ten CPIs have been approved in the United States, primarily for the treatment of advanced or metastatic solid tumors. CPIs that have been approved by the FDA only have a few different mechanisms of action. They either block the interaction of PD1 with its ligands (PD-L1 or -L2), or they block the interaction of CTLA4 with its ligands (CD80 or CD86), or they block the interaction of LAG-3 to its canonical MHC Class II ligand. Since PD1, CTLA4 and LAG-3 serve as breaks on the T-cell-driven immune response, antibodies that block these interactions enhance the activation of effector T cells. The first LAG-3 inhibitor was FDA approved only in combination with a PD1 inhibitor in March 2022.

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

KVA12123 (VISTA) Competition

There are currently no approved VISTA blocking immunotherapies on the market. The competitive landscape includes four primary companies with assets in Phase 1 clinical development (Figure 25). Other discovery stage assets have been announced by Apexigen, Inc. and Five Prime Therapeutics (acquired by Amgen Inc.)/BMS.

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

Employees and Human Capital Resources

As of December 31, 2024, Kineta had four full-time employees, including one employee with a Ph.D. degree who is engaged in research and development activities. The other three employees are engaged in general and administrative activities. None of Kineta’s employees are represented by a labor union or covered by a collective bargaining agreement. Kineta considers its relationship with its employees to be good. In addition, Kineta also has one part-time research and development consultant engaged as a clinician and a medical monitor.

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

Properties and Facilities

Kineta leased office and laboratory premises in Seattle, Washington pursuant to a lease agreement that commenced in April 2011 and expired on July 31, 2024. This lease was not extended and no other facility lease was entered into as the Company's employees work remotely. Kineta believes that its current remote operating plan is adequate for its current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of Kineta’s operations.

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

Summary of the Material Risks Associated with Kineta’s Business

Risks relating to the Mergers include:

•
The Merger Consideration depends on Kineta’s net working capital, so the market value of the Merger Consideration that Kineta stockholders will receive in the Mergers is uncertain.
•
The market price of TuHURA Common Stock will continue to fluctuate after the Mergers.
•
The Mergers may not be completed and the Merger Agreement may be terminated in accordance with its terms.
•
The termination of the Merger Agreement could negatively impact TuHURA or Kineta and the trading prices of TuHURA Common Stock or Kineta Common Stock.
•
The shares of common stock of TuHURA to be received by Kineta stockholders as a result of the Mergers will have rights different from the shares of Kineta Common Stock.
•
Until the completion of the Mergers or the termination of the Merger Agreement, TuHURA and Kineta are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to TuHURA, Kineta and/or their respective stockholders.
•
The Mergers, and uncertainty regarding the Mergers, may cause customers and business partners to delay or defer decisions concerning TuHURA or Kineta.
•
Kineta directors and executive officers have interests and arrangements that may be different from, or in addition to, those of Kineta stockholders generally.
•
The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire Kineta.
•
If Kineta does not successfully consummate the Mergers or another strategic transaction, the Kineta Board of Directors may decide to pursue a dissolution and liquidation of Kineta.
•
The failure to successfully integrate the businesses and operations of TuHURA and Kineta in the expected time frame may adversely affect TuHURA’s future results and the value of its common stock.
•
After the Mergers, Kineta stockholders will have a significantly lower ownership and voting interest in TuHURA than they currently have in Kineta and will exercise less influence over management.

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
•
Kineta has identified material weaknesses in its internal control over financial reporting. If Kineta is unable to remedy its material weaknesses in the future, or if Kineta fails to establish and maintain effective internal controls, Kineta may be unable to produce timely and accurate financial statements. Kineta has concluded that its internal control over financial reporting is ineffective as of December 31, 2024, which could adversely impact Kineta’s investors’ confidence and Kineta’s stock price.
•
Kineta’s development efforts are in the early stages. Kineta’s product candidate is in clinical development. If Kineta is unable to advance its product candidate through clinical development, obtain regulatory approval and ultimately commercialize its product candidate, or experience significant delays in doing so, Kineta’s business will be materially harmed.
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
•
Kineta's common stock trades on an over-the-counter market, which has adversely affected its stock price and the liquidity of its stock and could impact its ability to obtain financing could be impaired.
•
Kineta's common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Risks Related to the Mergers

Because the Merger Consideration depends on Kineta net working capital at Closing and will not be adjusted in the event of any change in the price of either TuHURA Common Stock or Kineta Common Stock, the market value of the Merger Consideration that Kineta stockholders will receive in the Mergers is uncertain.

Upon completion of the Mergers, each share of Kineta Common Stock that is issued and outstanding immediately prior to the Closing will be converted automatically into the right to receive, without interest, (x) the number of validly issued, fully paid and non-assessable shares of TuHURA Common Stock (rounded down to the nearest whole share subject to the payment of any cash in lieu of fractional shares as set forth in the Merger Agreement) equal to (i) the Initial Per Share Stock Consideration plus (ii) the Delayed Per Share Stock Consideration (y) plus an amount in cash equal to (i) the Per Share Cash Consideration plus (ii) the Disposed Asset Payment Right, all as described in “The Merger Agreement—Merger Consideration.”

Pursuant to the Merger Agreement, the amount of Kineta net working capital used to calculate the Closing Adjusted Cash Consideration is subject to certain adjustments and reductions, including, without limitation, with respect to short- and long-term liabilities, unpaid fees and expenses related to the Mergers, severance, termination or similar payments that become due in connection with the Mergers, bonuses, deferred compensation and similar liabilities owed to Kineta’s current and former officers, employees and/or directors, certain payroll and withholding taxes, and notice and termination payments under specified contracts. The calculation of Kineta net working capital is described in more detail in “The Merger Agreement—Kineta Net Working Capital.”

No later than two Business Days before the Closing Date, the Company will deliver to TuHURA and the Stockholders Representative, the Company’s estimates, along with reasonable supporting detail thereof, of the items used in the net working capital calculation. In the event that the amount of Kineta net working capital is less than the target net working capital, the Closing Adjusted Cash Consideration will be reduced by such difference and the Merger Consideration to be received by Kineta’s stockholders will be reduced. Further, the Merger Agreement includes a closing condition that requires the net working capital deficit to not exceed $12,000,000 at Closing.

The market prices of TuHURA Common Stock and Kineta Common Stock have fluctuated prior to and after the date of the announcement of the Merger Agreement and will continue to fluctuate until the date of the special meetings, and through the date the Mergers are consummated. Consequently, at the time Kineta stockholders must decide whether to approve the proposal for the Kineta stockholders to adopt the Merger Agreement (the “Merger Agreement Proposal”), they will not know the actual market value of any Merger Consideration they will receive. However, given that the price per share of TuHURA Common Stock used in the calculation of the share portion of the Merger Consideration was fixed upon the execution of the Merger Agreement, the number of shares of TuHURA Common Stock to be issued in the Merger Consideration will not be adjusted for changes in the market price of either TuHURA Common Stock or Kineta Common Stock prior to the completion of the Mergers.

Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in TuHURA’s or Kineta’s respective businesses, operations and prospects, market assessments of the likelihood that the Mergers will be completed, interest rates, general market, industry and economic conditions and other factors generally affecting the respective prices of TuHURA Common Stock and Kineta Common Stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which TuHURA and Kineta operate, and the timing of the Mergers. Many of these factors are beyond the control of TuHURA and Kineta, and neither TuHURA nor Kineta is permitted to terminate the Merger Agreement solely due to a decline in the market price of the common stock of the other party. You are urged to obtain current market quotations for TuHURA Common Stock and Kineta Common Stock in determining whether to vote in favor of the Merger Agreement Proposal.

The market price of TuHURA Common Stock will continue to fluctuate after the Mergers.

Upon completion of the Mergers, Kineta stockholders will become holders of TuHURA Common Stock. The market price of TuHURA Common Stock may fluctuate significantly following completion of the Mergers. As a result, former Kineta stockholders could lose some or all of the value of their investment in TuHURA Common Stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, the TuHURA Common Stock received in the Mergers, regardless of the TuHURA’s actual operating performance.

The market price of TuHURA Common Stock may decline in the future as a result of the sale of shares of TuHURA Common Stock held by former Kineta stockholders or current TuHURA stockholders.

Following their receipt of shares of TuHURA Common Stock as Merger Consideration, former Kineta stockholders may seek to sell the shares of TuHURA Common Stock delivered to them, and, other than former directors and executive officers of Kineta who are subject to a lock-up of one-third of the shares of TuHURA Common Stock they receive as Merger Consideration, the Merger Agreement contains no restriction on the ability of former Kineta stockholders to sell such shares of TuHURA Common Stock following consummation of the Mergers. Other stockholders of TuHURA Common Stock may also seek to sell shares of TuHURA Common Stock held by them following, or in anticipation of, consummation of the Mergers. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of TuHURA Common Stock, may affect the market for, and the market price of, TuHURA Common Stock in an adverse manner.

The Mergers may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Mergers are subject to a number of conditions that must be satisfied or waived, in each case before the completion of the Mergers. These conditions include among others, approval by a majority of Kineta stockholders of the Merger Agreement Proposal, the effectiveness of the registration statement on Form S-4, registering the issuance of shares of TuHURA Common Stock to Kineta stockholders in connection with the Mergers and the absence of any stop order or proceedings by the SEC with respect thereto and the absence of governmental restraints or prohibitions preventing the completion of the Mergers. The obligation of each of TuHURA and Kineta to complete the Mergers is also conditioned on, among other things, the accuracy of certain representations and warranties of the other party and the compliance by such other party with certain of its covenants, in each case, subject to the materiality standards set forth in the Merger Agreement. These conditions to the completion of the Mergers, some of which are beyond the control of TuHURA and Kineta, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Mergers may be delayed or not completed.

If any of these conditions are not satisfied or waived, either TuHURA or Kineta may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by April 30, 2025.

The failure to satisfy all of the required conditions could delay the completion of the Mergers for a significant period of time or prevent it from occurring. Any delay in completing the Mergers could cause TuHURA not to realize some or all of the benefits that it expects to achieve if the Mergers are successfully completed within their expected timeframe. There can be no assurance that the Closing conditions will be satisfied or waived or that the transactions will be completed. See the risk factor below titled “The announcement and pendency of the Merger Agreement and any subsequent termination of the Merger Agreement could negatively affect the stock price and the future business and financial results of TuHURA or Kineta.”

In the event that the parties determine to waive any of the conditions to the completion of the Mergers, such decision may have an adverse effect on TuHURA and Kineta and their respective stockholders. For example, if Kineta waives the condition that there be no material adverse effect on TuHURA that has occurred and is continuing, the value of the consideration received by Kineta stockholders could be materially diminished.

In addition, under specified circumstances, including termination of the Merger Agreement by Kineta to accept and enter into a definitive agreement with respect to a Superior Proposal or by TuHURA upon the change of the Kineta Board Recommendation, Kineta will be required to pay TuHURA a termination fee of $1,000,000. In addition, the Merger Agreement provides that TuHURA will be required to pay to Kineta a termination fee of $1,000,000 if the Merger Agreement is terminated by Kineta when all of the conditions to Closing have been satisfied except for the completion and receipt of funds pursuant to the Concurrent Investment and TuHURA is incapable of satisfying such condition before April 30, 2025. In either case, such termination fees may be inadequate to compensate the relevant party for the damage caused, and if available, other rights and remedies may be expensive and difficult to enforce, and the success of any such action may be uncertain.

The announcement and pendency of the Merger Agreement and any subsequent termination of the Merger Agreement could negatively affect the stock price and the future business and financial results of TuHURA and Kineta.

Whether or not the Mergers are completed, the announcement and pendency of the Mergers could cause disruptions in the respective businesses of TuHURA and Kineta. If the Mergers are not completed for any reason, including as a result of a failure to obtain the Kineta Stockholder Approval, the ongoing businesses of TuHURA and Kineta may be adversely affected. TuHURA and Kineta, without realizing any of the benefits of having consummated the Mergers, may be subject to a number of risks and negative consequences, including, among others, the following:

•
each company may experience negative reactions from the financial markets, including negative impacts on its stock price;
•
each company may experience negative reactions from its customers, distributors, suppliers and strategic partners;
•
current and prospective employees of TuHURA and Kineta may experience uncertainty about their future roles with TuHURA following the Mergers, which might adversely affect TuHURA’s or Kineta’s abilities to retain or attract key managers and other employees;
•
each company will be required to pay their respective costs relating to the Mergers, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Mergers are completed;
•
the Merger Agreement places certain restrictions on the conduct of each company’s business before completion of the Mergers and such restrictions, the waiver of which is subject to the consent of the other company, which may prevent TuHURA or Kineta from taking certain other specified actions during the pendency of the Mergers; and
•
matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by TuHURA’s senior management and Kineta’s senior management, which otherwise could have been devoted to day-to-day operations or to other opportunities that may have been beneficial to TuHURA or Kineta, as applicable, as an independent company.

The shares of TuHURA Common Stock to be received by Kineta stockholders as a result of the Mergers will have rights different from the shares of Kineta Common Stock.

Upon completion of the Mergers, the rights of Kineta stockholders, who will become stockholders of TuHURA following the Mergers, will be governed by the certificate of incorporation and bylaws of TuHURA. The rights associated with Kineta Common Stock are different from the rights that will be associated with TuHURA Common Stock. If the proposal to approve of the reincorporation of TuHURA from Nevada to Delaware is approved by TuHURA Stockholders, TuHURA and the rights of TuHURA stockholders, including the Kineta stockholders that receive shares of TuHURA Common Stock as Merger Consideration, will be governed by Delaware’s corporate laws and the certification of incorporation and bylaws of TuHURA as a Delaware corporation.

Satisfying Closing conditions may prevent or delay completion of the Mergers.

The Mergers are subject to a number of conditions to Closing as specified in the Merger Agreement. These Closing conditions include, among others, the effectiveness of the registration statement on Form S-4 registering the issuance of shares of TuHURA Common Stock to Kineta stockholders in connection with the Mergers and the absence of any stop order or proceedings by the SEC with respect thereto, and the absence of governmental restraints or prohibitions preventing the completion of the Mergers. The obligation of each of TuHURA and Kineta to complete the Mergers are also conditioned on, among other things, the accuracy of certain representations and warranties of the other party on the date of the Merger Agreement and on the Closing Date and the compliance by such other party with certain of its covenants, in each case, subject to the materiality standards set forth in the Merger Agreement. No assurance can be given that the required stockholder approvals will be obtained or that the required conditions to Closing will be satisfied, and, if all required consents and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Mergers could cause some or all of the benefits that

TuHURA and Kineta expect to achieve if the Mergers are successfully completed within its expected time frame not to be realized, or to be delayed in realizing.

TuHURA expects to obtain financing in connection with the Mergers and cannot guarantee that it will be able to complete such financing with the expected proceeds.

TuHURA’s ability to complete the contemplated capital raise transaction will depend on, among other factors, prevailing market conditions and other factors beyond TuHURA’s control. TuHURA cannot provide assurance that it will be able to obtain financing on terms acceptable to it or at all, and any such failure could materially adversely affect its operations and financial condition. TuHURA’s obligation to complete the Mergers is conditioned upon the receipt of the additional capital raise transaction. In the event such capital raise is the only condition to the Closing of the Mergers not otherwise satisfied, TuHURA has agreed to make a $1,000,000 termination fee payment to Kineta if the Merger Agreement is terminated in accordance with its terms.

The directors and executive officers of Kineta have interests and arrangements that may be different from, or in addition to, those of Kineta stockholders generally.

When considering the recommendations of the Kineta Board of Directors with respect to the Mergers-related proposals, Kineta stockholders should be aware that the directors and executive officers of Kineta have interests in the Mergers that are different from, or in addition to, those of Kineta stockholders generally. These interests include the potential for continued employment of certain executive officers of Kineta by TuHURA, the treatment in the Mergers of outstanding equity, equity-based and incentive awards, severance arrangements, other compensation and benefit arrangements, and the right to continued indemnification of former Kineta directors and officers by TuHURA.

Kineta stockholders should be aware of these interests when they consider the recommendations of the Kineta Board of Directors that they vote to adopt the Merger Agreement. The Kineta Board of Directors was aware of these interests when it approved and declared advisable the Merger Agreement and the Mergers on the terms and subject to the conditions set forth in the Merger Agreement, determined that the Merger Agreement and the Mergers were advisable, fair to and in the best interests of, Kineta and Kineta stockholders and recommended that Kineta stockholders adopt the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire Kineta.

The Merger Agreement contains “no-shop” provisions that restrict Kineta’s ability to, among other things:

•
initiate, solicit or encourage (including by providing information, provided, that any communication undertaken by the Company in the ordinary course of business and not related, directly or indirectly, to an Acquisition Proposal, the Mergers or any other similar transaction shall not, in and of itself, be deemed an action by the Company to encourage) any proposals or offers with respect to, or the making or completion of, an Acquisition Proposal;
•
engage or participate in any negotiations or discussions (other than to state that they are not permitted to have discussions) concerning, or provide or cause to be provided any non-public information or data relating to the Company or any of its subsidiaries in connection with, an Acquisition Proposal;
•
waive or provide any consent under any “standstill” or similar restrictions contained in any confidentiality or other agreements to which the Company or any subsidiary of the Company is a party that restricts the making of an Acquisition Proposal, unless the Kineta Board of Directors concludes in good faith (after consultation with outside legal counsel) that failing to so waive or provide consent would be inconsistent with the Kineta Board of Directors’ exercise of its fiduciary duties to the Company’s stockholders under applicable laws, and any waiver or consent so granted shall not be deemed to be the encouragement, initiation or solicitation of an Acquisition Proposal;
•
approve, endorse or recommend any Acquisition Proposal; or
•
approve, endorse or recommend, or execute or enter into any letter of intent, agreement in principle, merger agreement, acquisition agreement or other similar agreement relating to an Acquisition Proposal (other than an acceptable confidentiality agreement), except for certain permitted board determinations or actions pursuant to the Fiduciary Exception outlined below, provided also that and any action, agreement, negotiation, discussion, communication, or transactions primarily contemplating disposing of or otherwise in connection with a Permitted Asset Disposition shall not constitute an Acquisition Proposal and shall not be deemed to be a breach under the terms of the Merger Agreement.

Furthermore, there are only limited exceptions to the requirement under the Merger Agreement that the Kineta Board of Directors may not withdraw, adversely modify or permit the withdrawal or adverse modification of the Kineta Board Recommendation.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or a merger with Kineta, even if such acquirer were prepared to pay consideration with a higher value than that implied by the Merger Consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Each of TuHURA and Kineta will incur significant costs in connection with the Mergers.

TuHURA and Kineta have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including retention and severance payments that may be made to certain TuHURA employees and Kineta employees, filing fees, printing and mailing expenses and other related charges. Some of these costs are payable by TuHURA or Kineta regardless of whether the Mergers are completed.

TuHURA and Kineta will also incur integration costs in connection with the Mergers. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers and the integration of the two companies’ businesses. Many of these costs will be borne by TuHURA or Kineta even if the Mergers are not completed. While both TuHURA and Kineta have assumed that certain expenses would be incurred in connection with the Mergers and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.

If Kineta does not successfully consummate the Mergers or another strategic transaction, the Kineta Board of Directors may decide to pursue a dissolution and liquidation of Kineta. In such an event, the amount of cash available for distribution to Kineta’s stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Kineta can give you no assurance.

There can be no assurance that the Mergers will be completed. If the Mergers are not completed, the Kineta Board of Directors may decide to pursue a dissolution and liquidation of Kineta. In such an event, the amount of cash available for distribution to Kineta’s stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Kineta funds its operations while pursuing the Mergers. In addition, if the Kineta Board of Directors were to approve and recommend, and Kineta’s stockholders were to approve, a dissolution and liquidation of the company, Kineta would be required under Delaware law to pay Kineta’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Kineta’s commitments and contingent liabilities may include obligations under Kineta’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against Kineta, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of Kineta’s assets would need to be reserved pending the resolution of such obligations.

In addition, Kineta may be subject to litigation or other claims related to a dissolution and liquidation of Kineta. If a dissolution and liquidation were to be pursued, the Kineta Board of Directors, in consultation with Kineta’s advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Kineta Common Stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to Kineta’s stockholders.

Kineta is substantially dependent on Kineta’s remaining employees to facilitate the consummation of the Mergers.

Kineta’s ability to consummate the Mergers depends upon its ability to retain its employees, the loss of whose services may adversely impact the ability to consummate the Mergers. In the first quarter of 2024, Kineta undertook an organizational restructuring that significantly reduced its workforce in order to conserve its capital resources. As of December 31, 2024, Kineta had only four full-time employees. Kineta’s ability to successfully complete the Mergers depends, in large part, on Kineta’s ability to retain the remaining personnel. Despite Kineta’s efforts to retain these employees, one or more may terminate their employment with Kineta on short notice. Kineta’s cash conservation activities may yield other unintended consequences, such as attrition beyond its planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm Kineta’s ability to consummate the Mergers and to run Kineta’s day-to-day business operations, as well as to fulfill Kineta’s reporting obligations as a public company.

Lawsuits filed against TuHURA, Kineta, and members of their respective boards of directors challenging the Mergers, and an adverse ruling in any such lawsuit, may prevent the Mergers from becoming effective or from becoming effective within the expected time frame.

Transactions such as the Mergers are frequently subject to litigation or other legal proceedings, including, among other things, actions alleging that the TuHURA Board of Directors or Kineta Board of Directors breached their respective fiduciary duties to their stockholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. Neither TuHURA nor Kineta can provide assurance that such litigation or other legal proceedings will not be brought. TuHURA, Kineta and members of the TuHURA and Kineta boards of directors may in the future be parties, among others, to various claims and litigation related to the Mergers. TuHURA and Kineta will defend against the lawsuits filed, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, operating results or financial position of TuHURA or Kineta, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the Mergers is that no injunction will be in effect that prevents the completion of the Mergers. As such, if any governmental body or third party is successful in obtaining a injunction preventing the completion of the Mergers, that injunction may prevent the Mergers from becoming effective or from becoming effective within the expected time frame.

The TuHURA bylaws designate a state court located in the State of Nevada and, to the extent enforceable, the U.S. federal district courts in Nevada as the exclusive forums for substantially all disputes between TuHURA and its stockholders, which will restrict the ability of former Kineta stockholders to choose the judicial forum for disputes with TuHURA or its directors, officers or employees.

The TuHURA bylaws provide that, unless TuHURA consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of TuHURA, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of TuHURA to TuHURA or to TuHURA’s stockholders, (iii) any action asserting a claim against TuHURA or any director or officer or other employee of TuHURA arising pursuant to any provision of Chapter 78 or Chapter 92A of the NRS or TuHURA’s charter or the bylaws, or (iv) any action asserting a claim against TuHURA or any director or officer or other employee of TuHURA governed by the internal affairs doctrine shall be a state court located within the State of Nevada (or, if no state court located within the State of Nevada has jurisdiction, the federal district court for the District of Nevada). Nothing in the TuHURA charter or the TuHURA bylaws would preclude stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

Nevada statutes expressly authorize forum selection provisions in bylaws and charters. These forum selection provisions may limit the ability of former Kineta stockholders to bring a claim in a judicial forum that it finds favorable for disputes with TuHURA or its directors, officers or other employees, which may discourage such lawsuits.

After the Mergers, Kineta stockholders will have a significantly lower ownership and voting interest in TuHURA than they currently have in Kineta and will exercise less influence over management.

Upon completion of the Mergers, TuHURA stockholders and Kineta stockholders are expected to hold approximately 93% and 7%, respectively, of the issued and outstanding shares of TuHURA immediately following the completion of the Mergers. The exact equity stake of Kineta stockholders in TuHURA immediately following the Mergers will depend on a number of factors, including the potential adjustments to the share-based consideration to be issued and the number of shares of TuHURA Common Stock and Kineta Common Stock issued and outstanding immediately before the Mergers. Consequently, former Kineta stockholders will have less influence over the management and policies of TuHURA than they currently have over the management and policies of Kineta.

Risks Relating to the Asset Sales

While the Asset Sales are pending, it creates unknown impacts on Kineta’s future which could materially and adversely affect its business, financial condition and results of operations.

As part of its strategic transaction, Kineta has entered into agreements to sell some of its assets as permitted under the Merger Agreement (collectively, the “Asset Sales”). While the Asset Sales are pending, it creates unknown impacts on Kineta’s future. Therefore, Kineta’s current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with Kineta pending consummation of the Asset Sales. The occurrence of these events individually or in combination could materially and adversely affect Kineta’s business, financial condition and results of operations.

The failure to consummate the Asset Sales may materially and adversely affect Kineta’s business, financial condition and results of operations.

The Asset Sales are subject to various closing conditions. Kineta cannot control these conditions and cannot assure you that they will be satisfied. If the Asset Sales are not consummated, Kineta may be subject to a number of risks, including the following:

•
Kineta may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in equivalent terms as compared to what is proposed in the Asset Sales;
•
the trading price of Kineta Common Stock may decline to the extent that the current market price reflects a market assumption that the Asset Sales will be consummated;
•
the failure to complete the Asset Sales may create doubt as to Kineta’s ability to effectively implement its current business strategies;
•
Kineta’s costs related to the Asset Sales, such as legal, accounting and financial advisory fees, must be paid even if the Asset Sales are not completed; and
•
Kineta’s relationships with its customers, suppliers and employees may be damaged and its business may be harmed.

The occurrence of any of these events individually or in combination could materially and adversely affect Kineta’s business, financial condition and results of operations, which could cause the market value of Kineta Common Stock to decline.

The closing of the Mergers is not conditioned on the consummation of the Asset Sales.

The closing of the Mergers is not conditioned on the closing of the Asset Sales. If Kineta fails to consummate the Asset Sales, the Mergers may still proceed, provided that the closing conditions contained in the Merger Agreement are satisfied or waived. The occurrence of these event would result in TuHURA continuing to own the unsold assets following the closing of the Mergers, which could cause TuHURA to incur unanticipated costs and expenses in connection with continued ownership of the unsold assets, or pursuit of an alternative disposition of such assets.

Risks Related to Strategic Alternative Process, Potential Strategic Transaction, and Financial Position

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

Although there can be no assurance that a strategic transaction will result from the process Kineta has undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of the Company’s management, and the diversion of management’s attention may disrupt the Company’s business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than Kineta anticipates and expose the Company to other operational and financial risks, including:

•
inability to retain key employees of the Company or any merged business;
•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with its operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and
•
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

On February 29, 2024, Kineta announced that it had completed a review of its business, including the status of its programs, resources and capabilities. Following this review, Kineta implemented a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring included a reduction in its workforce by approximately 64% and the termination of enrollment of new patients in its ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial were permitted to continue to participate. The Company made this decision, in part, because certain investors failed to fulfill their contractual obligation to fund and the second closing of the Private Placement did not occur.

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

Kineta’s ability to consummate a strategic transaction depends upon its ability to retain its employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. If the Company is unable to complete a strategic transaction, it may be required to seek a reorganization, liquidation or other restructuring. In addition, Kineta’s cash conservation activities, as well as the announcement that the Company is seeking strategic alternatives, may yield unintended consequences, such as attrition beyond its planned reductions in workforce that took place during the first quarter of 2024 and reduced employee morale, which may cause remaining employees to seek alternative employment. Kineta’s ability to successfully complete a strategic transaction depends in large part on its ability to retain certain of its remaining personnel. If the Company is unable to successfully retain its remaining personnel, it is at risk of a disruption to its exploration and consummation of a strategic alternative as well as business operations.

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

As of December 31, 2024, Kineta had $634,000 in cash, and there is substantial doubt about its ability to continue as a going concern. During the twelve months ended December 31, 2024, Kineta received cash proceeds of $5.9 million from TuHURA, however, based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.

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

As noted above, certain investors have failed to fulfill their contractual obligation to consummate the Private Placement. As such, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

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

Kineta is a clinical-stage biotechnology company with a limited operating history that may make it difficult to evaluate the success of Kineta’s business to date and to assess its future viability. Kineta’s operations to date have been limited to organizing and staffing its company, business planning, raising capital, developing and optimizing its technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for its product candidates, establishing and enhancing its intellectual property portfolio, and providing general and administrative support for these operations. Kineta’s KVA12123 program is in early clinical development. Kineta’s product candidate has not been approved for commercial sale. Kineta has never generated any revenue from product sales and has incurred net losses each year since Kineta commenced operations. Kineta’s net losses were $17.1 million for the year ended December 31, 2024 and $14.1 million for the year ended December 31, 2023. Kineta expects that it will be several years, if ever, before it has a product candidate ready for regulatory approval and commercialization. Kineta expects to incur increasing levels of operating losses over the next several years and for the foreseeable future as Kineta advances its product candidates through clinical development. Kineta’s prior losses, combined with expected future losses, have had and will continue to have an adverse effect on Kineta’s stockholders’ equity and working capital.

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

Kineta has incurred recurring net losses and negative cash flows from operations since inception and, as of December 31, 2024, had an accumulated deficit of $182.9 million. The net loss attributable to Kineta was $17.1 million for the year ended December 31, 2024. As of December 31, 2024, Kineta had unrestricted cash of $634,000, and there is substantial doubt about its ability to continue as a going concern. For more information, see the risk factor above entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

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

As of December 31, 2024, Kineta had $634,000 in cash, and there is substantial doubt about its ability to continue as a going concern. For more information, see the risk factor above entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine and the conflict in Israel and the Gaza Strip; and
•
the costs of operating as a public company.

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

Kineta has identified material weaknesses in its internal control over financial reporting. If Kineta is unable to remedy its material weaknesses in the future, or if Kineta fails to establish and maintain effective internal controls, Kineta may be unable to produce timely and accurate financial statements. Kineta has concluded that its internal control over financial reporting is ineffective as of December 31, 2024, which could adversely impact Kineta’s investors’ confidence and Kineta’s stock price.

Prior to completion of the Kineta-Yumanity Merger, Private Kineta was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and related procedures. Kineta and its independent registered public accounting firm identified material weaknesses in Kineta’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of Kineta’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified for the year ended December 31, 2024 relates to the accounting for the exclusivity payments related to a business combination. There were also material weaknesses identified in prior periods accounting for (i) complex financial instruments related to the derivative asset, (ii) allocated facilities costs, (iii) complex financial instruments related to warrants issued to certain existing stockholders and (iv) offering costs, which all remain unremediated.

Kineta is in the process of implementing measures designed to improve its internal control over financial reporting to remediate these material weaknesses. Kineta has designed and implemented improved processes and internal controls, including ongoing senior management review and audit committee oversight. Additionally, Kineta has implemented and upgraded accounting and reporting systems to improve accounting and financial reporting processes and has enhanced, developed and implemented formal policies, processes and documentation procedures relating to financial reporting, including the oversight of third-party service providers. The actions that Kineta has taken are subject to ongoing executive management review and will also be subject to audit committee oversight. Kineta expects to incur additional costs to remediate these material weaknesses. Kineta cannot assure you that the measures it has taken to date, together with any measures it may take in the future, will be sufficient to remediate the control deficiency that led to the material weaknesses in Kineta’s internal control over financial reporting or to avoid potential future material weaknesses. If Kineta is unable to successfully remediate its existing or any future material weakness in Kineta’s internal control over financial reporting, or if Kineta identifies any additional material weakness, the accuracy and timing of Kineta’s financial reporting may be adversely affected, Kineta may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in Kineta’s financial reporting, and Kineta’s stock price may decline as a result. Kineta also could become subject to investigations by the SEC, or other regulatory authorities.

Risks Related to the Discovery, Development and Regulatory Approval of Kineta’s Product Candidates

Kineta’s development efforts are in the early stages. Kineta’s product candidate is in clinical development. If Kineta is unable to advance its product candidate through clinical development, obtain regulatory approval and ultimately commercialize its product candidate, or experience significant delays in doing so, Kineta’s business will be materially harmed.

There is no assurance that clinical trials of Kineta’s product candidate, or any other future clinical trials of Kineta’s product candidate, will be successful or will generate positive clinical data and Kineta may not receive marketing approval from the FDA, European Commission, or other regulatory authorities for its product candidate. Kineta has limited experience submitting Investigational New Drug Applications (the “INDs”) to the FDA. KVA12123 is in clinical development. There can be no assurance that the FDA will permit any of Kineta’s future INDs to go into effect in a timely manner or at all. Without an IND for a product candidate, Kineta will not be permitted to conduct clinical trials in the United States of such product candidate.

Biopharmaceutical development is a difficult, long, time-consuming, expensive and uncertain process, and delay or failure can occur at any stage of any of Kineta’s clinical trials. Failure to obtain regulatory approval for Kineta’s product candidate will prevent it from commercializing and marketing its product candidate. The success in the development of Kineta’s product candidate will depend on many factors, including:

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

Kineta has initiated clinical trials with its immuno-oncology product, KVA12123. If this product candidate does not show any functionality in the TME, Kineta’s development plans, financial position, results of operations and prospects may be materially adversely affected.

While Kineta plans to develop product candidates for use in solid tumors, including KVA12123, Kineta’s immuno-oncology product candidate may not show any functionality in the TME. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Kineta’s product candidate may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile TME. In addition, the safety profile of Kineta’s product candidates may differ in a solid tumor setting. As a result, Kineta’s product candidate may not demonstrate efficacy in solid tumors. If Kineta is unable to make its immuno-oncology product candidate function in tumors, Kineta’s development plans, financial position, results of operations and prospects may be materially adversely affected.

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

Kineta has ceased plans to submit an IND for CD27 and Kineta may not be able to resume plans to submit an IND. Moreover, Kineta cannot be sure that submission of an IND will result in the FDA allowing it to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of Kineta’s clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in Kineta’s INDs, Kineta cannot guarantee that those regulatory authorities will not change their requirements in the future, or that circumstances will not arise under which FDA or other regulatory authorities may place Kineta’s clinical trials on partial or full clinical hold. These considerations apply to the INDs described above and also to new clinical trials Kineta may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to submit INDs on the timelines Kineta expects or to obtain authorization to proceed with its trials may prevent Kineta from completing its clinical trials or commercializing its products on a timely basis, if at all.

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

Kineta has invested a significant portion of its time and financial resources in the development of its clinical and preclinical product candidates. Kineta’s business is dependent on its ability (or its partners’ or licensees’ ability) to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize KVA12123 and any future product candidates in a timely manner.

Even if Kineta (or its partners or licensees) eventually complete clinical testing and receive approval of an NDA or a BLA or other comparable foreign marketing application for KVA12123 or any future product candidates, the FDA, European Commission (based on recommendation from the EMA) or other comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, European Commission (based on recommendation from the EMA) or other comparable foreign regulatory authorities may also approve or authorize for marketing a product candidate for a more limited indication or patient population than Kineta originally requests, and the FDA, European Commission (based on recommendation from the EMA) or other comparable foreign regulatory authorities may not approve or authorize the labeling that Kineta believes is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact Kineta’s business and prospects.

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

Preclinical development is uncertain. Kineta’s preclinical program may experience delays or may never advance to clinical trials, which would adversely affect Kineta’s ability to obtain regulatory approvals or commercialize the program on a timely basis or at all, which would have an adverse effect on Kineta’s business.

In the fourth quarter of 2022, Kineta was authorized by the FDA to begin clinical trials of KVA12123 in the United States. In April 2023, the first patient was dosed in the Phase 1/2 clinical study evaluating KVA12123 alone and in combination with the immune checkpoint inhibitor pembrolizumab in patients with advanced solid tumors, and in October 2023, the first patient was dosed in combination with KEYTRUDA® (pembrolizumab) in the clinical trial. KVA12123 is still in the early clinical stage, and its risk of failure is high. Before Kineta can commence clinical trials for a product candidate, it must complete extensive preclinical testing and studies that support Kineta’s planned INDs in the United States, or similar applications in other jurisdictions. Kineta cannot be certain of the timely completion or outcome of its preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept Kineta’s proposed clinical programs or if the outcome of Kineta’s preclinical or clinical testing and studies will ultimately support the further development of its programs. As a result, Kineta cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Kineta’s ability to compete in the highly competitive biopharmaceutical industry depends upon its ability to attract and retain highly qualified management, clinical and financial personnel. Kineta is highly dependent on its management and scientific personnel, including Craig Philips, Kineta’s President, Keith Baker, Kineta’s Chief Financial Officer and Thierry Guillaudeux, Ph.D., Kineta’s Chief Scientific Officer. Kineta’s senior management may terminate their employment with Kineta at any time. Kineta does not maintain “key person” insurance for any of its employees.

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

As of December 31, 2024, Kineta had 4 full-time employees. As Kineta’s development progresses, Kineta expects to experience growth in the number of its employees and the scope of its operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of Kineta’s product candidates receives marketing approval, sales, marketing and distribution. To manage Kineta’s anticipated future growth, Kineta must continue to implement and improve its managerial, operational and financial systems, expand its facilities and continue to recruit and train additional qualified personnel. Due to Kineta’s limited financial resources and the limited experience of Kineta’s management team in managing a company with such anticipated growth, Kineta may not be able to effectively manage the expansion of its operations or recruit and train additional qualified personnel. The expansion of Kineta’s operations may lead to significant costs and may divert its management and business development resources. Any inability to manage growth could delay the execution of Kineta’s business plans or disrupt Kineta’s operations.

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

Kineta’s total gross deferred tax assets as of December 31, 2024 were $177.6 million. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. Kineta has provided a valuation allowance of $177.5 million on its net deferred tax assets as of December 31, 2024. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of Kineta’s deferred tax assets would decrease. Moreover, Kineta’s ability to use its NOL and other deferred tax assets to offset future taxable income may be limited if Kineta experiences an ownership change. Kineta may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which are outside Kineta’s control.

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

General Risk Factors Related to Kineta

As a public company, Kineta has incurred, and will continue to incur, significant costs, and its management is required to devote substantial time to new compliance initiatives.

As a public company, Kineta has incurred and will continue to incur significant legal, accounting, compliance and other expenses that it did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which Kineta operate its business in ways Kineta cannot currently anticipate. Kineta’s management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase Kineta’s legal and financial compliance costs and will make some activities more time-consuming and costlier.

Failure to build Kineta’s finance infrastructure and improve its accounting systems and controls could impair Kineta’s ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, Kineta operates in an increasingly demanding regulatory environment, which requires Kineta to comply with the Sarbanes-Oxley Act, the regulations of the OTC, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for Kineta to produce reliable financial reports and are important to help prevent financial fraud. Kineta performed testing of its internal controls over financial reporting for the year ended December 31, 2024, as required by Section 404 of the Sarbanes-Oxley Act. However, due to the material weakness identified during the 2024 audit and the previously identified material weaknesses which have not been remediated as of December 31, 2024, Kineta concluded that its internal controls over financial reporting was not effective for the year ended December 31, 2024.

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

If Kineta is not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if Kineta is unable to maintain proper and effective internal controls, Kineta may not be able to produce timely and accurate financial statements. If Kineta cannot provide reliable financial reports or prevent fraud, its business and results of operations could be harmed, investors could lose confidence in Kineta’s reported financial information and Kineta could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Kineta’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Kineta is subject to the periodic reporting requirements of the Exchange Act. Kineta designed its disclosure controls and procedures to reasonably assure that information Kineta must disclose in reports it files or submits under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Kineta believes that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Kineta's common stock trades on an over-the-counter market, which has adversely affected its stock price and the liquidity of its stock and could impact its ability to obtain financing could be impaired.

Kienta’s common stock was suspended from trading on The Nasdaq Capital Market at the opening of business on September 19, 2024 and delisted from Nasdaq effective as of October 25, 2024. Since September 19, 2024, Kineta’s common stock has been trading on the OTC Pink Market under the symbol “KANT.” Such market is currently the only trading market for Kineta's common stock, which subjects Kineta and its stockholders to certain significant risks including:

•
limited availability of market quotations for Kineta's common stock;
•
reduced liquidity for Kineta's common stock, including reduced availability of buyers or sellers of Kineta's common stock;
•
limited amount of news and analyst coverage or no coverage at all;
•
decreased ability to issue additional securities or obtain additional financing in the future; and
•
Kineta's common stock is no longer a “covered security” under the National Securities Markets Improvement Act of 1996, and therefore subject to regulation in each state in which Kineta offer securities.

Kineta can provide no assurance that its common stock will continue to trade on this market or any other market, whether broker-dealers will continue to provide public quotes of Kineta's common stock on this market, whether the trading volume of Kineta's common stock will be sufficient to provide for an efficient trading market or whether quotes for Kineta's common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell Kineta's common stock. The ability of Kineta's investors to access the capital markets may be severely limited or eliminated.

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

In addition, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Kineta's common stock is not listed on The Nasdaq Capital Market, Kineta's common stock is not a covered security, and therefore, Kineta is subject to regulation in each state in which Kineta offers its securities. Accordingly, the types of financings that Kineta may engage in are limited.

As a public company and notwithstanding the delisting of Kineta's common stock from The Nasdaq Capital Market, Kineta continues to incur significant legal, accounting and other expenses and we are required to bear all of the internal and external costs of preparing filings in compliance with its obligations under the securities laws.

Kineta's common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

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

Item 2. Properties.

Kineta leased office and laboratory premises in Seattle, Washington pursuant to a lease agreement that commenced in April 2011 and expired on July 31, 2024. This lease was not extended and no other facility lease was entered into as the Company's employees work remotely. Kineta believes that its current remote operating plan is adequate for its current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of Kineta’s operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Since September 19, 2024, our common stock has been trading on the OTC Pink Market under the symbol “KANT.” From December 19, 2022 to September 18, 2024, our common stock was listed on The Nasdaq Capital Market under the symbol “KA”. From December 23, 2020 to December 18, 2022, our common stock was listed on The Nasdaq Capital Market under the symbol “YMTX”. Prior to December 23, 2020, our common stock was listed on The Nasdaq Global Market under the symbol “PTI”.

Holders of Our Common Stock

As of March 4, 2025, there were 253 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

On December 14, 2022, pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”) by and between Yumanity and Janssen Pharmaceutica NV (“Janssen”), Yumanity sold to Janssen (such transaction, the “Yumanity-Janssen Asset Sale”) all of its right, title and interest in and to clinical-stage product candidate YTX-7739 as well Yumanity’s unpartnered pre-clinical and discovery-stage product candidates and related intellectual property rights for a purchase price of $26.0 million in cash. In connection with the Yumanity-Janssen Asset Sale, on December 19, 2022, the Company distributed $15.5 million in remaining available cash proceeds from the Yumanity-Janssen Asset Sale, net of net cash requirements associated with the closing of the Kineta-Yumanity Merger and amounts retained for outstanding obligations, to stockholders of record as of the close of business on December 15, 2022, via a one-time dividend (the “Distribution”). Other than this Distribution, we anticipate that we will retain all of our future earnings to advance the clinical trials and preclinical studies for our products and to finance the operation of our business and do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None

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

Overview

On February 29, 2024, we announced that we had completed a review of our business, including the status of our programs, resources and capabilities. Following this review, we determined that we would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring included a reduction in our workforce by approximately 64% and the termination of enrollment of new patients in our ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. We have made this decision, in part, because certain investors have failed to fulfill their contractual obligation to consummate the Private Placement (as defined below).

On August 19, 2024, we resumed enrollment of our ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA 12123 and expect to complete enrollment of the Phase 1 study by end of the first quarter of 2025.

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

We were also developing an anti-CD27 agonist mAb immunotherapy to address the problem of exhausted T cells. The nominated lead candidate is a fully human mAb that demonstrates nanomolar (“nM”) binding affinity to CD27 in humans. In preclinical studies, our lead anti-CD27 candidate demonstrated antitumor efficacy as a single agent and in combination with other immunotherapies in multiple solid and hematological preclinical tumor models. CD27 is a clinically validated target that may be an effective immunotherapy for advanced solid tumors including RCC, CRC and OC. We conducted preclinical studies to optimize its lead anti-CD27 agonist mAb clinical candidate and to evaluate it in combination with other checkpoint inhibitors.

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $17.1 million for the year ended December 31, 2024 and $14.1 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $182.9 million.

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

From inception to December 31, 2024, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of December 31, 2024, we had cash of $634,000, and there is substantial doubt about our ability to continue as a going concern. For more information, see the risk factor in Item 1A. of this Annual Report on Form 10-K entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

Proposed Merger with TuHURA Biosciences, Inc.

On December 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among TuHURA Biosciences, Inc., a Nevada corporation (“TuHURA”), Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of TuHURA (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of TuHURA (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta.

Pursuant to the terms of the Merger Agreement, among other things and subject to the terms and conditions set forth therein, Merger Sub I will (a) merge with and into the Company (the “First Merger”), with the Company being the surviving corporation of the First Merger, also known as the “Surviving Entity”; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers” ), with Merger Sub II being the surviving company of the Second Merger, also known as the “Surviving Company.” The Mergers are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

For more information on the Mergers, see “Item 1. Business” and “Item 1A. Risk Factors – Risks Related to the Mergers.”

Clinical Trial Funding Agreement

Simultaneously with the execution of the Merger Agreement, Kineta and TuHURA entered into a Clinical Trial Funding Agreement (the “CTF Agreement”), pursuant to which TuHURA has agreed to loan up to $900,000 to Kineta solely for the purpose of funding certain research and development expenses, as set forth in the CTF Agreement. The CTF Agreement grants a security interest to TuHURA in Kineta’s assets which are to be acquired by TuHURA pursuant to the Merger Agreement.

Any amounts loaned to Kineta under the CTF Agreement shall be evidenced by a secured promissory note (the “Note”), bearing interest at 5% simple interest per annum, payable on the earlier of (a) following the Closing, any date on which TuHURA demands payment by written notice to Kineta or (b) if the Merger Agreement is terminated, within ten days following the date of such termination.

No proceeds of the Note may be used for any other purposes, including without limitation, paying any operating, transaction or other expenses of the Company. The Note includes customary protective provisions for the benefit of TuHURA as a lender.

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

Nasdaq Compliance

Our common stock was suspended from trading on The Nasdaq Capital Market at the opening of business on September 19, 2024 and delisted from Nasdaq effective as of October 25, 2024. Since September 19, 2024, our common stock has been trading on the OTC Pink Market under the symbol “KANT.”

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

Collaboration Revenues

In connection with the Kineta-Yumanity Merger, we became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck (known as MSD outside the United States and Canada) to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recognized as a percentage of actual cost incurred to the estimated costs to complete.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and noncash stock-based compensation for personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of pursuing strategic alternatives such as legal and professional services.

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

Segment Reporting

The Company operates as a single reportable segment, which is primarily engaged in the development of next-generation immunotherapies. The Company has concluded that its President is the chief operating decision maker (“CODM”) for the year ended December 31, 2024 and its former CEO and President together were the CODM for the year ended December 31, 2023. The CODM reviews the Company’s performance and allocates resources on a consolidated basis.

The Company did not generate revenue for the year ended December 31, 2024 and generated license and collaboration revenue from one customer located in the United States for the year ended December 31, 2023.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Years Ended December 31,
	2024	2023	Change
	(in thousands)
Revenues:
Licensing revenues	$—	$5,000	$(5,000)
Collaboration revenues	—	442	(442)
Total revenues	—	5,442	(5,442)
Operating expenses:
Research and development	5,387	9,023	(3,636)
General and administrative	8,145	12,142	(3,997)
Total operating expenses	13,532	21,165	(7,633)
Loss from operations	(13,532)	(15,723)	2,191
Other (expense) income:
Interest income	111	325	(214)
Interest expense	138	(337)	475
Change in fair value of rights from Private Placement	(3,832)	1,582	(5,414)
Change in fair value of measurement of notes payable	(9)	(22)	13
Other (expense) income, net	(13)	99	(112)
Total other (expense) income, net	(3,605)	1,647	(5,252)
Net loss	(17,137)	(14,076)	(3,061)
Net income (loss) attributable to noncontrolling interest	(5)	23	(28)
Net loss attributable to Kineta, Inc.	$(17,132)	$(14,099)	$(3,033)

Revenues

Licensing Revenues

Licensing revenues were zero for the year ended December 31, 2024 and $5.0 million for the year ended December 31, 2023. The licensing revenues in 2023 were due to the achievement of a development milestone pursuant to the Merck Neuromuscular License Agreement. Under the Merck Neuromuscular License Agreement, we are eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. We are not able to estimate when we expect to earn our next $5.0 million development milestone under the Merck Neuromuscular License Agreement.

Collaboration Revenues

Collaboration revenues were zero for the year ended December 31, 2024 and $442,000 for the year ended December 31, 2023 as a result of research services provided under the Merck Neuromuscular License Agreement pursuant to which the Company became a successor in interest in connection with the Kineta-Yumanity Merger. Upon completion of the Kineta-Yumanity Merger, we had $442,000 in deferred revenue under the Merck Neuromuscular License Agreement and completed the project services during the year ended December 31, 2023. As of December 31, 2024 and 2023, we had zero in deferred revenue under the Merck Neuromuscular License Agreement.We do not expect to earn any revenue from this license in the forseeable future.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Years Ended December 31,
	2024	2023	Change
	(in thousands)
Direct external program expenses:
KVA12123 program	$3,788	$6,157	$(2,369)
ALS target program	—	307	(307)
CD27 program	430	279	151
KCP-506 program	37	39	(2)
Internal and unallocated expenses:
Personnel-related costs	920	1,636	(716)
Facilities and related costs	94	428	(334)
Other costs	118	177	(59)
Total research and development expenses	$5,387	$9,023	$(3,636)

Research and development expenses were $5.4 million for the year ended December 31, 2024 and $9.0 million for the year ended December 31, 2023 and decreased by $3.6 million, or 40%. The decrease in direct external program expenses of $2.5 million was primarily due to lower activities for KVA12123, our lead product candidate, as we had curtailed the clinical trial and suspended patient enrollment in the clinical trial from March to August 2024 due to failure to receive funding in April 2024 as expected. The decrease in our internal and unallocated research and development expenses of $1.1 million was primarily due to lower personnel-related costs due to lower headcount and lower facilities allocations expense as we transitioned to clinical trials in 2023 and ceased using our laboratory space.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the year ended December 31, 2024 and $12.1 million for the year ended December 31, 2023 and decreased by $4.0 million, or 33%. This decrease was primarily due decreases in personnel costs of $3.8 million and other administrative expenses of $0.2 million. Personnel costs decreased primarily due to lower stock-based compensation of $2.3 million and lower salaries and benefits of $1.5 million due to lower headcount in 2024 as compared to 2023.

Other Income and expense, net

Interest Income

Interest income was $111,000 for the year ended December 31, 2024 and $325,000 for the year ended December 31, 2023 and decreased by $214,000. Interest income decreased due to lower balances in interest-bearing accounts in 2024.

Interest Expense

Interest expense was a credit of $138,000 for the year ended December 31, 2024 and $337,000 for the year ended December 31, 2023. Interest expense decreased primarily due to interest on outstanding vendor invoices not required to be paid that was previously accrued.

Change in Fair Value Measurement of Private Placement

Change in fair value of Private Placement was a loss of $3.8 million for the year ended December 31, 2024 and a gain of $1.6 million for the year ended December 31, 2023. The second closing of the Private Placement did not occur during 2024 and as a result, we deemed the fair value of the rights from Private Placement to be zero as of December 31, 2024. These changes relate to the remeasurement of the rights from the Private Placement that we determined was a derivative, which requires the asset to be accounted for at fair value. We determined the rights from Private Placement to be a derivative asset when we added a minimum purchase price of $3.18 upon an amendment in 2023.

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

Sources of Liquidity

Since our inception through December 31, 2024, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront payments from our license agreements. As of December 31, 2024, we had $634,000 in cash and an accumulated deficit of $182.9 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

In July 2024, we received a $5.0 million exclusivity payment from TuHURA pursuant to the exclusivity and right of first offer agreement (the “Exclusivity Agreement”) and have entered into the Merger Agreement on December 11, 2024. In October 2024, TuHURA exercised its right to extend the Exclusivity Agreement and paid us $300,000 in Exclusivity Payments. Under the CTF Agreement, we have received cash of $695,000 from TuHURA during the year ended December 31, 2024 to reimburse us for clinical trial expenses. Subsequent to December 31, 2024, we have received cash of $552,000 from TuHURA to reimburse us for clinical trial expenses and received cash of $250,000 from TuHURA as a loan.

Subsequent to December 31, 2024, pursuant to a certain exclusivity agreement (“KCP506 Exclusivity Agreement”) dated January 8, 2025, by and between Kineta’s subsidiary, Kineta Chronic Pain and Pacira, we received from Pacira a non-refundable and non-creditable exclusivity payment of $50,000 in cash. On February 4, 2025, Kineta Chronic Pain entered into an asset purchase agreement with Pacira pursuant to which Kineta Chronic Pain agreed to sell certain of its assets related to the development of KCP506, a product candidate for pain treatment. In return, Pacira agreed to pay a purchase price of $450,000 and assume limited liabilities associated with the KCP506 assets. Pacira also agreed to pay for all costs related to patent prosecution for registered intellectual property relating to KCP506 which were due February 1, 2025. The assets to be transferred include intellectual property rights, assumed contracts, permits, inventory, tangible personal property, business records, warranties, and deposits, while certain liabilities and assets, such as the assets related to KVA12123, are excluded. In February 2025, we received $450,000 in cash pursuant to the asset purchase agreement.

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

As of December 31, 2024, we had cash of $634,000, and there is substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.

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

We do not currently have any commitments for future funding or additional capital other than the Private Placement. However, as noted above, certain investors have failed to fulfill their contractual obligation to consummate the Private Placement. As such, we have paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If we are unable to complete a strategic transaction or raise additional capital in sufficient amounts, we will not be able to continue our business and we may need to file for bankruptcy protection.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,567)	$(16,209)
Investing activities	—	331
Financing activities	6,347	8,468
Net change in cash and cash equivalents	$(5,220)	$(7,410)

Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $11.6 million, consisting of a net loss of $17.1 million, partially offset by noncash charges of $6.0 million and a change in other net operating assets and liabilities of $452,000. The noncash charges primarily consisted of a $3.8 million change in fair value of rights from the Private Placement, $1.2 million in stock-based compensation and $472,000 noncash operating lease expense and $469,000 in common stock issued for services. Our change in net operating assets and liabilities primarily resulted from an increase in accounts payable and accrued liabilities of $357,000 and a decrease in operating lease liability of $547,000.

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

Investing Activities

Cash provided by investing activities was zero for the year ended December 31, 2024 and $331,000 for the year ended December 31, 2023 consisting of cash received from the sale of certain property and equipment.

Financing Activities

Cash provided by financing activities was $6.3 million for the year ended December 31, 2024, primarily related to advances received from TuHURA of $5,995,000 and proceeds of $500,000 from the issuance of our common stock, partially offset by repayment of a note payable of $150,000.

Cash provided by financing activities for the year ended December 31, 2023 was $8.5 million, primarily related to $8.0 million in net proceeds from the Private Placement and $600,000 in proceeds from the issuance of our common stock, partially offset by $123,000 in repayments of finance lease obligations.

Debt Obligations

Notes Payable

As of December 31, 2024, we had outstanding notes payable in an aggregate principal amount of $629,000 at an interest rate of 6%. Notes payable of $379,000 matured on June 30, 2024 and a note payable of $250,000 matured on July 31, 2024. As of December 31, 2024, the notes remain unpaid and are payable upon demand by the holders.

See Note 5 to our consolidated financial statements included in this Annual Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirement greater than 12 months are related to other contractual obligations and commitments related to license agreements.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of December 31, 2024, the timing and likelihood of achieving the milestones and generating future product sales is unknown, and therefore payments that may become payable to these third parties, are uncertain.

We leased office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expired on July 31, 2024. This lease was not renewed and no other facility lease was entered into as the Company employees are working remotely.

On September 13, 2024 (the “Agreement Effective Date”), we entered into a Settlement Agreement (the “Agreement”), as amended on February 4, 2025, with ARE-SEATTLE No. 17, LLC (the “Landlord”), the landlord of our former premises in Seattle, Washington. Under the terms of the Agreement, we have agreed to pay the Landlord the outstanding monetary obligation of $679,000 (the “Outstanding Debt”) pursuant to that certain Lease Agreement, by and between us and the Landlord, dated as of November 19, 2010, as amended through June 30, 2020 (collectively, the “Lease”) as follows: (i) the Landlord’s application of the security deposit in the amount of $70,000, (ii) our payment to the Landlord of $85,000 (the “First Payment”) no later than five (5) business days after the Agreement Effective Date, and (iii) our payment to the Landlord of the Outstanding Debt balance of $524,000 (the “Second Payment” and together with the First Payment, the “Payment Milestones”) no later than March 30, 2025. The Agreement stipulates that upon the receipt by the Landlord of the Payment Milestones, the Landlord will fully discharge and forever release us from any claim, cause of action, or judgment, legal or equitable, in contract or tort, direct or indirect, presently asserted or not, known or unknown, through the date of the Agreement related to our monetary obligations under the Lease. We paid the First Payment to the Landlord on September 18, 2024.

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

See Note 5 to our consolidated financial statements for more details on the assumptions used. Increases or decreases in the fair value of the notes payable can result from updates to assumptions such as the expected timing or probability of a qualified financing event, or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

Fair Value of Common Stock – The fair value of the shares of common stock underlying stock options has historically been determined by our board of directors. In order to determine the fair value of the common stock at the time of grant of the option, the board of directors considers, among other things, valuations performed by an independent third-party. Because there has been no public market for our common stock (prior to the closing of the Kineta-Yumanity Merger), the board of directors exercises reasonable judgment and considers a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including important developments in our operations, sales of common stock, actual operating results and financial performance, the conditions in the life sciences industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our common stock, among other factors.

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

Stock-based compensation was $1.2 million for the year ended December 31, 2024 and $3.9 million for the year ended December 31, 2023. As of December 31, 2024, we had $0.9 million of total unrecognized stock-based compensation related to stock options, which we expect to recognize over a weighted-average period of 1.6 years.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kineta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kineta, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 6, 2025

We have served as the Company’s auditor since 2022.

KINETA, INC.

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$634	$5,783
Restricted cash	4	75
Prepaid expenses and other current assets	381	119
Total current assets	1,019	5,977
Operating right-of-use asset	—	472
Rights from Private Placement	—	3,832
Total assets	$1,019	$10,281
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,901	$3,694
Accrued expenses and other current liabilities	2,361	2,211
Exclusivity Payments and advances	5,995	—
Notes payable, current portion	629	620
Operating lease liability, current portion	—	547
Total current liabilities	12,886	7,072
Notes payable, net of current portion	—	150
Total liabilities	12,886	7,222
Commitments and contingencies (Note 6)
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 125,000 shares authorized as of December 31, 2024 and December 31, 2023; 12,265 and 10,397 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	12	10
Additional paid-in capital	170,878	168,669
Accumulated deficit	(182,921)	(165,789)
Total stockholders’ equity (deficit) attributable to Kineta, Inc.	(12,031)	2,890
Noncontrolling interest	164	169
Total stockholders’ equity (deficit)	(11,867)	3,059
Total liabilities and stockholders’ equity (deficit)	$1,019	$10,281

See the accompanying notes to the consolidated financial statements.

KINETA, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Revenues:
Licensing revenues	$—	$5,000
Collaboration revenues	—	442
Total revenues	—	5,442
Operating expenses:
Research and development	5,387	9,023
General and administrative	8,145	12,142
Total operating expenses	13,532	21,165
Loss from operations	(13,532)	(15,723)
Other (expense) income :
Interest income	111	325
Interest expense	138	(337)
Change in fair value of rights from Private Placement	(3,832)	1,582
Change in fair value measurement of notes payable	(9)	(22)
Other (expense) income, net	(13)	99
Total other (expense) income, net	(3,605)	1,647
Net loss	$(17,137)	$(14,076)
Net income (loss) attributable to noncontrolling interest	(5)	23
Net loss attributable to Kineta, Inc.	$(17,132)	$(14,099)
Net loss per share, basic and diluted	$(1.42)	$(1.28)
Weighted-average shares outstanding, basic and diluted	12,100	11,054

See the accompanying notes to the consolidated financial statements.

KINETA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of December 31, 2022	8,318	$8	$156,106	$(151,690)	$4,424	$146	$4,570
Issuance of common stock and pre-funded warrants	1,185	2	8,559	—	8,561	—	8,561
Issuance of common stock for services	63	—	189	—	189	—	189
Issuance of common stock upon exercise of warrants	696	—	30	—	30	—	30
Issuance of common stock upon vesting of RSUs	135	—	(69)	—	(69)	—	(69)
Stock-based compensation	—	—	3,854	—	3,854	—	3,854
Net loss	—	—	—	(14,099)	(14,099)	23	(14,076)
Balance as of December 31, 2023	10,397	$10	$168,669	$(165,789)	$2,890	$169	$3,059
Issuance of common stock	904	1	499	—	500	—	500
Issuance of common stock for services	173	—	469	—	469	—	469
Issuance of common stock upon exercise of warrants	786	1	1	—	2	—	2
Issuance of common stock upon vesting of RSUs	5	—	—	—	—	—	—
Stock-based compensation	—	—	1,240	—	1,240	—	1,240
Net loss	—	—	—	(17,132)	(17,132)	(5)	(17,137)
Balance as of December 31, 2024	12,265	$12	$170,878	$(182,921)	$(12,031)	$164	$(11,867)

See the accompanying notes to the consolidated financial statements.

KINETA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Operating activities:
Net loss	$(17,137)	$(14,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of rights from Private Placement	3,832	(1,582)
Change in fair value of notes payable	9	22
Non-cash stock-based compensation	1,240	3,854
Non-cash operating lease expense	472	739
Depreciation and amortization	—	9
Common stock issued for services	469	189
Gain on disposal of asset	—	(91)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(262)	338
Accounts payable	207	(2,941)
Accrued expenses and other current liabilities	150	(1,385)
Operating lease liability	(547)	(843)
Deferred revenue	—	(442)
Net cash used in operating activities	(11,567)	(16,209)
Investing activities:
Proceeds from sale of property and equipment	—	331
Net cash provided by investing activities	—	331
Financing activities:
Proceeds from Exclusivity Payments and advances	5,995	—
Proceeds from issuance of common stock and pre-funded warrants	500	8,561
Proceeds from exercise of warrants	2	30
Repayments of notes payable	(150)	—
Repayments of finance lease liabilities	—	(123)
Net cash provided by financing activities	6,347	8,468
Net change in cash and restricted cash	(5,220)	(7,410)
Cash and restricted cash at beginning of year	5,858	13,268
Cash and restricted cash at end of year	$638	$5,858
Components of cash and restricted cash:
Cash	$634	$5,783
Restricted cash	4	75
Total cash and restricted cash	$638	$5,858
Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$48
Supplemental disclosure of noncash investing and financing activities:
Withholding to cover taxes from RSU vesting	$—	$69

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

On November 30, 2023, the Company dissolved KVHF and assumed all of the outstanding issued equity. As of December 31, 2024, the Company owns a majority interest of the outstanding issued equity of KCP.

On February 29, 2024, Kineta announced that it had completed a review of its business, including the status of its programs, resources and capabilities. Following this review, Kineta determined that it would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring includes a reduction in its workforce by approximately 64% and the termination of enrollment of new patients in its ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. The Company made this decision, in part, because certain investors have failed to fulfill their contractual obligation to consummate the Private Placement (as defined below). In February 2024, the Company initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. The outcome of this process was the transaction with TuHURA described below. If the transaction with TuHURA is not consummated, our board of directors may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

Reverse Merger and Private Placement

On December 16, 2022, Yumanity Therapeutics, Inc. (“Yumanity”) completed its previously announced merger transaction with Kineta Operating, Inc. (formerly Kineta, Inc.) (“Private Kineta”) in accordance with the terms of the Agreement and Plan of Merger dated June 5, 2022, as amended on December 5, 2022 (the “Kineta-Yumanity Merger Agreement”), pursuant to which Yacht Merger Sub, Inc., a wholly-owned subsidiary of Yumanity (“Merger Sub”), merged with and into Private Kineta, with Private Kineta surviving such merger as a wholly-owned subsidiary of Yumanity (the “Merger”). The surviving corporation from the Kineta-Yumanity Merger subsequently merged with and into Kineta Operating, LLC, with Kineta Operating, LLC being the surviving corporation. On December 16, 2022, in connection with, and prior to the completion of the Kineta-Yumanity Merger, Yumanity effected a 1-for-7 reverse stock split of its common stock (the “Reverse Stock Split”). Immediately following the Kineta-Yumanity Merger, Yumanity changed its name to “Kineta, Inc.” and the business conducted by Private Kineta became the primary business conducted by the Company.

At the effective time of the Kineta-Yumanity Merger, each outstanding share of Private Kineta common stock was converted into the right to receive 0.0688 (the “Exchange Ratio”) shares of common stock of the Company (after giving effect to the Reverse Stock Split). In addition, the Company also assumed all of Private Kineta’s outstanding stock options, warrants, and restricted stock at the Exchange Ratio. Unless otherwise noted herein, references to the Company’s common share and per-share amounts give retroactive effect to the Reverse Stock Split and Exchange Ratio. The Merger has been accounted for as a reverse merger and asset acquisition (see Note 3).

In connection and concurrently with the execution of the Kineta-Yumanity Merger Agreement, on June 5, 2022, the Company entered into a financing agreement, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 (such financing agreement, as amended, the “Securities Purchase Agreement”), to sell shares of the Company’s common stock in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. We have reached a settlement with one investor and have initiated litigation against the other investors which failed to fund their obligations. Pursuant to the settlement agreement and mutual release (the “Settlement Agreement”) by and between the Company and RLB Holdings Connecticut, LLC (“RLB”), on April 23, 2024, the Company received cash of $500,000 and issued 903,995 shares of its common stock.

Proposed Merger Transaction with TuHURA Biosciences, Inc.

On December 11, 2024, Kineta entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among TuHURA Biosciences, Inc., a Nevada corporation (“TuHURA”), Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of TuHURA (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of TuHURA (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta. Each capitalized term used herein but not otherwise defined has the meaning given to it in the Merger Agreement.

KINETA, INC.

Notes to Consolidated Financial Statements

Pursuant to the terms of the Merger Agreement, among other things and subject to the terms and conditions set forth therein, Merger Sub I will (a) merge with and into the Company (the “First Merger”), with the Company being the surviving corporation of the First Merger, also known as the “Surviving Entity”; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers” ), with Merger Sub II being the surviving company of the Second Merger, also known as the “Surviving Company.” The Mergers are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Merger (the “Effective Time”), each share (the “Share”) of Kineta’s common stock, par value $0.001 per share (“Kineta Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) Shares held in treasury by Kineta or held directly by TuHURA or the Merger Subs, which Shares will be cancelled, or (ii) Shares that are held by any holder who is entitled to demand and properly demands appraisal of such Shares of pursuant to, and in compliance with, Section 262 of the General Corporation Law of the State of Delaware) will thereupon be converted automatically into and will thereafter represent the right to receive, without interest, (x) the number of validly issued, fully paid and non-assessable shares of common stock, $0.001 par value per share, of TuHURA (“TuHURA Common Stock”) (rounded down to the nearest whole share subject to the payment of any cash in lieu of fractional shares as set forth in the Merger Agreement) equal to (i) the Initial Per Share Stock Consideration plus (ii) the Delayed Per Share Stock Consideration, (y) plus an amount in cash equal to (i) the Per Share Cash Consideration plus (ii) the Disposed Asset Payment Right (collectively, the Initial Per Share Stock Consideration, the Delayed Per Share Stock Consideration, the Per Share Cash Consideration and the Disposed Asset Payment Right, the “Merger Consideration”).

“Initial Per Share Stock Consideration” means the number of shares of TuHURA Common Stock being issued for each share of Kineta Common Stock, determined as follows:

•
the difference of $15,000,000 and any deductions if the Per Share Cash Consideration (as described below) is less than zero;
•
such difference in the first bullet, divided by $5.7528, such stock price, the “Parent Share Value”; and
•
with such resulting quotient from the second bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Delayed Per Share Stock Consideration” means the number of shares of TuHURA Common Stock being issued for each share of Kineta Common Stock, determined as follows:

•
the difference of $5,000,000 and (i) any liabilities incurred by TuHURA due to a breach of the undisclosed liabilities representation made by Kineta in the Merger Agreement; (ii) any and all losses incurred through the six months after the closing of the Merger (the “Closing”) and those losses estimated to be incurred by Parent related to any stockholder litigation; and (iii) any amount to which the closing net working capital deficient is greater than $12,000,000;
•
such difference in the first bullet, divided by the Parent Share Value; and
•
with such resulting quotient from the second bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Per Share Cash Consideration” means an amount in cash for each share of Kineta Common Stock, determined as follows:

•
the difference of $15,000,000 and (i) $5,000,000 (as credit for the exclusivity payment already made by TuHURA to Kineta); (ii) $300,000 (as credit for the extension payment already made by TuHURA to Kineta); (iii) $695,000 (which represents advances already made by TuHURA to Kineta in connection with the exclusivity agreement); (iv) any amounts loaned by TuHURA to Kineta (not including amounts under the CTF Agreement) after December 31, 2024 pursuant to the terms of the Merger Agreement; and (v) if the net working capital is less than $0, such difference (and if the net working capital is greater than $0, then such difference will be added to the $15,000,000 base cash consideration); and
•
such difference in the first bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Disposed Asset Payment Right” means any cash payments received by the Company in connection with any permitted asset disposition (which may not relate to the assets associated with, derived from or relating to KVA12123) received from the Closing Date until the third-year anniversary thereof, extended up to a period of six years in aggregate after the Closing Date.

“net working capital” means any cash Kineta has at the Closing, plus $322,933 for prepaid expenses in connection with their trials minus any liabilities of Kineta at the Closing and any unpaid transaction expenses of the Company.

At the Effective Time, each In-the-Money Company Stock Option that is vested or unvested and held by a Person will become exercisable as set forth in the applicable Optionholder Treatment Agreement and, upon such exercise, the holder will be entitled to receive the Merger Consideration; each Out-of-the-Money Company Stock Option held by a Person will be canceled and extinguished for no consideration; the Pre-2023 Company

KINETA, INC.

Notes to Consolidated Financial Statements

Warrants will terminate upon their terms if such Pre-2023 Company Warrants are not exercised (if the Pre-2023 Company Warrants are exercised prior to the Effective Time, as a holder of the Shares, the holder of such Pre-2023 Company Warrants will be entitled to receive the Merger Consideration); and the 2023 Company Warrants will be entitled to the benefits as set forth in the applicable Warrantholder Treatment Agreement.

The Closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approval of the Mergers by Kineta’s stockholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) the effectiveness of the registration statement of TuHURA pursuant to which shares of TuHURA Common Stock to be issued in the Mergers will be registered with the SEC, (iv) compliance by the parties with their respective covenants, (v) no law or order preventing the Mergers and related transactions, (vi) the listing of shares of TuHURA Common Stock issued as Merger Consideration to Kineta stockholders on The Nasdaq Capital Market, (vii) the absence of a continuing material adverse effect with respect to each of TuHURA and Kineta, (viii) the completion by TuHURA of a financing transaction that will result in net proceeds to TuHURA of not less than $35 million, (ix) the approval by TuHURA’s stockholders of an amendment to its articles of incorporation increasing its authorized shares to 200,000,000 shares of TuHURA Common Stock and (x) Kineta having a maximum of $12,000,000 in estimated net working capital deficit at the Closing.

Going Concern and Capital Resources

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of December 31, 2024, had an accumulated deficit of $182.9 million. The net loss attributable to the Company was $17.1 million for the year ended December 31, 2024. As of December 31, 2024, the Company had unrestricted cash of $634,000, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.

Kineta is exploring strategic alternatives that may include, but are not limited to, sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action.

On July 3, 2024 (the “Effective Date”), the Company entered into an exclusivity and right of first offer agreement (the “Exclusivity Agreement”) by and between the Company and TuHURA.

Pursuant to the Exclusivity Agreement, among other things, Kineta has granted TuHURA an exclusive right to acquire Kineta’s worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets associated with and derived from its development program related to KVA12123, the Company’s VISTA blocking immunotherapy, during the period commencing as of the Effective Date and continuing through the first to occur of (a) the execution of any Definitive Agreement (as defined in the Exclusivity Agreement) with respect to a Potential Transaction (as defined in the Exclusivity Agreement) by TuHURA or one or more of its affiliates and (b) 11:59 PM Eastern Time on October 1, 2024, subject to extension as noted in the following sentence (the “Exclusivity Period”). In the event that the Parties are engaged in good faith discussions regarding a Potential Transaction on the date on which the Exclusivity Period (or any renewal thereof) is scheduled to expire and TuHURA has not yet closed the transactions contemplated by that previously announced agreement and plan of merger by and among TuHURA, Kintara Therapeutics, Inc. (“Kintara”) and Kayak Mergeco, Inc., a wholly-owned subsidiary of Kintara, then on such date, the Exclusivity Period shall automatically renew for an additional ten (10) day period (a “Renewal Period”) (up to a total of two (2) renewal periods for an aggregate of twenty (20) days).

In consideration for Kineta’s compliance with its obligations set forth in the Exclusivity Agreement, TuHURA paid to Kineta $5.0 million (the “Exclusivity Payment”) in July 2024. The Exclusivity Payment is included on the balance sheets. No later than two (2) business days after a Renewal Period has started (to be confirmed in writing by both Parties), TuHURA shall pay an additional $150,000 as an additional Exclusivity Payment, in an amount not to exceed $300,000 for the two (2) available Renewal Periods. The Exclusivity Payment will be credited against the initial cash consideration that may be payable to Kineta pursuant to any Definitive Agreement (if any) between Kineta and TuHURA and/or its affiliates with respect to a Potential Transaction.

In October 2024, TuHURA exercised its right to extend the Exclusivity Agreement and paid the Company $300,000 in Exclusivity Payments. Under the CTF Agreement, the Company has received cash of $695,000 from TuHURA during the year ended December 31, 2024 to reimburse the Company for clinical trial expenses. The clinical trial reimbursements received during 2024 are considered advances to be credited against the Merger Consideration. Subsequent to December 31, 2024, the Company has received cash of $552,000 from TuHURA to reimburse the Company for clinical trial expenses and has received cash of $250,000 from TuHURA as a loan.

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

As noted above, certain investors have failed to fulfill their contractual obligation to consummate the Private Placement. As such, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

KINETA, INC.

Notes to Consolidated Financial Statements

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. These judgments, estimates and assumptions are used for, but not limited to, revenue recognition, accrued research and development expenses, the fair value of notes payable, the fair value of the Company’s common stock prior to the Kineta-Yumanity Merger, stock-based compensation, uncertain tax positions and the valuation allowance for net deferred tax assets. Actual results may differ from the Company’s estimates.

Foreign Currencies

The Company’s subsidiaries are all located in the U.S. with the U.S. dollar as the functional currency. Certain insignificant transactions during the years ended December 31, 2024 and 2023 were denominated in currencies other than the U.S. dollar. Gains and losses from foreign currency transactions, translated using the average exchange rates prevailing during the respective periods, were not material for all periods presented and are reflected in the consolidated statements of operations as a component of other (expense) income, net.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. Reportable segments are categorized based on various factors that help management assess and allocate resources effectively. The

KINETA, INC.

Notes to Consolidated Financial Statements

Company operates as a single reportable segment, as the CODM, the Company's President, evaluates the financial performance and allocates resources based on consolidated financial information.

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

Rights from Private Placement

The Company determined that the rights from Private Placement is a derivative asset, which requires the asset to be accounted for and reported at fair value on the balance sheet (see Note 3). The fair value is determined using a Monte Carlo simulation based on the contractual funding date at the measurement date, minimum contractual purchase price and historical stock prices. The significant unobservable inputs used in the fair value measurement are volatility, risk-free interest rates and funding probability.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets, including the right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss is recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value.

KINETA, INC.

Notes to Consolidated Financial Statements

Estimating discounted cash flows requires the Company to make significant judgments and assumptions. Actual results may vary from the Company’s estimates as of the date of impairment testing and adjustments may occur in future periods. For the years ended December 31, 2024 and 2023, there were no impairments of long-lived assets.

Fair Value Option

The Company has elected the fair value option to account for certain of its notes payable (see Note 5). The Company concluded that it was appropriate to apply the fair value option to these certain notes payable because no component of the notes payable were required to be recognized as a component of stockholders’ equity. The Company recorded these notes payable at their estimated fair value with changes in estimated fair value recorded as a component of other (expense) income in the consolidated statement of operations. Under the fair value option, any direct costs and fees related to the notes payable are expensed as incurred.

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures. This new guidance enhances income tax disclosures related to effective tax rates and cash income taxes paid and aims to enhance transparency and provide investors with better insights into income tax matters. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and can be applied prospectively or retrospectively. The Company has adopted ASU 2023-09, effective January 1, 2025, and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”).

This update was issued to enhance the transparency and usefulness of segment reporting and is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company has adopted ASU 2023-07, effective January 1, 2024, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This update requires entities to disclose specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company has not yet adopted ASU 2024-03 and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

3.
Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, and accounts payable, approximate fair value due to the short-term nature of those instruments.

Rights from Private Placement

The Company determined that the rights from Private Placement was a derivative asset, which required the asset to be accounted for at fair value. The second closing of the Private Placement did not occur during 2024 and as a result, the Company deemed the fair value of the rights from Private Placement to be zero as of December 31, 2024. The Company recorded a loss in the fair value of Private Placement of $3.8 million for the year ended December 31, 2024, which is recorded in other income (expense) in the Statement of Operations.

The fair value as of December 31, 2023 was determined using a Monte Carlo simulation based on the contractual funding date at the measurement date, minimum contractual purchase price of $3.18 and historical stock prices. The significant unobservable inputs used in the fair value measurement for the year ended December 31, 2023 were as follows: volatility ranging from of 76.0% to 114.0%, risk-free interest rates ranging from 4.7% to 5.5% and funding probability of 75%, which resulted in a gain in fair value of $1.6 million for the year ended December 31, 2023, which is recorded in other income (expense) in the Statement of Operations. The fair value measurement as of December 31, 2023 was approximately $3.8 million.

KINETA, INC.

Notes to Consolidated Financial Statements

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Years Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$3,832	$2,250
Change in fair value of rights from Private Placement	(3,832)	1,582
Balance at end of period	$—	$3,832

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

During 2023, the 2020 notes were valued using a discounted cash flow model based on the contractual payment dates, a discount rate and the contractual maturity date. The significant unobservable inputs used in the fair value measurement of the 2020 note for the year ended December 31, 2023 were as follows: discount rates ranging from 13.0% to 15.0% and contractual payment dates ranging from 0.6 years to 1.3 years, which resulted in a fair value range for the 2020 notes of $225,000 to $241,000.

The following table provides a summary of the changes in the fair value of the Company’s 2020 notes payable measured using Level 3 inputs:

	Years Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$241	$219
Change in fair value of 2020 notes	9	22
Balance at end of period	$250	$241

4.
Balance Sheet Components

Property and Equipment, Net

There was no property and equipment as of December 31, 2024 or December 31, 2023.

Depreciation and amortization expense was zero for the year ended December 31, 2024 and $9,000 for the year ended December 31, 2023. The Company did not dispose of any assets during the year ended December 31, 2024. During the year ended December 31, 2023, the Company disposed of assets with a net carrying value of $240,000 and received proceeds of $331,000. The Company recorded a gain on disposal of fixed assets, which is recorded in other income (expense) in the Statement of Operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	December 31,
	2024	2023
	(in thousands)
Compensation and benefits	$696	$1,312
Professional services	1,238	97
Accrued interest	228	417
Accrued clinical trial and preclinical costs	80	251
Other	119	134
Total accrued expenses and other current liabilities	$2,361	$2,211

KINETA, INC.

Notes to Consolidated Financial Statements

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	December 31, 2024		December 31, 2023
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$250	$250	$241
Other notes payable	379	379	379	379
Small Business Administration loan	—	—	150	150
Total notes payable	$629	629	$779	770
Less: current portion		629		620
Notes payable, net of current portion		$—		$150

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

6.
Commitments and Contingencies

Leases

Operating Lease

KINETA, INC.

Notes to Consolidated Financial Statements

The Company leased office and laboratory premises in Seattle, Washington pursuant to a lease agreement that commenced in April 2011 and expired in July 2024. This lease was not extended and no other facility lease was entered into as the Company's employees work remotely. The agreement, which required monthly lease payments, is subject to annual rent escalations during the lease term, and contains two five-year options to extend the lease term. In June 2020, the Company amended the lease agreement to reduce the leased space for the premises from approximately 22,064 square feet to approximately 14,870 square feet, which was accounted for as a lease modification and partial termination of the lease.

Under the lease agreement, the Company was required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes, and utilities. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was $486,000 for the year ended December 31, 2024 and variable costs were $349,000. Rent expense was $866,000 for the year ended December 31, 2023 and variable costs were $597,000.

The Company’s operating leases included various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Supplemental information on the Company's operating leases was as follows:

	Years Ended December 31,
	2024	2023
Cash paid for operating lease agreement (in thousands)	$157	$701
Remaining lease term (in years)	-	0.8
Incremental borrowing rate	10%	10%

The Company subleased portions of its premises in Seattle to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleases approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. In December 2023, the sublease expiration date was extended from December 2023 to July 2024. Sublease income was $114,000 for the year ended December 31, 2024 and $194,000 for the year ended December 31, 2023 and was recorded within operating expenses.

On September 13, 2024 (the “Agreement Effective Date”), the Company entered into a Settlement Agreement (the “Agreement”), as amended on February 4, 2025, with ARE-SEATTLE No. 17, LLC (the “Landlord”), the landlord of the Company’s former premises in Seattle, Washington. Under the terms of the Agreement, the Company has agreed to pay the Landlord the outstanding monetary obligation of $679,000 (the “Outstanding Debt”) pursuant to that certain Lease Agreement, by and between the Company and the Landlord, dated as of November 19, 2010, as amended through June 30, 2020 (collectively, the “Lease”) as follows: (i) the Landlord’s application of the security deposit in the amount of $70,000, (ii) the Company’s payment to the Landlord of $85,000 (the “First Payment”) no later than five (5) business days after the Agreement Effective Date, and (iii) the Company’s payment to the Landlord of the Outstanding Debt balance of $524,000 (the “Second Payment” and together with the First Payment, the “Payment Milestones”) no later than March 30, 2025. The Agreement stipulates that upon the receipt by the Landlord of the Payment Milestones, the Landlord will fully discharge and forever release the Company from any claim, cause of action, or judgment, legal or equitable, in contract or tort, direct or indirect, presently asserted or not, known or unknown, through the date of the Agreement related to the Company’s monetary obligations under the Lease. The Company paid the First Payment to the Landlord on September 18, 2024.

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

KINETA, INC.

Notes to Consolidated Financial Statements

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

Executive Employment and Separation Agreements

On September 20, 2022, the Company entered into an at-will employment agreement (“Baker Employment Agreement”), which became effective on October 3, 2022, with Keith Baker, its Chief Financial Officer. On September 28, 2022, the Company entered into at-will employment agreements (together with the Baker Employment Agreement, the “Executive Employment Agreements”), which became effective on December 16, 2022 upon the closing of the Kineta-Yumanity Merger, with Shawn Iadonato, its former Chief Executive Officer, Craig Philips, its President, and Pauline Kenny, its former General Counsel. On April 23, 2023, the Company’s board of directors (the “Board”) approved salary increases effective at the next payroll period and bonus increases for fiscal year 2023 to Shawn Iadonato, Craig Philips, Keith Baker, and Pauline Kenny.

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

In connection with Dr. Iadonato’s departure, the Company also entered into a consulting agreement with Dr. Iadonato, effective as of March 1, 2024 (the “Iadonato Consulting Agreement”). Pursuant to the Iadonato Consulting Agreement, Dr. Iadonato will provide advisory services to the Company beyond December 31, 2024 (such period, the “Iadonato Consulting Period”). As consideration for Dr. Iadonato’s services under the Iadonato Consulting Agreement, Dr. Iadonato’s outstanding unvested equity awards shall continue to vest in accordance with the applicable purchase, award or grant agreement during the Iadonato Consulting Period. During the Iadonato Consulting Period through December 31, 2024, 123,000 shares of Dr. Iadonato’s outstanding unvested equity awards have vested and $576,000 is owed to Dr. Iadonato.

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

In connection with Ms. Kenny’s departure, the Company also entered into a consulting agreement with Ms. Kenny, effective as of March 1, 2024 (the “Kenny Consulting Agreement”). Pursuant to the Kenny Consulting Agreement, Ms. Kenny will provide legal advisory services to the Company beyond December 31, 2024 (such period, the “Kenny Consulting Period”). As consideration for Ms. Kenny’s services under the Kenny Consulting Agreement, Ms. Kenny’s outstanding unvested equity awards shall continue to vest in accordance with the applicable purchase, award or grant agreement during the Kenny Consulting Period. During the Kenny Consulting Period through December 31, 2024, 26,000 shares of Ms. Kenny’s outstanding unvested equity awards have vested and $304,000 is owed to Ms. Kenny.

The Executive Employment Agreements referenced above provide that, if the executive’s employment is terminated without Cause (as defined in the Executive Employment Agreements) or the executive resigns for Good Reason (as defined in the Executive Employment Agreements), provided that the executive signs the Release (as defined in the Executive Employment Agreement), the executive will be entitled to (i) accrued compensation, (ii) 39 weeks of pay (currently estimated at approximately $563,000 for the remaining two executives in the aggregate), (iii) nine (9) months of COBRA benefits for executive and eligible dependents, and (iv) three (3) additional months of vesting of unvested and outstanding equity awards. If executive’s employment is terminated without Cause or the executive resigns for Good Reason within the Change in Control Protection Period (as defined in the Executive Employment Agreements), then in addition to (i)-(iv) above, executive will receive current year pro-rated cash bonus.

7.
Strategic License Agreements

Anti-VISTA Antibody Program In-License Agreement

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, Inc. (“GigaGen”), which was amended in November 2020 and further amended in May 2023 and January 2025 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the VISTA Agreement were zero for the year ended December 31, 2024 and $250,000 for the year ended December 31, 2023.

KINETA, INC.

Notes to Consolidated Financial Statements

Under the VISTA Agreement, GigaGen is eligible to receive approximately $20.3 million in development and regulatory milestone payments and up to $11.0 million in sales milestone payments. In addition, GigaGen is eligible to receive low single-digit royalty percentages based on net sales. Kineta is responsible (with input from GigaGen) for the preparation, filing, prosecution and maintenance of all patents and patent applications, and all associated costs.

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

Anti-CD27 Agonist Antibody Program In-License Agreement

In June 2021, Kineta entered into an Option and License Agreement with GigaGen, as amended in July 2022, December 2022, May 2023 and December 2023 (such agreement, as amended, the “CD27 Agreement”) to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the CD27 Agreement were $430,000 for the year ended December 31, 2024 and zero for the year ended December 31, 2023.

GigaGen and Kineta entered into a Termination and Mutual Release Agreement, effective January 29, 2025, to terminate their existing CD27 Agreement. The termination is mutually agreed upon and is not due to any fault or breach by either party. GigaGen waived all accrued fees amounting to $180,000 and any future payments from Kineta. Kineta assigned all rights to its sole and joint inventions and patents related to the CD27 program back to GigaGen and transferred all related data and regulatory filings. Both parties released each other from any claims related to the CD27 Agreement and agreed to maintain confidentiality and cooperate in perfecting the transfer of intellectual property.

The Merck Neuromuscular License Agreement, Genentech Small Molecule License Agreement and FAIR License Agreement described below were sold to HCRX Investments Holdco, L.P. (“HCRX”) pursuant to the asset purchase agreement dated February 4, 2025 by and between Kineta and HCRX (the “HCRX Agreement”) (see Note 16).

Merck Neuromuscular License Agreement

In connection with the Kineta-Yumanity Merger, the Company became the successor in interest to an exclusive license and research collaboration agreement (the “Merck Neuromuscular License Agreement”) with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized licensing revenues of $5.0 million for the year ended December 31, 2023 and zero for the year ended December 31, 2022 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

Genentech

In connection with the Kineta-Yumanity Merger, Kineta became the successor in interest to an exclusive technology transfer and license agreement with Genentech, Inc. to support research, development and commercialization of a small molecule product with an undisclosed target (the “Genentech Small Molecule License Agreement”). The Company did not earn revenues under the Genentech Small Molecule License Agreement for the years ended December 31, 2024 and 2023.

FAIR Therapeutics

In connection with the Kineta-Yumanity Merger, Kineta became the successor in interest to an exclusive license agreement with FAIR Therapeutics, B.V. to support research, development and commercialization of products for the treatment of cystic fibrosis (the “FAIR License Agreement”). The Company did not earn revenues under the FAIR License Agreement for the years ended December 31, 2024 and 2023.

8.
Stockholders’ Equity

Warrants to Purchase Common Stock

As of December 31, 2024, the Company has issued and outstanding warrants to purchase shares of the Company’s common stock as follows, which

KINETA, INC.

Notes to Consolidated Financial Statements

all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2023	Issued	Exercised	Cancelled/Expired	Number Outstanding as of December 31, 2024	Range of Exercise Price
2017	March 2025 - June 2025	126	—	—	—	126	$0.14 - $21.80
2019	March 2025 - April 2027	44	—	—	—	44	$0.14 - $21.80
2022	August 2025 - December 2029	123	—	(6)	—	117	$0.14 - $168.35
2023	December 2025 - April 2029	3,211	—	(780)	—	2,431	$3.25 - $5.26
Total number of shares underlying warrants		3,504	—	(786)	—	2,718

Warrant Exercises

During the year ended December 31, 2024, the Company issued 786,000 shares of its common stock upon exercise of warrants and received proceeds of $2,000. The exercise price of all shares exercised during the year ended December 31, 2024 ranged from $0.001 to $0.14.

During the year ended December 31, 2023, the Company issued 696,000 shares of its common stock upon exercise of warrants and received proceeds of $30,000. The exercise price of all shares exercised during the year ended December 31, 2023 ranged from $0.001 to $0.14.

Common Stock

Upon completion of the Kineta-Yumanity Merger in December 2022, the number of authorized shares of common stock of the Company was adjusted to 125,000,000 with a par value of $0.001 and all non-voting shares became voting shares. As of December 31, 2024, there were 12,265,496 shares issued and outstanding.

Common stock reserved for future issuance consisted of the following as the period presented:

December 31, 2024
(in thousands)
Shares reserved for stock options to purchase common stock under equity incentive plans	2,331
Shares reserved for future issuance of equity awards	766
Shares reserved for exercise of warrants	2,718
Total	5,815

On April 22, 2024, the Company entered into the Settlement Agreement with RLB to continue RLB’s investment in the Company and to resolve any and all potential claims or causes of action in connection with RLB’s failure to purchase $2.5 million of shares of the Company’s common stock pursuant to a financing agreement, dated as of June 5, 2022, as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023.

Pursuant to the Settlement Agreement, on April 23, 2024, the Company received cash proceeds of $500,000 from RLB and on May 1, 2024, the Company issued 903,995 shares of its common stock to RLB.

During the year ended December 31, 2024, the Company issued 786,000 shares of its common stock upon exercise of warrants and received proceeds of $2,000. The exercise price of all shares exercised was $0.001.

During the year ended December 31, 2024, the Company issued 91,000 shares of its common stock for license expenses and recorded $250,000 as license expense within research and development expense.

During the year ended December 31, 2024, the Company issued 82,000 shares of its common stock for professional services and recorded $219,000 as consulting expense within general and administrative expense.

During the year ended December 31, 2024, the Company issued 5,000 shares of its common stock upon vesting of restricted stock units.

KINETA, INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2023, the Company issued 1.2 million shares of its common stock and issued pre-funded warrants exercisable for up to 1,257,387 shares of our common stock to institutional and individual investors, raising net proceeds of $8.6 million.

Private Placement

The Private Placement (see Note 1) provides for the issuance of shares of the Company’s common stock in two closings, one of which occurred immediately following the closing of the Kineta-Yumanity Merger and one of which was expected to occur on April 15, 2024. The first closing of the Private Placement occurred on December 16, 2022 and the Company issued 649,346 shares of its common stock and received net proceeds of $7.4 million to investors that are related parties.

In connection with the Private Placement in December 2022, the Company issued 104,000 warrants to purchase shares of the Company’s non-voting common stock to investors in the Private Placement, each at an exercise price of $0.14, with exercise contingent upon the Kineta-Yumanity Merger closing and exercisable following the first closing of the Private Placement. The Company determined the contingent exercise provisions were indexed to the Company’s operations and the warrants qualified for equity classification.

The second closing of the Private Placement was expected to occur on April 15, 2024, however, the investors failed to fulfill their contractual obligation to fund and the second closing did not occur. Had the second closing of the Private Placement occurred, the Company would have been obligated to issue a number of shares of its common stock based on the aggregate purchase price of $22.5 million divided by the purchase price equal to (a) the VWAP, plus (b) 10% of the VWAP; provided, however, that the share purchase price shall be at least equal to the closing price of the Company’s common stock on March 29, 2023. The Company determined that its obligation to issue additional shares of its common stock in the second closing at a premium to the VWAP was a freestanding financial instrument and a future right, which is subject to fair value. Accordingly, at inception the future right was recorded as an other asset in the Company’s consolidated balance sheet at its fair value equal to 10% of the second closing amount, or $2.3 million. The remaining proceeds from the first closing were allocated to the shares of common stock issued in the first closing and to the warrants as such instruments are equity-classified. The future right was subject to remeasurement at each reporting date and the Company used the Monte Carlo simulation method to determine fair value of approximately $3.8 million as of December 31, 2023 and zero as of December 31, 2024 as the second closing did not occur. The Company incurred insignificant issuance costs related to the Private Placement.

9.
Licensing Revenue Agreement

Merck

In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. This collaboration focused on the discovery and development of novel candidates for the treatment of ALS. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. As a result, the Company is eligible to receive up to an additional $255.0 million in development milestones, sales milestones and royalties on net sales. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company recognized revenue of zero for the year ended December 31, 2024 and one-time licensing revenue of $5.0 million for the year ended December 31, 2023 under the Merck Neuromuscular License Agreement.

10.
Collaboration Agreement

The following table shows the activity for the Company’s collaboration revenue agreement and deferred revenue (in thousands):

	December 31,
	2024	2023
	(in thousands)
Balance as of beginning of period	$—	$442
Decrease for provision of research services	—	(442)
Balance as of end of period	$—	$—

Merck

In connection with the Kineta-Yumanity Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis (“ALS”). The Company recognized collaboration revenue of zero for the year ended December 31, 2024 and $442,000 for the year ended December 31, 2023, due to completion of research and development services provided by us. As of December 31, 2024 and 2023, the Company had zero in deferred revenue under the Merck Neuromuscular License Agreement.

KINETA, INC.

Notes to Consolidated Financial Statements

11.
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

In 2018, the 2008 Plan expired and 86,000 stock options granted prior to the 2008 Plan expiration remain outstanding as of December 31, 2024.

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

In February 2020, the 2010 Plan expired and 99,000 stock options granted prior to the expiration remain outstanding as of December 31, 2024.

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

In December 2022, the 2020 Plan expired and 181,000 stock options granted prior to the 2020 Plan expiration remain outstanding as of December 31, 2024.

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

KINETA, INC.

Notes to Consolidated Financial Statements

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2023	1,975	$9.00	7.6	$604
Granted	1,028	$0.38
Exercised	—	$—
Forfeited	(506)	$7.07
Expired	(166)	$11.39
Outstanding as of December 31, 2024	2,331	$5.45	8.2	$—
Exercisable as of December 31, 2024	1,295	$8.67	7.6	$—

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

Nonrecourse Promissory Notes for Stock Options Exercised

In March 2021, an employee exercised 56,000 vested stock options and entered into a nonrecourse promissory note in the amount of $0.4 million with the Company. The promissory note provides for a fixed interest rate of 2.0% and payment is required upon the earlier of (i) the sale of the Company, (ii) the borrower’s sale of any of the shares, (iii) five years from the date the promissory note agreement was executed, and (iv) material breach by borrower of any written agreements with the Company, including but not limited to the employment agreement and Company policies. Payment may also be triggered in other specified circumstances. The promissory note remains outstanding as of December 31, 2024.

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2024	2023
Expected volatility	121.8% - 124.9%	111.1% - 113.1%
Expected term (years)	1.00	5.35 - 6.08
Risk-free interest rate	4.19% - 5.07%	3.4% - 4.4%
Expected dividend yield	0%	0%

Restricted Stock

The Company has granted RSUs under its equity incentive plans with both service-based and performance-based vesting conditions. As of December 31, 2024, the Company had zero outstanding RSUs.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

KINETA, INC.

Notes to Consolidated Financial Statements

	Number of Restricted Stock (RSUs)	Weighted-Average Grant Date Fair Value Per Share

Outstanding and unvested as of December 31, 2023	7,516	$27.14
Exercised/Released	(6,484)	$27.20
Cancelled/Forfeited	(1,032)	$26.16
Outstanding and unvested as of December 31, 2024	—

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Years Ended December 31,
	2024	2023
	(in thousands)
Research and development	$259	$608
General and administrative	981	3,246
Total stock-based compensation	$1,240	$3,854

As of December 31, 2024, there was $920,000 of unrecognized stock-based compensation related to stock options outstanding, which is expected to be recognized over a weighted-average remaining service period of 1.6 years.

12.
Income Taxes

The Company had no income tax expense for the years ended December 31, 2024 and 2023 due to its history of operating losses. The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Deferred	$(2,896)	$(2,000)
Change in valuation allowance	2,896	2,000
Total	$—	$—

A reconciliation of the Company’s federal income tax rate and effective income tax rate is as follows:

	Years Ended December 31,
	2024	2023
Federal income taxes	21.0%	21.0%
Research and development tax credits	1.4%	2.7%
Change in valuation allowance	(17.0)%	(14.2)%
Debt fair value adjustment	(4.7)%	2.3%
Stock based compensation	(0.6)%	(6.7)%
Expiration of capital loss carryforward	(0.1)%	(2.1)%
Deferred reconciliation adjustments	0.0%	(2.4)%
Transaction costs	0.0%	(0.4)%
Other, net	0.0%	(0.2)%
Effective income tax rate	0.0%	0.0%

KINETA, INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	Years Ended December 31,
	2024	2023
	(in thousand)
Deferred tax assets:
Net operating losses	$148,105	$145,232
Research and development credits	23,130	22,899
Capitalized research and development expenses	4,212	4,409
Stock-based compensation	1,961	1,807
Operating lease liability	—	115
Capital loss carryforward	—	19
Accrued expenses	126	214
Intangibles	48	57
Total deferred tax assets	177,582	174,752
Less: Valuation allowance	(177,533)	(174,637)
Total deferred tax assets less valuation allowance	49	115
Deferred tax liabilities:
Partnership basis deferred	(49)	(15)
Right-of-use asset	—	(100)
Total deferred tax liabilities	(49)	(115)
Net deferred tax assets	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance on its deferred tax assets. The valuation allowance increased by $2.9 million for the year ended December 31, 2024 and $2.0 million for the year ended December 31, 2023.

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $563.3 million of which approximately $304.2 million begins to expire in 2027. The remaining balance can be carried forward indefinitely with utilization limited to 80% of future taxable income. The Company has general business credit carryforwards of $24.2 million as of December 31, 2024, which will begin to expire in 2027. As of December 31, 2024, the Company has state net operating loss carryforwards of $489.9 million, which will begin to expire in 2030.

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

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. The Company has included the impact of this provision, which results in a deferred tax asset of approximately $4.2 million as of December 31, 2024 and approximately $4.4 million as of December 31, 2023.

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

Unrecognized Tax Benefits

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. As of December 31, 2024, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.

KINETA, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2024	2023
	(in thousands)
Beginning balance of unrecognized tax benefits	$1,000	$828
Gross increases based on tax positions related to current year	77	172
Ending balance of unrecognized tax benefits	$1,077	$1,000

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2024 were not material. The Company does not expect its uncertain tax positions to have material impact on its consolidated financial statements within the next twelve months. All of the unrecognized tax benefits as of December 31, 2024 are accounted for as a reduction in the Company’s deferred tax assets.

The Company files federal and state income tax returns subject to varying statutes of limitations. Due to net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and state tax authorities.

13.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2024	2023
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(17,132)	$(14,099)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	12,100	11,054
Net loss per share, basic and diluted	$(1.42)	$(1.28)

1. Included in the denominator for the years ended December 31, 2024 and 2023, were 286,000 and 628,000 weighted-average shares of common stock warrants, respectively, with exercise prices of $0.001 and $0.14 issued for nominal consideration.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2024	2023
	(in thousands)
Warrants to purchase common stock	2,559	2,560
Common stock options	2,331	1,975
Vested restricted stock subject to recall	56	56
Unvested restricted stock subject to repurchase	-	8
Total	4,946	4,599

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $51,000 for the year ended December 31, 2024 and $115,000 for the year ended December 31, 2023.

14.
Related Party Transactions

Stock Purchases

Pursuant to the Settlement Agreement, on April 23, 2024, the Company issued 903,995 shares of its common stock to a company controlled by a director.

During the year ended December 31, 2023, five members of the Company’s executive management purchased 43,000 shares of the Company’s common stock on the open market and one director of the Company purchased 5,000 shares of the Company’s common stock on the open market.

KINETA, INC.

Notes to Consolidated Financial Statements

RSU Vesting

During the year ended December 31, 2024, the Company issued 5,000 shares of its common stock to members of the Company’s executive management upon vesting of restricted stock units. During the year ended December 31, 2023, the Company issued 123,000 shares of its common stock to members of the Company’s executive management and 10,000 shares to directors of the Company, upon vesting of restricted stock units.

Warrant Exercises

During the year ended December 31, 2023, the Company issued 3,000 shares of its common stock to members of the Company’s executive management and 64,000 shares to a director of the Company, upon exercise of outstanding warrants.

15.
Segment Reporting

The Company operates as a single reportable segment, which is primarily engaged in the development of next-generation immunotherapies. The Company has concluded that its President is the chief operating decision maker (“CODM”) for the year ended December 31, 2024 and its former CEO and President together were the CODM for the year ended December 31, 2023. The CODM reviews the Company’s performance and allocates resources on a consolidated basis. As a result, all financial information is disclosed in accordance with ASC 280-10 for a single reportable segment.

Basis of Presentation

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Segment information is prepared on the same basis that the CODM uses for internal management reporting.

Segment Information

The following table presents information about the Company’s segment for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
Revenue	$—	$5,442
Operating Loss	$(13,532)	$(15,723)
Segment Assets	$1,019	$10,281
Capital Expenditures	$—	$—
Depreciation and Amortization	$—	$9

KINETA, INC.

Notes to Consolidated Financial Statements

Significant Expenses:

The following table presents the Company’s significant operating expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Research and Development	General and Administrative	Total	Research and Development	General and Administrative	Total
Operating expenses:
Personnel	$920	$2,912	$3,832	$1,636	$6,719	$8,355
Facilities	94	642	736	428	934	1,362
Professional Services	—	3,175	3,175	44	2,968	3,012
Travel	31	92	123	15	185	200
Insurance and Other	68	1,055	1,123	58	1,356	1,414
Research and development - Direct	4,255	—	4,255	6,782	—	6,782
Office Expenses	19	268	287	51	323	374
Taxes	—	1	1	9	(352)	(343)
Depreciation	—	—	—	—	9	9
Total operating expenses	$5,387	$8,145	$13,532	$9,023	$12,142	$21,165

Entity-Wide Disclosures

In addition to the segment information, the Company provides entity-wide disclosures about its products and services, geographic areas, and major customers. The Company did not generate revenue for the year ended December 31, 2024 and generated license and collaboration revenue from one customer located in the United States for the year ended December 31, 2023.

The Company currently operates only in the United States and there were no long-lived assets outside of the United States as of December 31, 2024 and 2023.

16.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued to determine if they must be reported. The management of the Company determined there were no reportable subsequent events other than as described below.

Clinical Trial Funding Agreement

Subsequent to December 31, 2024, pursuant to the Clinical Trial Funding Agreement, the Company received cash of $552,000 from TuHURA to reimburse the Company for clinical trial expenses related to KVA12123 and received cash of $250,000 as a loan.

Pacira Asset Sale

On January 8, 2025, Kineta’ subsidiary, KCP, entered into an exclusivity agreement (“KCP506 Exclusivity Agreement”) with Pacira Pharmaceuticals, Inc. (“Pacira”). Pursuant to the KCP506 Exclusivity Agreement, the Company received cash of $50,000 as an exclusivity payment from Pacira in January 2025.

On February 4, 2025, KCP entered into an Asset Purchase Agreement (the “Pacira APA”) with Pacira. Under the terms of the Pacira APA, Pacira will acquire certain assets from Kineta related to the development of KCP-506. The assets being acquired include intellectual property rights, assumed contracts, permits, inventory, tangible personal property, business records, warranties, and deposits. The purchase price for these assets is $450,000, which will be paid in cash, plus the assumption of certain liabilities associated with the acquired assets. The Pacira APA stipulates that the assets will be transferred free and clear of all encumbrances. Additionally, the Pacira APA includes provisions for indemnification, confidentiality, and further assurances to facilitate the smooth transfer and continued operation of the acquired assets. The closing of the transaction is subject to customary closing conditions and is expected to occur in the first quarter of 2025. In February 2025, the Company received cash of $450,000 pursuant to the asset purchase agreement.

HCRX Asset Sale

The license agreements with each of Merck & Co., Inc., Genentech, Inc. and FAIR Therapeutics, B.V., (collectively, the “Partnered Programs”) were sold to HCRX pursuant to the HCRX Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the HCRX Agreement, Kineta will sell to HCRX all of Kineta’s rights, title and interest in and to the Partnered Programs, for a purchase price of $1.00 in cash and the right to receive 72.5% or 45%, as applicable, of any milestone or royalty payments payable to Kineta pursuant to the Partnered Programs for a period not to exceed six years.

KINETA, INC.

Notes to Consolidated Financial Statements

GigaGen

VISTA Agreement Third Amendment

On January 29, 2025, Kineta and GigaGen entered into the Third Amendment to Option and License Agreement (the “Third Amendment to VISTA Agreement”) to, among other things, amend the development and regulatory milestone payments under the VISTA Agreement. Pursuant to the Third Amendment to VISTA Agreement, GigaGen is eligible to receive approximately $20.3 million in development and regulatory milestone payments, including payments previously paid by Kineta.

CD27 Asset Transfer

GigaGen and Kineta entered into a Termination and Mutual Release Agreement, effective January 29, 2025, to terminate their existing CD27 Agreement. The termination is mutually agreed upon and is not due to any fault or breach by either party. GigaGen waived all accrued fees amounting to $180,000 and any future payments from Kineta. Kineta assigned all rights to its sole and joint inventions and patents related to the CD27 program back to GigaGen and transferred all related data and regulatory filings. Both parties released each other from any claims related to the CD27 Agreement and agreed to maintain confidentiality and cooperate in perfecting the transfer of intellectual property.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the audits of our financial statements for the years ended December 31, 2024 and 2023, our management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified for the year ended December 31, 2024 relates to the accounting for the exclusivity payments related to a business combination. There were also material weaknesses identified in prior periods accounting for (i) complex financial instruments related to the derivative asset, (ii) allocated facilities costs, (iii) complex financial instruments related to warrants issued to certain existing stockholders and (iv) offering costs, which all remain unremediated.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that as of December 31, 2024, our internal control over financial reporting is not effective based on the material weaknesses identified above.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 116 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

2.4++

Agreement and Plan of Merger, dated December 11, 2024, by and among TuHURA, Kineta, the Merger Subs and the Stockholders Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 12, 2024 and incorporated herein by reference).

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

10.44

Second Amendment to Option and License Agreement (CD27), dated as of December 21, 2022, by and between Gigagen, Inc. and the Company (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-37695) as filed with the SEC on August 11, 2023 and incorporated herein by reference).

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

10.63#

Separation Agreement by and between Kineta, Inc. and Shawn Iadonato, Ph.D., dated March 1, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on February 29, 2024 and incorporated herein by reference).

10.64#

Separation Agreement by and between Kineta, Inc. and Pauline Kenny, dated March 1, 2024 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on February 29, 2024 and incorporated herein by reference).

10.65

Settlement Agreement and Mutual Release, dated as of April 22, 2024, by and between Kineta, Inc. and RLB Holdings, Connecticut, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on April 24, 2024 and incorporated herein by reference).

10.66

Exclusivity and Right of First Offer Agreement, dated as of July 3, 2024, by and between Kineta, Inc. and TuHURA Biosciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on July 8, 2024 and incorporated herein by reference).

10.67

Settlement Agreement, dated as of September 13, 2024, by and between Kineta, Inc. and ARE-SEATTLE No.17, LLC. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37695) as filed with the SEC on November 6, 2024 and incorporated herein by reference).

10.68++

CTF Agreement, dated December 11, 2024, by and between TuHURA and Kineta (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 12, 2024 and incorporated herein by reference).

10.69

Form of TuHURA Support Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 12, 2024 and incorporated herein by reference).

10.70

Form of Kineta Support Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 12, 2024 and incorporated herein by reference).

10.71	Form of Lock-Up Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 12, 2024 and incorporated herein by reference).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of Kineta, Inc.
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Compensation Recovery Policy approved on September 6, 2023 and effective as of October 2, 2023 (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-37695) as filed with the SEC on March 21, 2024 and incorporated herein by reference and incorporated herein by reference).

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

Kineta, Inc.

Date: March 6, 2025	By:	/s/ Craig Philips
Craig Philips
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Philips	President	March 6, 2025
Craig Philips	(Principal Executive Officer)

/s/ Keith A. Baker	Chief Financial Officer	March 6, 2025
Keith A. Baker	(Principal Financial Officer)

/s/ David Arkowitz	Director	March 6, 2025
David Arkowitz

/s/ Raymond Bartoszek	Director	March 6, 2025
Raymond Bartoszek

/s/ Kimberlee Drapkin	Director	March 6, 2025
Kimberlee Drapkin

/s/ Scott Dylla	Director	March 6, 2025
Scott Dylla

/s/ Marion R. Foote	Director	March 6, 2025
Marion R. Foote

/s/ Shawn Iadonato	Director	March 6, 2025
Shawn Iadonato

/s/ Richard Peters	Director	March 6, 2025
Richard Peters