Form 10-K/A
period 2024-12-31
KINETA, INC./DE
filed 2025-04-29
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 25, 2025 was 13,540,355.

EXPLANATORY NOTE

Kineta, Inc. (“we,” “us,” “our,” “Kineta,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 6, 2025. We are filing this Amendment to, among other things, present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G. (3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•
On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2025 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;

•
To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting; and

•
To file new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.3 and 31.4 to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

i

Table of Contents

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accounting Fees and Services	22

PART IV
Item 15.	Exhibits, Financial Statement Schedules	23

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to our executive officers and non-employee directors as of April 25, 2025.

Name	Age	Position(s)
Executive Officers:
Craig W. Philips	65	President and Secretary
Keith A. Baker	58	Chief Financial Officer and Treasurer
Thierry Guillaudeux, Ph.D.	58	Chief Scientific Officer
Non-Employee Directors:
Shawn Iadonato, Ph.D.	55	Director
Richard Peters M.D., Ph.D.(3)(4)	62	Director
David Arkowitz(1)(3)	63	Director
Raymond Bartoszek(2)	60	Director
Kimberlee C. Drapkin, CPA(1)(2)	57	Director
Scott Dylla, Ph.D.(2)	50	Director
Marion R. Foote(1)	79	Director

(1) Member of our Audit Committee.

(2) Member of our Compensation Committee.

(3) Member of our Nominating and Corporate Governance Committee.

(4) Lead independent director.

Executive Officers

Craig W. Philips, M.B.A. Mr. Philips has served as our President since the completion of the Merger with Yumanity Therapeutics, Inc. which closed on December 16, 2022 (the “Yumanity Merger”) and as our Secretary since March 2024. He served as the President of Kineta Operating from January 2018 until the completion of the Yumanity Merger. Prior to that role, he served as the Chief Operating Officer of KPI Therapeutics, Inc., a former subsidiary of Kineta Operating, from 2016 to December 2017 and as Executive Vice President from 2014 to 2015. Prior to joining Kineta Operating in 2013, Mr. Philips was President of CTI BioPharma Corp., a clinical and commercial stage oncology company. Previously, Mr. Philips held strategic and operational leadership roles at leading biopharmaceutical companies, including Bristol Myers Squibb Company, Schering-Plough Corporation (now Merck & Co., Inc.) and Bayer Corporation. Mr. Philips is a co-founder of Abacus Bioscience Inc., a biotech company focused on developing novel immunotherapeutic treatments for managing cancer and antiviral diseases (“Abacus Bioscience”), PVP Biologics Inc., a biopharmaceutical company focused on developing an oral enzyme for the treatment of celiac disease (acquired by Takeda Pharmaceutical Company Limited), and TransCellular Therapeutics Inc., a biopharmaceutical company focused on developing novel protein-based therapies to treat rare inherited diseases. He has served as a member of the board of directors of Abacus Bioscience since 2015, as a member of the board of directors of Life Science Washington, a non-profit organization serving the life sciences industry, since January 2015. In addition, Mr. Philips served as a member of the board of directors of CBI Co. from June 2021 to June 2022. Mr. Philips was previously an Entrepreneur-in-Residence at the University of Washington from December 2012 to December 2017 and a commercial advisor to the Fred Hutchinson Cancer Research Center from January 2017 to July 2019. He holds a B.S. in Business Administration and an M.B.A. from The Ohio State University.

Keith A. Baker. Mr. Baker has served as our Chief Financial Officer since the completion of the Yumanity Merger and as our Treasurer since March 2024. He served as the Chief Financial Officer of Kineta Operating from October 2022 until the completion of the Yumanity Merger. From February 2016 to October 2022, Mr. Baker served as the chief financial officer consultant at Baker CFO, LLC, where he provided businesses with chief financial officer consulting services. In this capacity, he worked with public and private companies on acquisitions, forecasting, due diligence, modelling and international operations. He previously served as the Chief Financial Officer of Element Data, Inc., a decision intelligence technology firm, from April 2017 to December 2019. He began his career with Deloitte and Touche LLP in 1992. Mr. Baker holds a B.S. in Accounting from Central Washington University.

Thierry Guillaudeux, Ph.D. Dr. Guillaudeux has served as our Chief Scientific Officer since the completion of the Yumanity Merger. He served as the Chief Scientific Officer of Kineta Operating from June 2022 until the completion of the Yumanity Merger. Dr. Guillaudeux previously served as Kineta’s Executive Vice President from February 2022 to June 2022, as its Senior Vice President, Immuno-oncology from November 2020 to February 2022, as its Vice President, Immuno-oncology from December 2019 to October 2020 and as its Vice President, Discovery Research from September 2019 to December 2019. Prior to joining Kineta in September 2019, Dr. Guillaudeux served as an Associate Professor at the University of Rennes 1 from September 1997 to September 2019. He also headed a research laboratory at the French National Institute of Health from January 2012 to September 2019 and served as a Vice President of Technology Transfer at the University of Rennes from April 2008 to September 2019. Dr. Guillaudeux previously served as a board member of SATT Ouest Valorisation and IRT bcom, two French technology companies, from July 2010 to September 2019 and from June 2016 to September 2019, respectively. Dr. Guillaudeux holds B.S. and M.S. degrees in Cellular Biology and a Ph.D. in Immuno-Oncology from the University of Rennes. He achieved his post-doctorate at the Fred Hutchinson Cancer Research Center.

Non-employee Directors

Shawn P. Iadonato, Ph.D. Dr. Iadonato has served as the Chair of our Board of Directors since the completion of the Yumanity Merger. Dr. Iadonato previously served as our Chief Executive Officer since the completion of the Yumanity Merger until March 2024. Dr. Iadonato co-founded Kineta Operating, where he served as its Chief Executive Officer from January 2016 until the completion of the Yumanity Merger and as its Chief Scientific Officer from 2008 to December 2015. Dr. Iadonato served on the board of directors of Kineta Operating from 2007 until the completion of the Yumanity Merger. Dr. Iadonato has served as the managing partner of two of Kineta’s subsidiaries, Kineta Chronic Pain LLC and Kineta Viral Hemorrhagic Fever LLC, since 2016. He served as a member of the board of directors of CBI Co. Ltd., a Korea-based company engaged in the manufacture and sale of automotive parts (“CBI Co.”), from June 2021 to June 2022. Prior to co-founding Kineta, Dr. Iadonato co-founded and served as the Chief Scientific Officer of Illumigen Biosciences, Inc., a genomics-driven drug development company acquired by Cubist Pharmaceuticals Inc., from 2000 to 2007. Previously, Dr. Iadonato managed the Human Genome Center at the University of Washington. He is co-inventor on 49 issued U.S. and foreign patents. In addition, he is Principal Investigator or Co-Investigator on numerous government grants and contracts. Dr. Iadonato holds a B.A. in Biology from the University of Pennsylvania and a Ph.D. in Genetics from the University of Washington. We believe that Dr. Iadonato’s extensive executive, managerial and strategic business experience with life sciences companies provide him with the qualifications to serve as a member of our Board of Directors.

David Arkowitz. Mr. Arkowitz has served as a member of our Board of Directors since the completion of the Yumanity Merger. He served on the board of directors of Yumanity from December 2020 to December 2022, and he served as a member of its Audit Committee and Nominating and Corporate Governance Committee from December 2020 to December 2022. He previously served on the board of directors of Proteostasis Therapeutics, Inc. (“Proteostasis”) from March 2019 to December 2020. Mr. Arkowitz served as Chief Financial Officer and Head of Business Development of Seres Therapeutics, Inc. (Nasdaq: MCRB) (“Seres”) from June 2021 until his retirement in March 2024. For the six-month period following his retirement, Mr. Arkowitz provides consulting and advisory services to Seres. From May 2018 to May 2021, Mr. Arkowitz served as the Chief Financial Officer of Flexion Therapeutics, Inc. From September 2013 to May 2018, Mr. Arkowitz served as Chief Operating Officer and Chief Financial Officer at Visterra, Inc. (acquired by Otsuka Pharmaceutical Co.), where he led the finance, business development, corporate planning and other functions. Mr. Arkowitz was Chief Financial Officer and General Manager at Mascoma Corporation (acquired by Lallemand Inc.) from June 2011 to September 2013. Previously, Mr. Arkowitz served as Chief Financial Officer and Chief Business Officer at AMAG Pharmaceuticals, Inc., and Chief Financial Officer of Idenix Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.). Prior to Idenix, Mr. Arkowitz spent more than 13 years at Merck & Co., Inc. where he held roles of increasing responsibility, including Vice President and Controller of the U.S. Human Health division and Controller of the Global Research and Development division, and Chief Financial Officer of the Canadian subsidiary. Mr. Arkowitz served on the board of directors of F-Star Therapeutics, Inc., where he also served as the chair of the audit committee and a member of the compensation committee. Mr. Arkowitz earned a B.A. in Mathematics from Brandeis University and an M.B.A. in Finance from Columbia University Business School. We believe that Mr. Arkowitz’s extensive financial and operational life sciences experience provide him with the qualifications to serve as a member of our Board of Directors.

Raymond Bartoszek, M.B.A. Mr. Bartoszek has served as a member of our Board of Directors since the completion of the Yumanity Merger and previously served as a member of the board of directors of Kineta Operating from 2016 until the completion of the Yumanity Merger. Mr. Bartoszek founded RLB Holdings, LLC (“RLB Holdings”), an investment firm, in January 2011 and serves as the firm’s managing general partner. He previously served as the managing director of Glencore Limited, a global natural resource company, from 1997 to 2010. Mr. Bartoszek currently serves as a director of multiple private companies in the industrial and consumer discretionary sectors. Mr. Bartoszek holds a B.S. in Marine Engineering and Marine Transportation from the U.S. Merchant Marine Academy and an M.B.A. from Rensselaer Polytechnic Institute. We believe that Mr. Bartoszek’s extensive financial expertise and broad-based leadership experience across multiple industries provide him with the qualifications to serve as a member of our Board of Directors.

Richard Peters, M.D., Ph.D. Dr. Peters has served as a member of our Board of Directors since the completion of the Yumanity Merger. Dr. Peters served as the President, Chief Executive Officer and a member of the board of directors of Yumanity from December 2020 until the closing of the Yumanity Merger. Dr. Peters has served as the President, Chief Executive Officer and a member of the board of directors of Yumanity, Inc. since September 2019. Dr. Peters previously served as the President and Chief Executive Officer and a member of the board of directors of Merrimack Pharmaceuticals, a biopharmaceutical company, from February 2017 to June 2019. Previously, Dr. Peters served in various capacities at Sanofi Genzyme, a global pharmaceutical company since 2008, including as Senior Vice President, Head of Global Rare Diseases Business Unit since January 2015, Vice President, Strategy Development Officer, U.S. Rare Disease Unit from May 2014 to December 2014, Vice President, Division Medical Officer, Global Oncology Division from 2011 to May 2014, and Vice President, Head of Global and U.S. Medical Affairs, Hematology and Transplant from 2008 to 2011. Prior to Sanofi Genzyme, Dr. Peters held medical affairs roles at Onyx Pharmaceuticals, Inc. and Amgen Inc., both pharmaceutical companies, and was a co-founder and Chief Executive Officer of Mednav, Inc., a private healthcare information technology company. Dr. Peters has served on the board of directors of Aprea Therapeutics, Inc. (Nasdaq: APRE), a biopharmaceutical company since June 2020 and as chair of the compensation committee since September 2020 and as chairman of the board of directors since August 2023. At Pharming Group N.V., a global biopharmaceutical company, Dr. Peters has served as the chairman of the board of directors since September 2023. Dr. Peters has been an active founder, angel investor, and board member of several biotechnology start-ups. Dr. Peters has also served on the faculty at Harvard Medical School/Massachusetts General Hospital. Dr. Peters holds an M.D. and a Ph.D. in pharmacology from the Medical University of South Carolina and a B.S. from the College of Charleston. We believe that Dr. Peters’ extensive industry knowledge and experience in research and development provide him with the qualifications to serve as a member of our Board of Directors.

Kimberlee C. Drapkin. Ms. Drapkin has served as a member of our Board of Directors since July 2023. Ms. Drapkin also served as the president and chief executive officer of Lenz Therapeutics, Inc. (formerly known as Graphite Bio, Inc.) (Nasdaq: LENZ) from August 2023 through March 2024. She serves as a member of Lenz’s board of directors since July 2023. Ms. Drapkin has over 25 years of experience working with private and publicly traded biotechnology and pharmaceutical companies, including building and leading finance functions, raising capital, and leading strategic financial planning. Moreover, Ms. Drapkin was the CFO at Jounce Therapeutics, Inc., a position she held since the company’s inception, playing a key role in building Jounce’s financial infrastructure. Prior to joining Jounce, Ms. Drapkin owned a financial consulting firm where she served as the interim CFO for numerous early-stage biotechnology companies. Previously, she was the CFO at EPIX Pharmaceuticals, Inc. and also spent ten years in roles of increasing responsibility within the finance organization at Millennium Pharmaceuticals, Inc. Her career began in the technology and life sciences practice at PriceWaterhouseCoopers LLP. Ms. Drapkin served as a member of Yumanity Therapeutics, Inc.’s board of directors since the completion of the merger of Proteostasis Therapeutics, Inc. and Yumanity, Inc. and previously served on the board of directors of Proteostasis. She currently serves on the board of directors of Acumen Pharmaceuticals, Inc. (Nasdaq: ABOS) and Imugene Limited (ASX: IMU), where she chairs the audit committee at both companies. Ms. Drapkin holds a B.S. in accounting from Babson College.

Scott Dylla, Ph.D. Dr. Dylla has served as a member of our Board of Directors since July 2023. He is currently an entrepreneur, investor and advisor of early-stage biotech companies. Dr. Dylla currently serves as the chairman of the board of Chimera Bioengineering and as a board member of 3D Bio Holdings LLC and Aspera Biomedicines, Inc. Previously, Dr. Dylla served as a Vice President of Research and Development at AbbVie Inc. (NYSE: ABBV), functioning also as the Chief Scientific Officer of the Stemcentrx division in South San Francisco, CA until July 2018. He co‐founded Stemcentrx in 2008, growing the company to 160 employees with numerous clinical assets launched by 2016 when the company was acquired by AbbVie for $6.2 billion. Prior to founding Stemcentrx in 2008, Dr. Dylla was one of the first scientists at OncoMed Pharmaceuticals, Inc., where he spearheaded the identification and characterization of solid tumor cancer stem cells (CSC), and led seminal work to identify colorectal CSC and demonstrate their resistance to chemotherapy. Dr. Dylla received his B.S. in Biochemistry & Molecular Biology from the University of Minnesota, Duluth, a Master’s Degree in Molecular Pathobiology from the University of Alabama, Birmingham, and his doctorate in Immunology & Cancer Biology from the University of Minnesota. Dr. Dylla trained as a postdoctoral scholar at Stanford University with stem cell pioneer, Dr. Irving Weissman, and in 2005 was recognized by the British Council as one of eight outstanding young US‐based researchers in the field of stem cell biology.

Marion R. Foote, M.B.A. Ms. Foote has served as a member of our Board of Directors since the completion of the Yumanity Merger and previously served as a member of the board of directors of Kineta Operating from July 2017 until the completion of the Yumanity Merger. Ms. Foote served on the board of directors of Avalara, Inc., a leading provider of sales, use and value-added tax calculation and filing services, from May 2011 until October 2022, and she served as chair of the audit committee of Avalara, Inc. from 2017 to 2022. In addition, she currently serves as a director of multiple private companies in the financial services, life sciences and technology sectors. Ms. Foote has also served as an independent business advisor since January 2012. From January 2005 to December 2011, Ms. Foote served as a partner at Novantas, LLC, a management consulting firm focused on the financial industry (“Novantas’”), following the merger of her firm, Randolph Partners, with Novantas. Prior to establishing Randolph Partners in 1998, Ms. Foote served as Group Executive Vice President and Chief Marketing Officer for Bank of America’s Retail Bank. Ms. Foote previously served as a member of the board of directors of DLJdirect, a brokerage services company (now part of E*Trade Financial Corporation), from January 2000 to November 2001 and Cascade Financial Corporation/Cascade Bank (now part of Pacific Premier Bank), a commercial banking company, from April 2010 to June 2011. Ms. Foote holds a B.A. in Economics and Math from Smith College and an M.B.A. from Harvard Business School. We believe that Ms. Foote’s significant experience as a director on public company boards, her marketing and financial expertise, her work in customer analytics and her extensive experience in financial services provide her with the qualifications to serve as a member of our Board of Directors.

Board and Committee Matters

Board Composition. Our Board of Directors is divided into three classes. One class is elected each year at the annual meeting of stockholders for a term of three years. Vacancies on the Board of Directors are filled exclusively by the affirmative vote of a majority of the remaining directors, even if less than a quorum is present, and not by stockholders. A director elected by the Board of Directors to fill a vacancy in a class shall hold office for the remainder of the full term of that class, and until the director’s successor is duly elected and qualified or until his or her earlier resignation, death, or removal.

The Board of Directors presently has seven members and is divided into the following classes:

•
Class I, which consists of Shawn Iadonato, Ph.D. and Richard Peters, M.D., Ph.D., whose terms will expire at our annual meeting of stockholders to be held in 2025;
•
Class II, which consists of David Arkowitz and Raymond Bartoszek, whose terms will expire at our annual meeting of stockholders to be held in 2026; and
•
Class III, which consists of Raymond Bartoszek, Kimberlee C. Drapkin and Scott Dylla, Ph.D., whose terms will expire at our annual meeting of stockholders to be held in 2027.

Board Leadership and Independence. Our Board of Directors has determined that all members of the Board of Directors, except Dr. Iadonato, are independent, as determined in accordance with the rules of The Nasdaq Stock Market, LLC (“Nasdaq”). In making such independence determination, the Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors, director nominees or executive officers.

Board Leadership Structure. Through March 1, 2024, the positions of our Chair of the Board of Directors and Chief Executive Officer were combined and held by Dr. Iadonato. Effective March 1, 2024, as part of the reduction in workforce plan, Dr. Iadonato’s employment as Chief Executive Officer was terminated, but he continues to serve as the Chair of the Board of Directors. While Dr. Iadonato no longer holds the positions of our Chair of the Board of Directors and Chief Executive Officer, we believed this structure was appropriate when he was serving as our Chief Executive Officer because of the efficiencies achieved in combining the two offices, and because the detailed knowledge of our business that the Chief Executive Officer possessed greatly enhanced the decision-making processes of the Board of Directors as a whole. The Board of Directors does not have a fixed policy regarding the combination or separation of the offices of Chair of the Board of Directors and Chief Executive Officer. The Board of Directors believes that it should maintain the flexibility to combine or separate these offices in the future if deemed to be in the best interests of the Company.

Dr. Iadonato is not considered to be “independent” under the listing requirements of Nasdaq. Because the Chair of the Board of Directors is not an independent director, our Board of Directors appointed Dr. Peters to serve as our lead independent director. As lead independent director, Dr. Peters presides over periodic meetings of our independent directors, serves as a liaison between the Chair of the Board of Directors and the independent directors and performs such additional duties as the Board of Directors may otherwise determine and delegate.

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, employees, including our President, Chief Financial Officer and any persons performing similar functions, and designated contracts and consultants of the Company. The current version of the Code of Business Conduct and Ethics is available on our website under the heading “Investors – Corporate Governance.” A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: Kineta, Inc. at 7683 SE 27th Street, Suite 481, Mercer Island, Washington 98040, Attention: Compliance Officer. We intend to disclose any amendment or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions, by posting such information on our website and/or in our public filings with the SEC.

Corporate Governance Guidelines. The Board of Directors has adopted corporate governance guidelines to assist and guide its members in the exercise of its responsibilities. These guidelines should be interpreted in accordance with any requirements imposed by applicable federal or state law or regulation, Nasdaq rules and our certificate of incorporation and bylaws. Our corporate governance guidelines are available on our website under the heading “Investors – Corporate Governance.” Although these corporate governance guidelines have been approved by the Board of Directors, it is expected that these guidelines will evolve over time as customary practice and legal requirements change. In particular, guidelines that encompass legal, regulatory or exchange requirements as they currently exist will be deemed to be modified as and to the extent that such legal, regulatory or exchange requirements are modified. In addition, the guidelines may also be amended by the Board of Directors at any time as it deems appropriate.

Insider Trading Policy and Policy Against Hedging and Pledging. The Board of Directors has adopted an insider trading policy that prohibits our officers, directors, employees and designated contractors and consultants from engaging in certain prohibited transactions, including: engaging in short sales of the Company’s securities; trading in derivates of the Company’s securities; purchasing any financial instrument (such as prepaid variable forward contracts, equity swaps, collars or exchange funds) or otherwise engaging in any transactions that hedge or offset any decrease in the market value of the Company’s securities or limit the ability to profit from an increase in the market value of the Company’s securities; and holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan unless the pledge has been approved by the Compliance Officer. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. The foregoing summary of our insider trading policy does not purport to be complete and is qualified by reference to the full text of such policy, a copy of which can be found as Exhibit 19 to the Original Form 10-K.

Board of Directors Meetings. In 2024, our Board of Directors held five meetings. The directors regularly hold executive sessions at meetings of the Board of Directors. During 2024, each of the directors then in office attended at least 75% of the aggregate of all meetings of the Board of Directors and all committees of the Board of Directors on which such director served (during the period that such director served). Our Corporate Governance Guidelines provide that members of our Board of Directors are invited and encouraged to attend each annual meeting of stockholders. All of directors then in office, other than Mr. Arkowitz, attended the annual meeting of the stockholders held virtually in June 2024.

Stockholder Communications. Any stockholder wishing to communicate with our Board of Directors, a particular director or the chair of any committee of the Board of Directors may do so by sending written correspondence to our principal executive offices, to the attention of the Chair of the Nominating and Corporate Governance Committee. All such communications will be delivered to the Board of Directors or the applicable director or committee chair.

Committees of our Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below.

Audit Committee. During 2024, our Audit Committee was comprised of Marion R. Foote (Chair), David Arkowitz and Kimberlee C. Drapkin. Our Board of Directors has determined that each member of the Audit Committee meets the requirements for independence and financial literacy under SEC rules and Nasdaq listing standards. Our Board of Directors has designated Ms. Foote as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

The Audit Committee’s responsibilities include, among other things:

•
appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;
•
reviewing the adequacy of our system of internal controls and the disclosure regarding this system of internal controls contained in our periodic filings;
•
pre-approving all audit and permitted non-audit services and related engagement fees and terms for services provided by our independent auditors;
•
reviewing with our independent auditors their independence from management;
•
reviewing, recommending, and discussing various aspects of the financial statements and reporting of the financial statements with management and our independent auditors; and
•
establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters.

The Audit Committee held four meetings in 2024. The Audit Committee operates under a written charter that satisfies the applicable SEC rules and Nasdaq listing standards. A copy of the Audit Committee charter is available on our website www.kinetabio.com under the heading “Investors – Corporate Governance.”

Compensation Committee. During 2024, our Compensation Committee was comprised of Raymond Bartoszek (Chair), Kimberlee C. Drapkin and Scott Dylla, Ph.D. Our Board of Directors has determined that each member of the Compensation Committee meets the requirements for independence and financial literacy under SEC rules and Nasdaq listing standards.

The Compensation Committee’s responsibilities include, among other things:

•
setting the compensation of our Chief Executive Officer and, in consultation with our Chief Executive Officer, reviewing and approving the compensation of our other executive officers;
•
reviewing on a periodic basis and making recommendations to the Board of Directors regarding non-employee director compensation;
•
administering any cash and equity-based incentive plans that are stockholder-approved or where participants include our executive officers and directors;
•
approving employment agreements, offers of employment and certain other elements of compensation and benefits provided to the Chief Executive Officer and other executive officers; and
•
providing oversight of and recommending improvements to our overall compensation and incentive plans and benefit programs.

The Compensation Committee held four meetings in 2024. The Compensation Committee operates under a written charter adopted by the Board of Directors, which is available on our website at www.kinetabio.com under the heading “Investors — Corporate Governance.”

Our Compensation Committee reviews and approves the compensation to be paid to our Chief Executive Officer (as applicable) and our other executive officers. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer (as applicable) for all executives other than the Chief Executive Officer. In 2024, the Compensation Committee retained the services of Radford (“Radford”), which is part of the Rewards Solutions practice at Aon plc, as the Compensation Committee’s source for independent compensation data. Radford has advised the Board of Directors and the Compensation Committee on certain compensation matters and decisions. Radford served at the discretion of the Compensation Committee and did not provide any other services to the Company during fiscal year 2024 other than those for which they were engaged by the Compensation Committee. Our Compensation Committee requires that its compensation consultants be independent of Company management and performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. Our Compensation Committee has determined that Radford is independent and that their respective work has not raised any conflicts of interest.

Nominating and Corporate Governance Committee. During 2024, the Nominating and Corporate Governance Committee was comprised of Richard Peters, M.D., Ph.D. (Chair) and David Arkowitz. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee meets the requirements for independence and financial literacy under SEC rules and Nasdaq listing standards.

The Nominating and Corporate Governance Committee’s responsibilities include:

•
identifying, evaluating, and making recommendations to the Board regarding nominees for election to the Board and its committees;
•
developing and making recommendations to the Board regarding our Corporate Governance Guidelines;
•
overseeing our corporate governance practices;
•
reviewing our Code of Business Conduct and Ethics and approve any amendments or waivers; and
•
overseeing the evaluation and the performance of the Board and individual directors.

The Nominating and Corporate Governance Committee held one meeting in 2024. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which is available on our website www.kinetabio.com under the heading “Investors – Corporate Governance.”

The Nominating and Corporate Governance Committee considers candidates for Board of Director membership suggested by its members and the Chief Executive Officer (as applicable). Additionally, in selecting nominees for directors, the Nominating and Corporate Governance Committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by the Board of Directors. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described under the heading “Stockholder Recommendations.” The Nominating and Corporate Governance Committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our bylaws relating to stockholder nominations as described under the heading “Stockholder Recommendations.

Identifying and Evaluating Director Nominees. The Board of Directors delegates the selection and nomination process to the Nominating and Corporate Governance Committee, who shall identify and evaluate candidates to serve as directors of the Company (consistent with criteria approved by the Board).

Generally, the Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates. Once candidates have been identified, the Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and

Corporate Governance Committee. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board of Directors. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the Board of Director’s approval as director nominees for election to the Board of Directors.

Minimum Qualifications. The Nominating and Corporate Governance Committee will consider, among other things, the following qualifications, skills and attributes when recommending candidates for the Board of Director’s selection as nominees for the Board of Directors and as candidates for appointment to the Board of Director’s committees. The nominee shall have the highest personal and professional integrity, shall have demonstrated exceptional ability and judgment, and shall be most effective, in conjunction with the other nominees to the Board of Directors, in collectively serving the long-term interests of the stockholders.

In evaluating proposed director candidates, the Nominating and Corporate Governance Committee may consider, in addition to the minimum qualifications and other criteria for Board of Directors membership approved by the Board of Directors from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the proposed director candidate, his or her depth and breadth of professional experience or other background characteristics, factors such as character, integrity, judgment, diversity and length of service, his or her independence and the needs of the Board of Directors. We have no formal policy regarding board diversity, although both the Nominating and Corporate Governance Committee and the Board of Directors consider diversity when identifying and evaluating proposed director candidates, including diversity of backgrounds and personal and professional experiences.

Stockholder Recommendations. Stockholders may submit recommendations for director candidates to the Nominating and Corporate Governance Committee by sending the individual’s name and qualifications to our Corporate Secretary at Kineta, Inc., 7683 SE 27th Street, Suite 481, Mercer Island, Washington 98040, who will forward all recommendations to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Stockholder Communications. The Board of Directors provides to every stockholder the ability to communicate with the Board of Directors, as a whole, and with individual directors on the Board of Directors through an established process for stockholder communication. For a stockholder communication directed to the Board of Directors as a whole, stockholders may send such communication to the attention of the Chair of the Board of Directors via U.S. Mail or Expedited Delivery Service to Kineta, Inc., 7683 SE 27th Street, Suite 481, Mercer Island, Washington 98040, Attention: Chair of the Board of Directors.

For a stockholder communication directed to an individual director in his or her capacity as a member of the Board of Directors, stockholders may send such communication to the attention of the individual director via U.S. Mail or Expedited Delivery Service to: Kineta, Inc., 7683 SE 27th Street, Suite 481, Mercer Island, Washington 98040 Attention: Name of Individual Director.

We will forward by U.S. Mail any such stockholder communication to each director, and the Chair of the Board of Directors in his or her capacity as a representative of the Board of Directors, to whom such stockholder communication is addressed to the mailing address specified by each such director and the Chair of the Board of Directors, unless there are safety or security concerns that mitigate against further transmission.

Risk Oversight. Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board of Directors performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of the Company, our Board of Directors addresses the primary risks associated with those operations and corporate functions. In addition, our Board of Directors reviews the risks associated with the Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight. Throughout the year, senior management reviews these risks with the Board of Directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Each of the committees of our Board of Directors also oversees the management of our risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee is responsible for overseeing our major financial and cyber-security risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. The Board of Directors does not believe that its role in the oversight of our risks adversely affects the leadership of the Board of Directors.

In carrying out their risk oversight functions, the Board of Directors and its committees routinely request and review management updates, reports from the independent auditors and legal and regulatory advice from outside experts, as appropriate, to assist in discerning and managing important risks that may be faced by us. The Board of Directors is committed to continuing to ensure and evolve its risk oversight practices as appropriate given the stage of our evolution as a biopharmaceutical company and the fast-paced changes of the life sciences industry. The Board of Directors has oversight over the monitoring and identification of risks to our Company and the actions we are taking to mitigate risks related to health-related matters.

Board Oversight of Cybersecurity Risk. Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board of Directors and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging material cybersecurity threat risks, and describing the Company’s ability to mitigate those risks, and discusses such matters with certain members of management, which include our CFO and President. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board of Directors meeting discussions of important matters like risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Item 11. Executive Compensation.

Executive Compensation

This section provides information regarding the total compensation awarded to, earned by, or paid to during the years ended December 31, 2023 and 2024 to (1) each individual who served as Kineta’s principal executive officer, (2) Kineta’s two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2024 and were serving as executive officers as of such date, and (3) up to two individuals who would otherwise be included in (2) above but for the fact that such individual was not serving as Kineta’s executive officer as of December 31, 2024. Kineta refers to these individuals in this Amendment as Kineta’s named executive officers or NEOs.

Kineta’s named executive officers for 2024 who appear in the Summary Compensation Table are:

•
Shawn Iadonato, Ph.D., Chair of the Board of Directors;
•
Craig W. Philips, President; and
•
Keith A. Baker, Chief Financial Officer.

To date, the compensation of Kineta’s named executive officers has consisted of a combination of base salary, bonuses and long-term incentive compensation in the form of stock options and RSUs. Kineta’s named executive officers, like all full-time employees, are eligible to participate in Kineta’s health and welfare benefit plans.

Equity Award Timing Policies and Practices

We do not take material nonpublic information into account when determining the grant timing and terms of equity awards, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. We do not have a formal policy with respect to the timing of our equity award grants. During the last completed fiscal year, the Company did not award any stock options to any of its named executive officers in any period beginning four business days prior to the filing of a periodic report on Form 10-Q, Form 10-K or current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing of such Form 10-Q, Form 10-K or Form 8-K.

2024 Summary Compensation Table

The following table presents information regarding the compensation awarded to, earned by, and paid to each individual who served as one of Kineta’s named executive officers for services rendered to Kineta in all capacities during the fiscal year ended December 31, 2024. Dr. Iadonato’s employment with Kineta was terminated effective March 1, 2024. As part of the separation from Kineta, he entered into a consulting agreement with Kineta. Dr. Iadonato continues to serve as Chairman of Board of Directors.

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
				Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)(2)	($)(3)	Earnings ($)	($)(4)	Total ($)
Shawn Iadonato, Ph.D.	2024	115,385		-	22,919	250,000		619,968	1,008,272
Chairman of the Board; Former Chief Executive Officer and Director	2023	448,077	-	-	565,379	250,000	-	20,190	1,283,646
Craig W. Philips	2024	400,000		-	19,087	160,000		16,209	595,296
President	2023	362,729	-	-	451,733	160,000	-	18,942	993,404
Keith A. Baker	2024	350,000		-	19,087	140,000		14,363	523,450
Chief Financial Officer	2023	332,692	-	-	327,946	140,000	-	13,054	813,692

(1)
The amounts reported represent the aggregate grant date fair value of RSUs granted to the named executive officers during the 2024 and 2023 fiscal years, calculated in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 2 to Kineta’s financial statements included in Kineta’s 2024 Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the RSUs and does not correspond to the actual economic value that may be received upon settlement of the RSUs or any sale of any of the underlying shares of common stock.
(2)
The amounts reported represent the aggregate grant date fair value of stock options awarded to the named executive officers during the 2024 and 2023 fiscal years, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 2 to Kineta’s financial statements included in Kineta’s 2024 Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the stock options and does not correspond to the actual economic value that may be received upon exercise of the stock options or any sale of any of the underlying shares of common stock.
(3)
The amounts in this column represent the amount of compensation earned by the named executive officers under the applicable annual performance-based bonus program during each fiscal year.
(4)
Other compensation reflects Kineta contribution to life insurance and company matching 401(k) contributions and, with respect to Dr. Iadonato, a consulting fee payment that was earned as of December 31, 2024.

Narrative Disclosure to Summary Compensation Table

Executive Compensation Elements

The following describes the material terms of the elements of Kineta’s executive compensation program during 2024.

Annual Base Salary

The Board of Directors and Compensation Committee recognize the importance of base salary as an element of compensation that helps to attract and retain the named executive officers. Kineta provides a base salary as a fixed source of income for Kineta’s named executive officers for the services they provide to Kineta during the year, which allows Kineta to maintain a stable executive team.

The base salaries for Kineta’s named executive officers in effect for the year ended December 31, 2024 were as follows: $400,000 for Mr. Philips and $350,000 for Mr. Baker.

Annual Cash Incentive

Kineta also provides Kineta’s named executive officers with annual performance-based cash bonus opportunities, calculated based upon the achievement of specified corporate goals, with each executive officer being assigned a corporate and individual goal weighting. For fiscal year 2024, each executive officer was assigned a target bonus opportunity, which is reflected as a percentage of that individual’s 2024 base salary and is based on the individual’s role and title at Kineta.

For fiscal year 2024, the target bonus opportunity (as a percentage of 2024 base salary and corporate and individual goal weighting) for Kineta’s named executive officers was as follows:

Following fiscal year 2024, Kineta’s Compensation Committee determined that Kineta had achieved 100% of Kineta’s corporate goals for the year, which included managing the strategic process of seeking a strategic partnership for Kineta, reducing expenses and extending the runway for Kineta to find a strategic partnership, and maximizing the scientific progress of Kineta within the financial conditions of the Company. Bonuses paid with respect to 2024 performance have not been paid and are not expected to be paid until close of the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement” and the transactions contemplated there by, the “TuHURA Merger”) by and among Kineta, TuHURA Biosciences, Inc., a Nevada corporation (“TuHURA”), Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of TuHURA, Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of TuHURA, and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta.

Name	Target Bonus (% of base salary)	Corporate Goal Weighting (%)	Individual Goal Weighting (%)
Shawn Iadonato, Ph.D.	50	100	-
Craig W. Philips	40	100	-
Keith A. Baker	40	100	-

(1)
Dr. Iadonato’s employment with Kineta was terminated effective March 1, 2024. As part of the separation from Kineta as an employee, he ceased participating in the corporate bonus program. At the time of his separation, he entered into a consulting agreement with Kineta. Dr. Iadonato continues to serve as Chairman of the Board of Directors.

Equity Compensation

The Board of Directors considers equity incentives to be important in aligning the interests of the named executive officers with those of its stockholders. As part of Kineta’s pay-for-performance philosophy, Kineta’s compensation program tends to emphasize the long-term equity award component of total compensation packages paid to Kineta’s named executive officers. In determining the size of the equity incentives to be awarded to Kineta’s named executive officers, Kineta takes into account a number of internal factors, such as the relative job scope, the value of existing long-term incentive awards, individual performance history, prior contributions and anticipated future contributions to us, and the size of prior grants. Kineta has granted options and RSUs to compensate Kineta’s named executive officers. Kineta has granted equity incentives both in the form of initial grants in connection with the commencement of employment and periodic refresher grants. Because employees are able to profit from options only if Kineta’s stock price increases relative to the option’s exercise price, Kineta believes options in particular provide meaningful incentives to employees to achieve increases in the value of Kineta’s equity over time. While Kineta intends that the majority of equity awards to Kineta’s employees be made pursuant to initial grants or periodic refresh grants, the Board of Directors retains discretion to grant equity awards to employees at other times, including in connection with the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management or the Board of Directors. The exercise price of each option grant is the fair market value of our common stock on the grant date. Kineta does not have any stock ownership requirements for Kineta’s named executive officers.

2023 and 2024 Equity Awards

On each of April 12, 2023, April 14, 2024, and September 4, 2024, the Board of Directors awarded certain of the then current NEOs stock options with time- and/or event-based vesting.

Employment Agreements

Kineta has entered into employment agreements with each of Dr. Iadonato, Mr. Philips and Mr. Baker. The agreements set forth each officer’s initial base salary, bonus potential, eligibility for employee benefits and severance benefits upon a qualifying termination of employment, subject to certain non-solicitation and non-competition provisions and confidentiality obligations. The key terms of Kineta’s employment arrangements with Kineta’s named executive officers, including potential payments upon termination or change in control, are described below.

These employment agreements provide for “at will” employment. The terms “Cause” and “Good Reason” referred to below are defined in the applicable employment agreement.

Shawn Iadonato, Ph.D.

On February 3, 2020, Kineta Operating and Dr. Iadonato entered into an employment agreement, which was amended and restated on September 28, 2022 and became effective at the closing of the Yumanity Merger, whereby it was assumed by Kineta on the same terms. Pursuant to the agreement, Dr. Iadonato is entitled to a base salary of $350,000, subject to review and adjustments that will be made based upon Kineta’s normal performance review practices. The agreement also provides for an annual bonus with a target equal to fifty percent (50%) of Dr. Iadonato’s base salary upon attainment of certain performance objectives. Dr. Iadonato’s employment agreement further provides him eligibility to receive equity of stock option awards. If Dr. Iadonato’s employment is terminated by Kineta (or any parent, subsidiary or successor thereof) for a reason other than death, disability or “Cause” outside of the Change in Control Protection Period (as defined below), Dr. Iadonato will be entitled to his salary and other benefits accrued through the separation date and, subject to Dr. Iadonato executing a release and general waiver of claims in favor of Kineta and adhering to the applicable restrictive covenants, he will also be entitled to the following additional severance benefits: (a) continuing salary payments for a period of 52 weeks, (b) COBRA reimbursement payments for a period of 12 months and (c) all of his unvested and outstanding equity awards that would have become vested had employee remained in the employ of Kineta for the 3-month period following the employee’s termination of employment shall immediately vest and become exercisable as of the date of his termination. In addition, in lieu of the foregoing severance benefits, if Dr. Iadonato separates from service (i) due to termination by Kineta for a reason other than “Cause” or (ii) due to resignation by the employee on account of “Good Reason” within 3 months prior to or during the 12-month period immediately following a Change in Control (as defined in the Kineta, Inc. 2022 Equity Incentive Plan) (the “Change in Control Protection Period”), Dr. Iadonato will be entitled to his salary and other benefits accrued through the separation date and, subject to Dr. Iadonato executing a release and general waiver of claims in favor of Kineta and adhering to the applicable restrictive covenants (other than with respect to accrued benefits), he will be entitled to the following respective additional severance benefits: (a) a lump sum severance payment equal to 52 weeks of his base salary, (b) a prorated target bonus payment with respect to the year of termination, (c) COBRA reimbursement payments until the earlier of 12 months (following his termination of employment and the date that he and/or his eligible dependents become covered under similar plans, and (d) acceleration of all of his unvested and outstanding equity awards as of the later of the date of his termination or the effective date of the Change in Control. Dr. Iadonato’s employment agreement also provides that twenty-five percent (25%) of his unvested equity awards will automatically accelerate upon a Change in Control (as defined in the Kineta, Inc. 2022 Equity Incentive Plan).

On April 7, 2023, the Compensation Committee recommended, and on April 12, 2023, the Board of Directors approved, an increase in Dr. Iadonato’s base salary to $500,000. Dr. Iadonato’s salary increase became effective as of April 17, 2023.

Effective March 1, 2024, Kineta terminated the employment of Shawn Iadonato, Ph.D. as Chief Executive Officer of Kineta, without cause. Dr. Iadonato continues to serve as a member of the Board of Directors. In connection with Dr. Iadonato’s departure, Kineta entered into a separation and release agreement with Dr. Iadonato, pursuant to which he received a payment equal to 80 hours of accrued but unused paid time off and two weeks’ worth of wages, which, in aggregate, and he provided Kineta with a release, in favor of Kineta, of any and all claims relating to his employment with Kineta. In connection with Dr. Iadonato’s departure, Kineta also entered into a consulting agreement with Dr. Iadonato (the “Iadonato Consulting Agreement”), effective as of March 1, 2024, pursuant to which Dr. Iadonato provided advisory services to Kineta until December 31, 2024, in exchange for a lump sum payment of $576,412.36. The term of the Iadonato Consulting Agreement has been extended to expire on the earlier of June 30, 2025 or the close of the TuHURA Merger. As the only consideration for Dr. Iadonato’s services under the Iadonato Consulting Agreement, Dr. Iadonato’s outstanding unvested equity awards continued to vest in accordance with the applicable purchase, award or grant agreement during such period and Dr. Iadonato was paid the amount due pursuant to his employment agreement for a termination without cause.

Craig W. Philips, M.B.A.

On February 3, 2020, Kineta Operating and Mr. Philips entered into an employment agreement, which was amended and restated on September 28, 2022 and became effective at the closing of the Yumanity Merger, whereby it was assumed by Kineta on the same terms. Pursuant to the agreement, Mr. Philips is entitled to an annual base salary of $292,329 subject to review and adjustments that will be made based upon Kineta’s normal performance review practices. The agreement also provides for an annual bonus with a target equal to forty percent (40%) of Mr. Philips’ base salary upon attainment of certain performance objectives. If Mr. Philips’ employment is terminated by Kineta (or any parent, subsidiary or successor thereof) for a reason other than death, disability or “Cause” outside of the Change in Control Protection Period (as defined below), Mr. Philips will be entitled to his salary and other benefits accrued through the separation date and, subject to Mr. Philips executing a release and general waiver of claim in favor of Kineta and adhering to the applicable restrictive covenants, he will also be entitled to the following additional severance benefits: (a) continuing salary payments for a period of 39 weeks, (b) COBRA reimbursement payments for a period of 9 months and (c) all of his unvested and outstanding equity awards that would have become vested had he remained in the employ of Kineta for the 3-month period following his termination of employment shall immediately vest and become exercisable as of the date of his termination. In addition, in lieu of the foregoing severance benefits, if Mr. Philips separates from service (i) due to termination by Kineta for a reason other than “Cause”, or (ii) due to resignation by Mr. Philips on account of “Good Reason” within 3 months prior to or during the 12-month period immediately following a Change in Control (as defined in the Kineta, Inc. 2022 Equity Incentive Plan) (the “Change in Control Protection Period”), Mr. Philips will be entitled to his salary and other benefits accrued through the separation date and, subject to Mr. Philips executing a release and general waiver of claims in favor of Kineta and adhering to the applicable restrictive covenants (other than with respect to accrued benefits), he will be entitled to the following respective additional severance benefits: (a) a lump sum severance payment equal to 39 weeks of his base salary, (b) a prorated target bonus payment with respect to the year of termination, (c) COBRA reimbursement payments until the earlier of 9 months following his termination of employment and the date that he and/or his eligible dependents become covered under similar plans, and (d) acceleration of all of his unvested and outstanding equity awards as of the later of the date of his termination or the effective date of the Change in Control. Mr. Philips’ employment agreement also provides that twenty-five percent (25%) of his unvested equity awards will automatically accelerate upon a Change in Control (as defined in the Kineta, Inc. 2022 Equity Incentive Plan).

On April 7, 2023, the Compensation Committee recommended, and on April 12, 2023, the Board of Directors approved, an increase in Mr. Philips’ base salary to $400,000. Mr. Philips’ salary increase became effective as of April 17, 2023.

On April 14, 2024, the Board of Directors implemented a Retention Plan for Mr. Philips, whereby he would be entitled to a one-time payment of $83,333 in connection with the close of a transaction, subject to, among other things, his continued employment through the close of the transaction.

No changes in base compensation, bonus target or benefits were made to Mr. Philips’ compensation in 2024.

Keith A. Baker

On October 3, 2022, Kineta Operating and Mr. Baker entered into an employment agreement, which became effective at the closing of the Yumanity Merger, whereby it was assumed by Kineta on the same terms. Pursuant to the agreement, Mr. Baker is entitled to an annual base salary of $300,000 subject to review and adjustments that will be made based upon Kineta’s normal performance review practices. The agreement also provides for an annual bonus with a target equal to thirty-five percent (35%) of Mr. Baker’s base salary upon attainment of certain performance objectives. If Mr. Baker’s employment is terminated by Kineta (or any parent, subsidiary or successor thereof) for a reason other than death, disability or “Cause” outside of the Change in Control Protection Period (as defined below), Mr. Baker will be entitled to his salary and other benefits accrued through the separation date and, subject to Mr. Baker executing a release and general waiver of claim in favor of Kineta and adhering to the applicable restrictive covenants, he will also be entitled to the following additional severance benefits: (a) continuing salary payments for a period of 39 weeks, (b) COBRA reimbursement payments for a period of 9 months and (c) all of his unvested and outstanding equity awards that would have become vested had he remained in the employ of Kineta for the 3-month period following his termination of employment shall immediately vest and become exercisable as of the date of his termination. In addition, in lieu of the foregoing severance benefits, if Mr. Baker separates from service (i) due to termination by Kineta for a reason other than “Cause”, or (ii) due to resignation by Mr. Baker on account of “Good Reason” within 3 months prior to or during the 12-month period immediately following a Change in Control (as defined in the Kineta, Inc. 2022 Equity Incentive Plan) (the “Change in Control Protection Period”), Mr. Baker will be entitled to his salary and other benefits accrued through the separation date and, subject to Mr. Baker executing a release and general waiver of claims in favor of Kineta and adhering to the applicable restrictive covenants (other than with respect to accrued benefits), he will be entitled to the following respective additional severance benefits: (a) a lump sum severance payment equal to 39 weeks of his base salary, (b) a prorated target bonus payment with respect to the year of termination, (c) COBRA reimbursement payments until the earlier of 9 months following his termination of employment and the date that he and/or his eligible dependents become covered under similar plans, and (d) acceleration of all of his unvested and outstanding equity awards as of the later of the date of his termination or the effective date of the Change in Control. Mr. Baker’s employment agreement also provides that twenty-five percent (25%) of his unvested equity awards will automatically accelerate upon a Change in Control (as defined in the Kineta, Inc. 2022 Equity Incentive Plan).

On April 7, 2023, the Compensation Committee recommended, and on April 12, 2023, the Board of Directors approved, an increase in Mr. Baker’s base salary to $350,000 and (ii) an increase in Mr. Baker’s target bonus percentage to 40%. Mr. Baker’s salary increase became effective as of April 17, 2023, and the target bonus percentage increase shall be applied to Mr. Baker’s target bonus percentage beginning with the bonus to be awarded for fiscal year 2023 performance.

On April 14, 2024, the Board of Directors implemented a Retention Plan for Mr. Baker, whereby he would be entitled to a one-time payment of $72,917 in connection with the close of a transaction, subject to, among other things, his continued employment through the close of the transaction.

No changes in base compensation, bonus target or other benefits were made to Mr. Baker’s compensation in 2024.

Employee Benefit Plans

401(k) Savings Plan

Kineta maintains a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended. Matching contributions to the plan are made at the discretion of the Board of Directors. Kineta provided matching contributions of $51,000 for the year ended December 31, 2024, and $115,000 for the year ended December 31, 2023.

Health and Welfare Benefits

All of Kineta’s full-time employees, including Kineta’s executive officers, are eligible to participate in Kineta’s health and welfare benefits, including medical, dental and vision insurance, medical and dependent care flexible spending accounts, group life and disability insurance, and 401(k) plan. Named executive officers are eligible to participate in all Kineta’s employee benefit plans, in each case on the same basis as other employees.

Kineta does not offer any defined benefit pension plans or nonqualified defined compensation arrangements for Kineta’s employees, including Kineta’s named executive officers.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by Kineta’s named executive officers as of December 31, 2024.

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Non-Exercisable) (#)	TOTAL (#)	Option Exercise Price	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market Value or payout value of unearned shares, units or other rights that have not vested (#)
Shawn Iadonato, Ph.D.	11/9/2018		43,531	-	43,531	$23.25	11/9/2028
	11/9/2018		3,440	-	3,440	$23.25	11/9/2028
	5/27/2021		26,143	-	26,143	$28.48	5/25/2026
	5/31/2022		23,879	-	23,879	$27.03	5/30/2032
	5/31/2022		3,639	-	3,639	$29.73	5/30/2027
	4/12/2023	(1)	138,000	69,000	207,000	$3.28	4/11/2033
	4/14/2024	(2)	68,750	156,250	225,000	$0.36	4/13/2034
	9/4/2024	(3)	6,250	6,250	12,500	$0.64	9/4/2034
Craig W. Philips	6/30/2017		13,760	-	13,760	$23.11	6/29/2027
	3/19/2018		3,440	-	3,440	$23.25	3/18/2028
	11/9/2018		1,805	-	1,805	$23.25	11/9/2028
	11/9/2018		29,842	-	29,842	$23.25	11/9/2028
	11/9/2018		3,440	-	3,440	$23.25	11/9/2028
	6/24/2019		17,199	-	17,199	$29.06	6/24/2029
	5/27/2021		51,600	-	51,600	$26.16	5/26/2031
	5/31/2022		18,919	-	18,919	$27.03	5/30/2032
	4/12/2023	(1)	110,400	55,200	165,600	$3.28	4/11/2033
	4/14/2024	(2)	68,750	156,250	225,000	$0.36	4/13/2034
Keith A. Baker	10/20/2022		13,759	-	13,759	$27.03	10/19/2032
	4/12/2023	(1)	80,040	40,020	120,060	$3.28	4/11/2033
	4/14/2024	(2)	68,750	156,250	225,000	$0.36	4/13/2034

(1)
Represents a stock option grant with 25% vesting at the grant date and 1/36th vesting monthly for the next 36 months.
(2)
Represents a stock option grant with 25% vesting at the grant date, 25% vesting over the 36 month period following the award on the one-month anniversary of the vesting commencement date, and 50% of the shares will vest and become exercisable subject to the achievement of a qualifying transaction.
(3)
Represents a stock option grant vesting in equal quarterly installments over one year following June 21, 2024.

Compensation Risk Assessment

Kineta believes that although a portion of the compensation provided to Kineta’s executive officers and other employees is performance-based, Kineta’s executive compensation program does not encourage excessive or unnecessary risk taking. Kineta’s compensation programs are designed to encourage Kineta’s executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with Kineta’s pay-for-performance compensation philosophy. As a result, Kineta does not believe that Kineta’s compensation programs are reasonably likely to have a material adverse effect on us.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Act, and Item 402(v) of Regulation S-K, Kineta is providing the following information about the relationship between executive compensation actually paid and certain financial performance of Kineta. Because Kineta is a smaller reporting company and this is the second filing in which Kineta provides this disclosure, in accordance with the smaller reporting company rules under Item 402(v) of Regulation S-K, Kineta has provided the information required by Item 402(v) of Regulation S-K for three fiscal years and is not required to provide disclosures under Item 402(v)(2)(iv), (v)(5), (v)(2)(vi) or (v)(6).

The following table reflects the PEO and Non-PEO named executive officers included in the analysis.

Year	PEO	Non-PEO NEO
2024	Shawn Iadonato, Ph.D.	Craig W. Philips and Keith A. Baker
2023	Shawn Iadonato, Ph.D.	Craig W. Philips and Keith A. Baker
2022	Shawn Iadonato, Ph.D. and Richard Peters, M.D., Ph.D.	Craig W. Philips, Pauline Kenny, Michael Wyzga and Devin Smith

For information on Kineta’s executive compensation program and the approach used by the Compensation Committee, please refer to the Executive Compensation narrative and the outstanding equity awards table. The following table provides information about Kineta’s principle executive officer (PEO) and non-PEO NEOs and certain financial performance information for Kineta for the years ended December 31, 2022, 2023 and 2024.

Year	Summary Compensation Table Total for Dr. Iadonato(1)	Summary Compensation Table Total for Dr. Peters(1)	Compensation Actually Paid to Dr. Iadonato(2)	Compensation Actually Paid to Dr. Peters(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On(5):	Net Loss (millions)(6)
(a)	(b)	(b)	(c)	(c)	(d)	(e)	(f)	(g)
2024	$1,008,272	$-	$595,045	$-	$559,373	$240,637	$1.69	$(17.1)
2023	$1,283,646	$-	$344,831	$-	$903,548	$185,598	$3.10	$(14.1)
2022	$1,608,712	$3,211,587	$628,658	$3,744,411	$911,088	$726,340	$5.30	$(63.4)
(1)
Summary Compensation Table Total for PEO: The dollar amounts reported in each column (b) are the amounts of total compensation reported for Dr. Iadonato (Kineta’s Chief Executive Officer) and Dr. Peters (Kineta’s former Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table.
(2)
Compensation Actually Paid to PEO: The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Dr. Iadonato and Dr. Peters, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Dr. Iadonato and Dr. Peters during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Dr. Iadonato’s and Dr. Peters total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Total for Dr. Iadonato	Reported Summary Compensation Total for Dr. Peters	Reported Value of Equity Awards for Dr. Iadonato	Reported Value of Equity Awards for Dr. Peters	Equity Award Adjustment for Dr. Iadonato	Equity Award Adjustment for Dr. Peters	Compensation Actually Paid to Dr. Iadonato	Compensation Actually Paid to Dr. Peters
2024	$1,008,272	$-	$22,919	$-	$(390,308)	$-	$595,045	$-
2023	$1,283,646	$-	$565,379	$-	$(373,436)	$-	$344,831	$-
2022	$1,608,712	$3,211,587	$980,054	$187,476	$-	$720,300	$628,658	$3,744,411

a.
The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.
b.
The equity award adjustments for each applicable fiscal year include the addition (or subtraction, as applicable) of the following:
i.
the year-end fair value (computed consistent with the methodology used for share-based payments under U.S. GAAP) of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year;
ii.
the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year;
iii.
for awards that are granted and vest in the same applicable year, the fair value as of the vesting date;
iv.
for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value;
v.
for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and
vi.
the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year.

(3)
Average Summary Compensation Table Total for Non-PEO NEOs:The dollar amounts reported in column (d) represent the average of the amounts reported for Kineta’s NEOs as a group (excluding Dr. Iadonato and Dr. Peters) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs (excluding Dr. Iadonato and Dr. Peters) included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2023 and 2024, Craig W. Philips and Keith Baker, and (ii) for 2022, Craig W. Philips, Pauline Kenny, Michael Wyzga and Devin Smith.
(4)
Average Compensation Actually Paid to Non-PEO NEOs: The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Dr. Iadonato and Dr. Peters), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the NEOs as a group (excluding Dr. Iadonato and Dr. Peters) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEOs as a group (excluding Dr. Iadonato and Dr. Peters) for each year to determine the compensation actually paid, using the same methodology described above in Note 2.

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Average Reported Value of Equity Awards	Average Equity Awards Adjustments	Average Compensation Actually Paid to Non-PEO NEOs
2024	$559,373	$19,087	$(299,649)	$240,637
2023	$903,548	$389,840	$(328,111)	$185,598
2022	$911,088	$287,648	$102,900	$726,340

(5)
Total Shareholder Return (“TSR”): Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between Kineta’s share price at the end and the beginning of the measurement period by Kineta’s share price at the beginning of the measurement period.
(6)
Net Loss: The dollar amounts reported represent the amount of net loss reflected in Kineta’s audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay versus Performance Table

Kineta’s executive compensation program reflects a variable pay-for-performance philosophy. While Kineta utilizes various performance measures to align executive compensation with company performance, all of those company measures are not presented in the Pay versus Performance table. Moreover, Kineta generally seeks to incentivize long-term performance, and therefore does not specifically align Kineta’s performance measures with compensation that is actually paid (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, Kineta is providing the following descriptions of the relationships between information presented in the Pay versus Performance table.

Compensation Actually Paid and Cumulative TSR

The following graph demonstrates the relationship of the amount of compensation actually paid to Dr. Iadonato and Dr. Peters and the average amount of compensation actually paid to Kineta’s NEOs as a group (excluding Dr. Iadonato and Dr. Peters) with Kineta’s cumulative TSR over the three years presented in the table.

Compensation Actually Paid Vs. Total Shareholder Return (TSR)
Thousands
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$6.0
$5.0
$4.0
$3.0
$2.0
$1.0
$-
TSR
2022
2023
2024
Dr. Iadonato (PEO)
Dr. Peters (PEO)
Average for Non-PEO NEOs
TSR (right axis)

Compensation Actually Paid and Net Loss

Kineta has incurred significant losses to date, and Kineta’s ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of Kineta’s current and future product candidates. The table below demonstrates the relationship between the amount of compensation actually paid to Kineta’s PEO and the average amount of compensation actually paid to Kineta’s NEOs as a group (excluding Kineta’s PEO) with Kineta’s net loss over the three years presented in the table. While Kineta does not use net income (or loss) as a performance measure in the overall executive compensation program, the measure of net income or loss is correlated with the corporate finance and infrastructure measures which Kineta does use when setting goals in Kineta’s short-term incentive compensation program.

Compensation Actually Paid Vs. Net Loss
Thousands
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$-
$(10.0)
$(20.0)
$(30.0)
$(40.0)
$(50.0)
$(60.0)
$(70.0)
Net Loss (in millions of $)
2022
2023
2024
Year
Dr. Peters (PEO)
Dr. Iadonato (PEO)
Non PEO Named Executive Officers
Net Loss (right axis)

Director Compensation

2024 Director Compensation Table

The following table presents the total compensation paid by Kineta to each person who served as a non-employee member of the Board of Directors during the fiscal year ended December 31, 2024. See the section titled “Executive Compensation” for more information on the compensation paid to or earned by Dr. Iadonato as an employee for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Option/Stock Awards ($)(2)(3)	Non-Equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
David Arkowitz	$55,000	$3,832	$—	$—	$—	$58,832
Raymond Bartoszek	$50,000	$3,832	$—	$—	$—	$53,832
Kimberlee C. Drapkin	$52,500	$3,832	$—	$—	$—	$56,332
Scott Dylla, Ph.D.	$45,000	$3,832	$—	$—	$—	$48,832
Marion R. Foote	$55,000	$3,832	$—	$—	$—	$58,832
Shawn Iadonato, Ph.D.(4)	$48,750	$22,919	$—	$—	$—	$71,669
Richard Peters, M.D., Ph.D.	$65,000	$3,832	$—	$—	$—	$68,832

(1)
Amounts represent cash compensation for services rendered as a director during 2024.
(2)
The amounts reported represent the aggregate grant date fair value of stock options granted to the non-employee directors during fiscal year 2024, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 2 to Kineta’s financial statements included in Kineta’s 2024 Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the stock options and does not correspond to the actual economic value that may be received upon exercise of the stock options or any sale of any of the underlying shares of common stock.
(3)
The following table shows the number of outstanding stock options held by Kineta’s directors as of December 31, 2024:

Name	Number of Shares Underlying Outstanding Options (4)
David Arkowitz	45,000
Raymond Bartoszek	44,952
Kimberlee C. Drapkin	32,500
Scott Dylla, Ph.D.	32,500
Marion R. Foote	44,952
Shawn Iadonato, Ph.D.(5)	-
Richard Peters, M.D., Ph.D.	45,000
(4)
Dr. Iadonato received compensation as a Director beginning after his employment was terminated on March 1, 2024.
(5)
Dr. Iadonato option/stock awards compensation as a named executive officer for Kineta is reflected in this proxy in the section on Executive Compensation.

Non-Employee Director Compensation Policy

Effective April 1, 2024, Kineta amended and restated Kineta’s Non-Employee Director Compensation Policy to add Chair of the Board of Directors (non-employee) as a new service category. Under Kineta’s Non-Employee Director Compensation Policy, Kineta pays Kineta’s non-employee directors a cash retainer for service on the Board of Directors and for service on each committee on which the director is a member. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on the Board of Directors. The fees paid to non-employee directors for service on the Board of Directors and for service on each committee of the Board of Directors on which the director is a member are as follows:

	Member Annual Fee	Member Annual Fee
	(From January 1, 2024 through March 31, 2024)	(Effective April 1, 2024)
Board of Directors	$35,000	$40,000
Chair of the Board of Directors	$—	$25,000
Audit Committee Chair	$15,000	$15,000
Audit Committee Member	$7,500	$7,500
Compensation Committee Chair	$10,000	$10,000
Compensation Committee Member	$5,000	$5,000
Nominating and Corporate Governance Committee Chair	$7,500	$10,000
Nominating and Corporate Governance Committee Member	$3,500	$7,500
Lead Independent Director	$—	$15,000

Kineta also reimburses Kineta’s non-employee directors for reasonable travel and out-of-pocket expenses incurred by Kineta’s non-employee directors in connection with attending Kineta’s meetings of the Board of Directors and committees thereof.

In addition to cash compensation, each new non-employee director who is initially appointed or elected to the Board of Directors is eligible to receive a one-time equity award of an option to purchase a certain number of shares of our common stock (the “Initial Grant”), which will vest quarterly over three years following the date of grant, subject to the director’s continued service. In addition, on the date of each annual meeting of stockholders of Kineta’s Company, each non-employee director will be granted an additional option to purchase a certain number of shares of our common stock (the “Annual Grant”), which will vest quarterly over one year following the date of grant. Such Annual Grant shall be prorated in the event a director serves less than a full year. Each Initial Grant and Annual Grant shall accelerate pursuant to the Change in Control (as defined in the Kineta, Inc. 2022 Equity Incentive Plan) provisions. Information with respect to the Initial Grants and Annual Grants is set forth in the table below.

Number of Stock Options
Initial Grant	20,000
Annual Grant	12,500

This program is intended to provide a total compensation package that enables Kineta to attract and retain qualified and experienced individuals to serve as directors and to align Kineta’s directors’ interests with those of Kineta’s stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain Beneficial Owners, Directors and Executive Officers

To Kineta’s knowledge, the following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2025 (except as indicated below) by:

•
all persons known by Kineta to own beneficially 5% or more of outstanding Kineta common stock;
•
each member of the Board of Directors;
•
each of the named executive officers of Kineta; and
•
all members of the Board of Directors and Kineta’ executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by a footnote, and subject to community property laws where applicable, Kineta believes based on the information provided to Kineta that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The table lists applicable percentage ownership based on 13,540,355 shares of our common stock outstanding as of March 31, 2025. The number of shares beneficially owned includes shares of our common stock that each person has the right to acquire within 60 days of March 31, 2025, including upon the exercise of stock options and warrants. These stock options and warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by any other person.

This table is based upon information supplied by Kineta’s officers, directors as of the record date and the principal stockholders and Schedules 13D and 13G filed with the SEC (the dates of such filings are indicated in the footnotes). Unless otherwise noted, the address for each officer and director listed in the table is c/o Kineta, Inc., 7683 SE 27th Street, Suite 481, Mercer Island, Washington 98040.

Name and Address of Beneficial Owner	Number	Percent
5% Stockholders
Armistice Capital, LLC(1)	1,352,681	9.99%
Entities Associated with CBI USA, Inc.(2)	821,520	6.05%
Charles Magness, Ph.D.(3)	620,413	4.58%
Named Executive Officers and Directors
Craig W. Philips(4)	428,095	3.09%
Keith A. Baker(5)	190,057	1.39%
Raymond Bartoszek(6)	1,809,507	13.32%
Shawn Iadonato, Ph.D.(7)	1,016,602	7.33%
Marion R. Foote(8)	199,381	1.47%
Richard Peters, M.D., Ph.D.(9)	124,416	*
David Arkowitz(10)	39,096	*
Scott Dylla, Ph.D.(11)	23,375	*
Kimberlee C. Drapkin(12)	19,375	*
All current directors and executive officers as a group (10 persons)	4,051,743	27.4%

* Represents beneficial ownership of less than one percent

(1)
Based on information provided by Armistice Capital, LLC. Armistice Capital, LLC beneficially owns an aggregate of up to 1,352,681 shares of common stock and shares that may be acquired pursuant to warrants that are exercisable within 60 days of March 31, 2025. The warrants held by this shareholder include provisions that limit the exercise thereof to the extent such exercise would cause the holder, together with its affiliates and any other person acting together with it and its affiliates, to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock immediately after giving effect to such exercise. As a consequence of this beneficial ownership limitation on the exercise of the warrants, the beneficial ownership amount and percentage of this shareholder are limited as indicated in the table. The address of Armistice Capital, LLC is 510 Madison Avenue, 7th Floor, New York, New York 10022.
(2)
Based on information set forth in the Schedule 13G filed with the SEC on February 14, 2023 by CBI USA, Inc. (“CBI USA”) reporting that: (i) CBI USA beneficially owns 656,941 shares of common stock, consisting of 618,214 outstanding shares directly held, plus an additional 38,727 shares that may be acquired pursuant to warrants that are exercisable within 60 days of March 31, 2025; (ii) CBI Co. is deemed to beneficially own 721,111 shares of common stock, consisting of the shares of common stock directly held or acquirable by CBI USA, its subsidiary, as described in (i), plus 55,871 outstanding shares directly held and an additional 8,299 shares that may be acquired pursuant to warrants that are exercisable within 60 days of March 31, 2025; and (iii) Daehan Green Power Corporation owns 100,409 outstanding shares directly held. The address of CBI USA is 3000 Western Avenue, Suite 400, Seattle, Washington 98121.
(3)
Based on information set forth in Schedule 13G filed with the SEC on February 12, 2024.
(4)
Consists of (i) 60,811 shares of common stock held by Mr. Philips, (ii) 34,654 shares held by Whetstone Ventures LLC for which Mr. Philips has shared voting rights and dispositive power and (iii) 332,630 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of of March 31, 2025.
(5)
Consists of (i) 16,880 shares of common stock and (ii) 173,177 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025.
(6)
Based on information set forth in Form 4 filed with the SEC on May 2, 2024. Consists of (i) 17,206 shares of common stock held by Mr. Bartoszek, (ii) 2,001 shares of common stock held by his children, (iii) 1,748,473 shares of common stock held by RLB Holdings Connecticut LLC for which Mr. Bartoszek has shared voting rights and dispositive power and (iv) 41,827 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025.
(7)
Consists of (i) 675,230 shares of common stock held by Dr. Iadonato, (ii) 8,553 shares of common stock held in a custodial individual retirement account and (iii) 332,819 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025.
(8)
Consists of (i) 143,204 shares of common stock, (ii) 41,827 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025 and (iii) 14,350 shares that may be acquired pursuant to warrants that are exercisable within 60 days of March 31, 2025.
(9)
Consists of (i) 88,097 shares of common stock and (ii) 36,319 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025.
(10)
Consists of (i) 2,777 shares of common stock and (ii) 36,319 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025.
(11)
Consists of (i) 4,000 shares of common stock and (ii) 19,375 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025.
(12)
Consists of 19,375 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2025.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2024:

	Number of Securities to be Issued upon exercise of outstanding options, warrants, and Rights (a) #	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b) $	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Excluding Securities reflected in columns (a) (c) #

Plan Category
Equity Plans Approved by Shareholders(1)	2,331,194	$5.45	766,444
Equity Plans not approved by shareholders	—	—	—
Total	2,331,194	5.45	766,444

(1) Includes 85,565 shares outstanding under the Kineta, Inc. 2008 Stock Plan, 99,414 shares outstanding under the Kineta, Inc. 2010 Equity Incentive Plan, 180,935 shares outstanding under the Kineta, Inc. 2020 Equity Incentive Plan and 1,965,280 shares outstanding under the Kineta, Inc. 2022 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation,” the following is a summary of transactions and series of similar transactions since January 1, 2023 to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•
any of our directors, director nominees, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Private Placement

In connection with the Yumanity Merger, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) on June 5, 2022 and as amended on October 24, 2022, December 5, 2022, March 29, 2023, May 1, 2023, July 21, 2023 and October 13, 2023 with certain investors (the “Purchasers”) for the sale of shares of common stock to such Purchasers in a private placement (the “Private Placement”). The first closing of the Private Placement occurred on December 16, 2022, and we issued 649,346 shares of our common stock at a purchase price of $11.55 per share and received net proceeds of $7.4 million. In connection with the Private Placement, the investors received a warrant to purchase additional shares of common stock at a price of $0.14 per share. The second closing of the Private Placement for an aggregate purchase price of $22.5 million was expected to occur on April 15, 2024, but the transaction did not close.

The following table summarizes the purchases of our common stock by related persons and the issuances of the warrants in connection with the first closing of the Private Placement:

	Shares of	Total	Warrants Issued in conjunction
Investor	Common Stock	Purchase Price	with Investment
RLB Holdings Connecticut, LLC(1)	375,757	$4,340,002	60,018
CBI USA, Inc.(2)	86,580	$999,999	13,829
Marion R. Foote(3)	21,645	$250,000	3,457
Shawn Iadonato, Ph.D.(4)	8,658	$100,002	1,382
Whetstone Ventures, LLC(5)	8,658	$100,002	1,382

(1)	Raymond Bartoszek, a member of the Company’s Board of Directors, serves as the Managing Member of RLB Holdings Connecticut, LLC.
(2)	CBI USA, Inc. is a greater than 5% holder of the Company’s common stock.
(3)	Marion R. Foote is a member of the Company’s Board of Directors.
(4)	Dr. Shawn Iadonato is the Chair of the Company’s Board of Directors.
(5)	Craig W. Philips, President and Secretary of Kineta, serves as Managing Member of Whetstone Ventures LLC.

On April 22, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with a company controlled by a director, RLB Holdings Connecticut, LLC (“RLB”) to continue RLB’s investment in the Company and to resolve any and all potential claims or causes of action in connection with RLB’s failure to purchase $2,500,000 shares under the Private Placement. Pursuant to the Settlement Agreement, RLB purchased 903,995 shares of the Company’s common stock for $500,000.

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

TuHURA Merger Support Agreements and Lock-Up Agreements

Contemporaneously with the execution of the Merger Agreement, on December 11, 2024, each director and officer of Kineta, solely in their capacities as stockholders of Kineta, entered into a support agreement with TuHURA and Kineta (the “Kineta Support Agreement”) pursuant to which each director and officer agreed to vote all of their shares in favor of the approval of the Merger Agreement and the transactions contemplated thereby; if applicable, in favor of the approval of any proposal to adjourn or postpone the meeting to a later date, if there are not sufficient votes for the approval of the Merger Agreement and the transactions contemplated thereby on the date on which such meeting is held. Additionally, each director and officer has agreed not to (a) transfer any of their Shares or any Shares acquired subsequent to entering into the Kineta Support Agreement, subject to certain exceptions, (b) exercise their appraisal rights, or otherwise (c) take any action that is inconsistent with the voting commitment expressed in the Kineta Support Agreement.

Also, on December 11, 2024, the affiliates of Kineta’s directors and officers which hold shares entered into the Kineta Support Agreement with TuHURA and Kineta, pursuant to which such affiliates agreed to vote all of their shares of Kineta common stock in favor of the approval of the Merger Agreement and the transactions contemplated thereby; if applicable, in favor of the approval of any proposal to adjourn or postpone the meeting to a later date, if there are not sufficient votes for the approval of the Merger Agreement and the transactions contemplated thereby on the date on which such meeting is held. Additionally, each director and officer has agreed not to (a) transfer any of their Shares or any shares acquired subsequent to entering into the Kineta Support Agreement, (b) exercise their appraisal rights, or otherwise (c) take any action that is inconsistent with the voting commitment expressed in the Kineta Support Agreement.

Concurrently with the execution of the Merger Agreement and as a condition to the closing of the transactions contemplated thereby, each director, officer and their affiliates that hold shares of Kineta common stock entered into lock-up agreements (the “Lock-Up Agreements”), pursuant to which, subject to specified exceptions, they have agreed not to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, one-third (1/3) of the shares of TuHURA common stock received as initial share consideration pursuant to the Merger Agreement or any securities convertible into or exercisable or exchangeable for shares of TuHURA common stock that are subject to the Lock-Up Agreement, currently or thereafter owned until 180 days after the effective time of the Mergers.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Related Party Transactions Policy

We have adopted a written related party transactions policy. The policy provides that executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of any of the foregoing persons will not be permitted to enter into a related party transaction with Kineta without the prior consent of our Audit Committee or, if it is not feasible for the Audit Committee to take an action with respect to a proposed related party transaction, the Board of Directors or another committee of the Board. Any request for Kineta to enter into a related party transaction, which includes any transaction requiring disclosure under Item 404 of Regulation S-K promulgated under the Exchange Act, must first be presented to the Audit Committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the Audit Committee will take into account all relevant facts and circumstances available.

Independence

The Board has determined that all directors, except for Dr. Iadonato, are independent applying the Nasdaq listing rules. See the discussion under “Board Leadership and Independence” in Part III, Item 10 of this Amendment for more information.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

On December 16, 2022, the Audit Committee approved the appointment of Marcum LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2022. Accordingly, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm prior to the Merger, was informed on December 16, 2022 that it was dismissed as the Company’s independent registered public accounting firm.

The following table sets forth the aggregate professional fees billed for audit and other services rendered to us by Marcum LLP and PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2024 and 2023.

	2024(3)	2023(3)	2023 (4)
Audit fees(1)	$290,975	$447,517	$-
Audit-related fees(2)	—	81,937	90,000
Total fees	$290,975	$529,454	$90,000

(1)
Audit fees. Audit fees consist of fees billed for each of the last two fiscal years for professional services rendered by Marcum LLP for the audit of our annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2)
Audit-related fees. Consists of fees billed for each of the last two fiscal years for professional services by Marcum LLP and PricewaterhouseCoopers LLP for review of the Registration Statements on Form S-3 and Form S-4, review of Prospectus Supplements, review for the Merger and requisite consents to the same.
(3)
Represents fees from Marcum LLP.
(4)
Represents fees incurred from PricewaterhouseCoopers LLP.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval of Audit and Non-Audit Services

Our Board of Directors and Audit Committee have adopted the Audit Committee Pre-Approval Policy pursuant to which the Audit Committee reviews and approves audit, audit-related, tax and other services performed by our independent registered public accounting firm to ensure that that the provision of such services does not impair the auditor’s independence. The Audit Committee Pre-Approval Policy provides for specific pre-approval unless a type of service has received general pre-approval by the Audit Committee. The terms and fees for the Company’s annual audit engagement are subject to specific pre-approval by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of the Original Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Amendment. The exhibits listed in the Exhibit Index are incorporated by reference herein.

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

10.71	Form of Lock-Up Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on December 12, 2024 and incorporated herein by reference).
19.1**	Insider Trading Policy
21.1**	Subsidiaries of Kineta, Inc.
23.1**	Consent of Marcum LLP, independent registered public accounting firm.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

97.1**	Compensation Recovery Policy approved on September 6, 2023 and effective as of October 2, 2023.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Previously filed with the Original Form 10-K.

*** Previously furnished with the Original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kineta, Inc.

Date: April 29, 2025	By:	/s/ Craig Philips
Craig Philips
President
(Principal Executive Officer)