Form 10-Q
period 2025-03-31
KINETA, INC./DE
filed 2025-05-15
CIK 1445283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of May 12, 2025 was 13,540,355.

i

CAUTIONARY STATEMENT

In February 2024, the Company initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include sale of assets of the Company, a sale of the Company, licensing of assets, a merger, liquidation or other strategic action. The outcome of this process was the proposed merger transaction with TuHURA and sale of the Company’s assets described elsewhere in this Quarterly Report on Form 10-Q. If the transaction with TuHURA is not consummated, the Company’s Board of Directors may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

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

•
the completion of the proposed merger with TuHURA Biosciences, Inc.;
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
•
the impact of global economic and political developments on our business, including tariffs and trade tensions, rising inflation and capital market disruptions, the current conflict in Ukraine and the conflict in Israel and the Gaza Strip, economic sanctions and economic slowdowns or recessions that may result from such developments, which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in Part II, Item 1A.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KINETA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$304	$634
Restricted cash	4	4
Prepaid expenses and other current assets	534	381
Total current assets	842	1,019
Total assets	$842	$1,019
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,886	$3,901
Accrued expenses and other current liabilities	1,413	2,361
Exclusivity Payments and advances	6,005	5,995
Notes payable, current portion	629	629
Loan advances	1,102	—
Total current liabilities	14,035	12,886
Total liabilities	14,035	12,886
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Common stock, $0.001 par value; 125,000 shares authorized as of March 31, 2025 and December 31, 2024; 13,540 and 12,265 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14	12
Additional paid-in capital	171,125	170,878
Accumulated deficit	(184,597)	(182,921)
Total stockholders’ deficit attributable to Kineta, Inc.	(13,458)	(12,031)
Noncontrolling interest	265	164
Total stockholders’ deficit	(13,193)	(11,867)
Total liabilities and stockholders’ deficit	$842	$1,019

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	617	2,726
General and administrative	1,403	3,680
Total operating expenses	2,020	6,406
Loss from operations	(2,020)	(6,406)
Other (expense) income :
Gain on sale of assets	500	—
Interest income	—	48
Interest expense	(55)	(42)
Change in fair value of rights from Private Placement	—	(3,832)
Other (expense) income, net	—	(17)
Total other (expense) income, net	445	(3,843)
Net loss	$(1,575)	$(10,249)
Net income (loss) attributable to noncontrolling interest	101	(11)
Net loss attributable to Kineta, Inc.	$(1,676)	$(10,238)
Net loss per share, basic and diluted	$(0.13)	$(0.87)
Weighted-average shares outstanding, basic and diluted	12,902	11,738

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Equity (Deficit)
Balance as of December 31, 2023	10,397	$10	$168,669	$(165,789)	$2,890	$169	$3,059
Issuance of common stock upon exercise of warrants	780	1	—	—	1	—	1
Issuance of common stock for services	173	—	469	—	469	—	469
Stock-based compensation	—	—	477	—	477	—	477
Net loss	—	—	—	(10,238)	(10,238)	(11)	(10,249)
Balance as of March 31, 2024	11,350	$11	$169,615	$(176,027)	$(6,401)	$158	$(6,243)

	Common Stock		Additional Paid-In Capital	Accumulated	Total Stockholders’ Deficit Attributable	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Deficit	to Kineta	Interest	Deficit
Balance as of December 31, 2024	12,265	$12	$170,878	$(182,921)	$(12,031)	$164	$(11,867)
Issuance of common stock and pre-funded warrants	1,225	2	—	—	2	—	2
Issuance of common stock upon exercise of warrants	50	—	6	—	6	—	6
Stock-based compensation	—	—	241	—	241	—	241
Net loss	—	—	—	(1,676)	(1,676)	101	(1,575)
Balance as of March 31, 2025	13,540	$14	$171,125	$(184,597)	$(13,458)	$265	$(13,193)

See the accompanying notes to the unaudited condensed consolidated financial statements.

KINETA, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(1,575)	$(10,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of rights from Private Placement	—	3,832
Change in fair value of notes payable	—	9
Non-cash stock-based compensation	241	477
Non-cash operating lease expense	—	199
Common stock issued for services	—	469
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(153)	(193)
Accounts payable	985	2,432
Accrued expenses and other current liabilities	(948)	(759)
Operating lease liability	—	(228)
Deferred revenue	10	—
Net cash used in operating activities	(1,440)	(4,011)
Financing activities:
Proceeds from loan advances	1,102	—
Proceeds from issuance of common stock and pre-funded warrants	2	—
Proceeds from exercise of warrants	6	1
Net cash provided by financing activities	1,110	1
Net change in cash and restricted cash	(330)	(4,010)
Cash and restricted cash at beginning of year	638	5,858
Cash and restricted cash at end of year	$308	$1,848
Components of cash and restricted cash:
Cash	$304	$1,773
Restricted cash	4	75
Total cash and restricted cash	$308	$1,848
Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$5

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

As of March 31, 2025, the Company owned a majority interest of the outstanding issued equity of KCP.

Proposed Merger Transaction with TuHURA Biosciences, Inc.

On December 11, 2024, Kineta entered into an Agreement and Plan of Merger, which was amended by the First Amendment to the Agreement and Plan of Merger dated May 5, 2025 (as amended, the “Merger Agreement”) by and among TuHURA Biosciences, Inc., a Nevada corporation (“TuHURA”), Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of TuHURA (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of TuHURA (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta. Each capitalized term used herein but not otherwise defined has the meaning given to it in the Merger Agreement.

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

“Initial Per Share Stock Consideration” means the number of shares of TuHURA Common Stock being issued for each share of Kineta Common Stock, determined as follows:

•
the difference of $16,500,000 and any deductions if the Per Share Cash Consideration (as described below) is less than zero;
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

“Delayed Per Share Stock Consideration” means the number of shares of TuHURA Common Stock being issued for each share of Kineta Common Stock, determined as follows:

•
the difference of $6,500,000 and (i) any liabilities incurred by TuHURA due to a breach of the undisclosed liabilities representation made by Kineta in the Merger Agreement; (ii) any and all losses incurred through the six months after the closing of the Merger (the “Closing”) and those losses estimated to be incurred TuHURA related to any stockholder litigation; and (iii) any amount to which the closing net working capital deficient is greater than $6,000,000;
•
such difference in the first bullet, divided by the Parent Share Value; and

•
with such resulting quotient from the second bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Per Share Cash Consideration” means an amount in cash for each share of Kineta Common Stock, determined as follows:

•
the difference of $12,000,000 and (i) $5,000,000 (as credit for the exclusivity payment already made by TuHURA to Kineta); (ii) $300,000 (as credit for the extension payment already made by TuHURA to Kineta); (iii) $695,000 (which represents advances already made by TuHURA to Kineta in connection with the exclusivity agreement); (iv) any Loaned Amount, if any; and (v) if the net working capital is less than $0, such difference (and if the net working capital is greater than $0, then such difference will be added to the $12,000,000 base cash consideration); and
•
such difference in the first bullet, divided by the fully diluted Kineta Common Stock, all rounded down to six (6) decimal places.

“Loaned Amount” means all principal and interest outstanding under any loan between TuHURA, on the one hand, and Kineta, on the other hand, consisting of (i) $250,000 that was previously advanced by TuHURA to Kineta, (ii) $250,000 to be advanced by TuHURA to Kineta on or before May 15, 2025, and (iii) $250,000 to be advanced by TuHURA to Kineta on or before June 3, 2025 (with the advance in foregoing clause (iii) being contingent upon TuHURA’s receipt of (A) proceeds from the Concurrent Investment or (B) proceeds from TuHURA stockholder warrant exercise payments due on May 30, 2025), in each case, for any expenses incurred by Kineta in the ordinary course of business or expenses incurred in connection with the Program Assets and approved by TuHURA, and such amount shall be paid by TuHURA to Kineta no later than five (5) Business Days after the request is made (and invoice or proof of expense is provided to TuHURA) as long as no event of default has occurred and is continuing under the Merger Agreement as of the date of such request and so long as the parties thereto are then still working in good faith toward a Closing.

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

At the Effective Time, each In-the-Money Company Stock Option that is vested or unvested and held by a Person will become exercisable as set forth in the applicable Optionholder Treatment Agreement and, upon such exercise, the holder will be entitled to receive the Merger Consideration; each Out-of-the-Money Company Stock Option held by a Person will be canceled and extinguished for no consideration; the Pre-2023 Company Warrants will terminate upon their terms if such Pre-2023 Company Warrants are not exercised (if the Pre-2023 Company Warrants are exercised prior to the Effective Time, as a holder of the Shares, the holder of such Pre-2023 Company Warrants will be entitled to receive the Merger Consideration); and the 2023 Company Warrants will be entitled to the benefits as set forth in the applicable Warrantholder Treatment Agreement.

The Closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approval of the Mergers by Kineta’s stockholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) the effectiveness of the registration statement of TuHURA pursuant to which shares of TuHURA Common Stock to be issued in the Mergers will be registered with the SEC, (iv) compliance by the parties with their respective covenants, (v) no law or order preventing the Mergers and related transactions, (vi) the listing of shares of TuHURA Common Stock issued as Merger Consideration to Kineta stockholders on The Nasdaq Capital Market, (vii) the absence of a continuing material adverse effect with respect to each of TuHURA and Kineta, (viii) the completion by TuHURA of a financing transaction that will result in gross proceeds to TuHURA of not less than $20 million, (ix) the approval by TuHURA’s stockholders of an amendment to its articles of incorporation increasing its authorized shares to 200,000,000 shares of TuHURA Common Stock and (x) Kineta having a maximum of $6,000,000 in estimated net working capital deficit at the Closing.

Going Concern and Capital Resources

The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of March 31, 2025, had an accumulated deficit of $184.6 million. The net loss attributable to the Company was $1.7 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had unrestricted cash of $304,000, and there is substantial doubt about its ability to continue as a going concern. Based on Kineta’s current operating plans, Kineta does not have sufficient cash and cash equivalents to fund its operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Kineta does not currently have any commitments for future funding or additional capital. The Company is pursuing litigation or seeking other settlements against certain investors for the failure to fund. Due to the lack of commitments for future funding or additional capital, Kineta has paused or significantly scaled back the development or commercialization of its future product candidates or other research and development initiatives. If Kineta is unable to complete a strategic transaction or raise additional capital in sufficient amounts, Kineta will not be able to continue its business and the Company may need to file for bankruptcy protection.

Political and Geopolitical Developments

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

Under the current U.S. administration, there is significant and increasing uncertainty about the future relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. On April 9, 2025, President Trump announced a pause to previously announced tariffs on most countries for 90 days. Countries subject to the pause on the tariffs are still to be subject to the baseline 10% tariff. Changes in laws or policies governing the terms of trade could have a material adverse effect on our business and financial results.

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements, as of March 31, 2025 and for the three months ended March 31, 2025, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025 (the “2024 Annual Report on Form 10-K”). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2025 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable SEC rules. The condensed consolidated financial statements include all accounts of the Company and its majority owned subsidiary KCP. All intercompany transactions and balances have been eliminated upon consolidation.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. Reportable segments are categorized based on various factors that help management assess and allocate resources effectively. The Company operates as a single reportable segment, as the CODM, the Company's President, evaluates the financial performance and allocates resources based on consolidated financial information.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of Kineta Common Stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common share equivalents. For the three months ended March 31, 2025 and the three months ended March 31, 2024, the Company reported a net loss and the diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Placement to be zero and was written off as of December 31, 2024.

The following table provides a summary of the changes in the fair value of the rights from Private Placement measured using Level 3 inputs:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$—	$3,832
Change in fair value of rights from Private Placement	—	—
Balance at end of period	$—	$3,832

2020 Notes

The Company elected the fair value option to account for the 2020 notes (as defined below) (see Note 5).

During 2024 and 2025, the Company did not obtain an independent valuation of the 2020 notes as they matured on July 31, 2024 and the fair value approximates the principal amount. The 2020 notes matured on July 31, 2024 and are payable any time after the maturity date upon demand by a majority of the holders.

The following table provides a summary of the changes in the fair value of the 2020 notes payable measured using Level 3 inputs:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$250	$241
Change in fair value of 2020 notes	—	—
Balance at end of period	$250	$241

4.
Balance Sheet Components

Property and Equipment, Net

There was no property and equipment as of March 31, 2025 or December 31, 2024.

Depreciation and amortization expense was zero for the three months ended March 31, 2025 and 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	March 31,	December 31,
	2025	2024
	(in thousands)
Compensation and benefits	$796	$696
Accrued interest	282	228
Accrued board fees	194	97
Professional services	93	1,238
Accrued clinical trial and preclinical costs	—	80
Other	48	22
Total accrued expenses and other current liabilities	$1,413	$2,361

5.
Notes Payable

Notes payable outstanding consisted of the following as of the periods presented:

	March 31, 2025		December 31, 2024
	Principal	Fair Value	Principal	Fair Value
	(in thousands)
Notes payable:
2020 notes	$250	$250	$250	$250
Other notes payable	379	379	379	379
Total notes payable	$629	629	$629	629
Less: current portion		629		629
Notes payable, net of current portion		$—		$—

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

Under the lease agreement, the Company was required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes and utilities. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense was zero for the three months ended March 31, 2025 and variable costs were zero. Rent expense was $208,000 for the three months ended March 31, 2024 and variable costs were $151,000.

The Company’s operating leases included various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Supplemental information on the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease agreement (in thousands)	$—	$238
Remaining lease term (in years)	-	0.3
Incremental borrowing rate	0%	10%

The Company subleased portions of its premises in Seattle, Washington to third parties. Under the first sublease agreement, which commenced in December 2017, the Company subleased approximately 1,850 square feet. In October 2020 the sublease expiration date was extended from December 2020 to December 2022. In September 2022, the sublease expiration date was extended from December 2022 to December 2023. In December 2023, the sublease expiration date was extended from December 2023 to July 2024. Sublease income is recorded within operating expenses and was zero for the three months ended March 31, 2025 and $49,000 for the three months ended March 31, 2024.

On September 13, 2024 (the “Agreement Effective Date”), the Company entered into a Settlement Agreement, which was amended on February 4, 2025 (as amended, the “Agreement”) with ARE-SEATTLE No. 17, LLC (the “Landlord”), the landlord of the Company’s former premises in Seattle, Washington. Under the terms of the Agreement, the Company has agreed to pay the Landlord the outstanding monetary obligation of $679,000 (the “Outstanding Debt”) pursuant to that certain Lease Agreement, by and between the Company and the Landlord, dated as of November 19, 2010, as amended through June 30, 2020 (collectively, the “Lease”) as follows: (i) the Landlord’s application of the security deposit in the amount of $70,000, (ii) the Company’s payment to the Landlord of $85,000 (the “First Payment”) no later than five (5) business days after the Agreement Effective Date, and (iii) the Company’s payment to the Landlord of the Outstanding Debt balance of $524,000 (the “Second Payment” and together with the First Payment, the “Payment Milestones”) no later than May 31, 2025. The Agreement stipulates that upon the receipt by the Landlord of the Payment Milestones, the Landlord will fully discharge and forever release the Company from any claim, cause of action, or judgment, legal or equitable, in contract or tort, direct or indirect, presently asserted or not, known or unknown, through the date of the Agreement related to the Company’s monetary obligations under the Lease. The Company paid the First Payment to the Landlord on September 18, 2024.

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

Executive Employment and Separation Agreements

On September 20, 2022, the Company entered into an at-will employment agreement (“Baker Employment Agreement”), which became effective on October 3, 2022, with Keith Baker, its Chief Financial Officer. On September 28, 2022, the Company entered into at-will employment agreements (together with the Baker Employment Agreement, the “Executive Employment Agreements”), which became effective on December 16, 2022 upon the closing of the merger with Yumanity Therapeutics, Inc. which closed on December 16, 2022 (the “Yumanity Merger”), with Shawn Iadonato, its former Chief Executive Officer, Craig Philips, its President, and Pauline Kenny, its former General Counsel. On April 23, 2023, the Company’s board of directors (the “Board”) approved salary increases effective at the next payroll period and bonus increases for fiscal year 2023 to Shawn Iadonato, Craig Philips, Keith Baker, and Pauline Kenny.

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

In connection with Dr. Iadonato’s departure, the Company also entered into a consulting agreement with Dr. Iadonato, effective as of March 1, 2024 (the “Iadonato Consulting Agreement”). Pursuant to the Iadonato Consulting Agreement, Dr. Iadonato will provide advisory services to the Company beyond December 31, 2024 (such period, the “Iadonato Consulting Period”). As consideration for Dr. Iadonato’s services under the Iadonato Consulting Agreement, Dr. Iadonato’s outstanding unvested equity awards shall continue to vest in accordance with the applicable purchase, award or grant agreement during the Iadonato Consulting Period. During the Iadonato Consulting Period through March 31, 2025, 142,000 shares of Dr. Iadonato’s outstanding unvested equity awards have vested and $576,000 is owed to Dr. Iadonato.

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

In connection with Ms. Kenny’s departure, the Company also entered into a consulting agreement with Ms. Kenny, effective as of March 1, 2024 (the “Kenny Consulting Agreement”). Pursuant to the Kenny Consulting Agreement, Ms. Kenny will provide legal advisory services to the Company beyond December 31, 2024 (such period, the “Kenny Consulting Period”). As consideration for Ms. Kenny’s services under the Kenny Consulting Agreement, Ms. Kenny’s outstanding unvested equity awards shall continue to vest in accordance with the applicable purchase, award or grant agreement during the Kenny Consulting Period. During the Kenny Consulting Period through March 31, 2025, 33,000 shares of Ms. Kenny’s outstanding unvested equity awards have vested and $304,000 is owed to Ms. Kenny.

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

7.
Strategic License Agreements

Anti-VISTA Antibody Program In-License Agreement

In August 2020, Kineta entered into an Option and License Agreement with GigaGen, Inc. (“GigaGen”), which was amended in November 2020 and further amended in May 2023 and January 2025 (such agreement, as amended, the “VISTA Agreement”) to in-license certain intellectual property and antibodies for the VISTA/KVA12123 drug program. Pursuant to the terms of the VISTA Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. The Company did not incur any licensing expenses for the VISTA Agreement for the three months ended March 31, 2025 and 2024.

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

Anti-CD27 Agonist Antibody Program In-License Agreement

In June 2021, Kineta entered into an Option and License Agreement with GigaGen, as amended in July 2022, December 2022, May 2023 and December 2023 (such agreement, as amended, the “CD27 Agreement”) to in-license certain intellectual property rights and antibodies for the CD27 drug program. Pursuant to the terms of the CD27 Agreement, GigaGen granted Kineta an exclusive (even as to GigaGen) world-wide license, with the right to grant sublicenses to research, develop, make, have made, use, have used, offer for sale, sell, have sold, distribute, import, have imported, export and have exported and otherwise exploit the licensed antibodies and licensed products. License expenses for the CD27 Agreement were a credit of $180,000 for the three months ended March 31, 2025 and $430,000 for the three months ended March 31, 2024.

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

The Merck Neuromuscular License Agreement, Genentech Small Molecule License Agreement and FAIR License Agreement described below were sold to HCRX Investments Holdco, L.P. (“HCRX”) pursuant to the asset purchase agreement dated February 4, 2025 by and between Kineta and HCRX (the “HCRX Agreement”).

Merck Neuromuscular License Agreement

In connection with the Yumanity Merger, the Company became the successor in interest to the Merck Neuromuscular License Agreement with Merck to support research, development and commercialization of products for treatment of neuromuscular diseases, including amyotrophic lateral sclerosis. In June 2023, the Company achieved a development milestone pursuant to the Merck Neuromuscular License Agreement, which triggered a $5.0 million payment. Merck will continue to advance the research program for the ALS pipeline, one of the two pipeline programs licensed under the Merck Neuromuscular License Agreement. Following this milestone, Merck will assume sole responsibility for all future development and commercialization for the ALS program. The Company did not earn any licensing revenues for the three months ended March 31, 2025 and 2024 under the Merck Neuromuscular License Agreement and has no further obligations under the Merck Neuromuscular License Agreement.

Genentech

In connection with the Yumanity Merger, Kineta became the successor in interest to an exclusive technology transfer and license agreement with Genentech, Inc. to support research, development and commercialization of a small molecule product with an undisclosed target (the “Genentech Small Molecule License Agreement”). The Company did not earn any revenues for the three months ended March 31, 2025 and 2024 under the Genentech Small Molecule License Agreement. Pursuant to the terms of the Genentech Small Molecule License Agreement, Genentech, Inc. provided notice of termination of agreement to Kineta on April 15, 2025. The termination will be effective thirty days from April 15, 2025.

FAIR Therapeutics

In connection with the Yumanity Merger, Kineta became the successor in interest to an exclusive license agreement with FAIR Therapeutics, B.V. to support research, development and commercialization of products for the treatment of cystic fibrosis (the “FAIR License Agreement”). The Company did not earn any revenues for the three months ended March 31, 2025 and 2024 under the FAIR License Agreement.

8.
Stockholders’ Equity

Common Stock

On March 7, 2025, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with an existing investor (the “Holder”) pursuant to which the Company issued 1,225,323 shares of Kineta Common Stock and a pre-funded warrant to purchase up to an aggregate of 655,019 shares of Kineta Common Stock (the “Pre-Funded Warrant”), in exchange for certain outstanding warrants (the “Prior Warrant”) held by the Holder to purchase up to 2,315,387 shares of Kineta Common Stock with exercise prices ranging from $3.25 to $4.08 (the “Exchange”). The Company has cancelled the Prior Warrant reacquired in the exchange and such Prior Warrant will not be reissued.

As of March 31, 2025, there were 13,540,355 shares of Kineta Common Stock issued and outstanding.

Warrants to Purchase Common Stock

As of March 31, 2025, the Company had issued and outstanding warrants to purchase shares of Kineta Common Stock as follows, which all met the condition for equity classification (in thousands):

Year Issued	Expiration Date	Number Outstanding as of December 31, 2024	Issued	Exercised	Cancelled/Expired	Number Outstanding as of March 31, 2025	Range of Exercise Price
2017	June 2025	126	—	(32)	(84)	10	$0.14 - $21.80
2019		44	—	(18)	(26)	—
2022	August 2025 - December 2029	117	—	—	—	117	$0.14 - $168.35
2023	December 2025 - Oct 2028	2,431	—	—	(2,315)	116	$0.14 - $5.26
2025	April 2025	—	655	—	—	655	$0.001
Total number of shares underlying warrants		2,718	655	(50)	(2,425)	898

Warrant Exercises

During the three months ended March 31, 2025, the Company issued 50,000 shares of Kineta Common Stock upon exercise of warrants and received proceeds of $6,000. The exercise price of all shares exercised during the three months ended March 31, 2025 was $0.14.

As of March 31, 2024, the Company had issued and outstanding warrants to purchase shares of Kineta Common Stock as follows, which all met the condition for equity classification (in thousands):

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

During the three months ended March 31, 2024, the Company issued 780,000 shares of Kineta Common Stock upon exercise of warrants and received proceeds of $1,000. The exercise price of all shares exercised during the three months ended March 31, 2024 was $0.001.

Kineta Common Stock reserved for future issuance consisted of the following as the period presented:

March 31, 2025
(in thousands)
Shares reserved for stock options to purchase common stock under equity incentive plans	2,331
Shares reserved for future issuance of equity awards	766
Shares reserved for exercise of warrants	898
Total	3,995

During the three months ended March 31, 2025, the Company issued 50,000 shares of Kineta Common Stock upon exercise of warrants and received proceeds of $6,000. The exercise price of all shares exercised was $0.14.

During the three months ended March 31, 2024, the Company issued 780,000 shares of Kineta Common Stock upon exercise of warrants and received proceeds of $1,000. The exercise price of all shares exercised was $0.001.

During the three months ended March 31, 2024, the Company issued 91,000 shares of Kineta Common Stock for license expenses and recorded $250,000 as license expense within research and development expense.

During the three months ended March 31, 2024, the Company issued 82,000 shares of Kineta Common Stock for professional services and recorded $219,000 as consulting expense within general and administrative expense.

9.
Segment Reporting

The Company operates as a single reportable segment, which is primarily engaged in the development of next-generation immunotherapies. The Company has concluded that its President is the chief operating decision maker (“CODM”) for the three months ended March 31, 2025 and its former CEO and President together were the CODM for the three months ended March 31, 2024. The CODM reviews the Company’s performance and allocates resources on a consolidated basis. As a result, all financial information is disclosed in accordance with ASC 280-10 for a single reportable segment.

Basis of Presentation

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Segment information is prepared on the same basis that the CODM uses for internal management reporting.

Segment Information

The following table presents information about the Company’s segment:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$—	$—
Operating Loss	$(2,020)	$(6,406)
Segment Assets	$842	$2,433
Capital Expenditures	$—	$—
Depreciation and Amortization	$—	$—

Significant Expenses:

The following table presents the Company’s significant operating expenses:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Research and Development	General and Administrative	Total	Research and Development	General and Administrative	Total
Operating expenses:
Personnel	$188	$566	$754	$349	$1,238	$1,587
Facilities	—	—	—	40	286	326
Professional Services	5	525	530	—	1,768	1,768
Travel	—	—	—	27	51	78
Insurance and Other	14	268	282	9	265	274
Research and development - Direct	408	—	408	2,291	—	2,291
Office Expenses	2	44	46	10	73	83
Taxes	—	—	—	—	(1)	(1)
Total operating expenses	$617	$1,403	$2,020	$2,726	$3,680	$6,406

Entity-Wide Disclosures

In addition to the segment information, the Company provides entity-wide disclosures about its products and services, geographic areas, and major customers. The Company did not generate revenue for the three months ended March 31, 2025 and 2024.

The Company currently operates only in the United States and there were no long-lived assets outside of the United States as of March 31, 2025 and December 31, 2024.

10.
Stock-Based Compensation

2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards and restricted stock units to employees and non-employee service providers of the Company. Under the 2008 Plan, the exercise price of stock options granted were at 100% of the estimated fair market value of Kineta Common Stock on the date of grant and the contractual term of stock options granted were between five and ten years. Options become vested and, if applicable, exercisable based on terms determined by the Company’s board of directors or other plan administrator on the date of grant, which is continued employment or service as defined in each option agreement.

In 2018, the 2008 Plan expired and 86,000 stock options granted prior to the 2008 Plan expiration remain outstanding as of March 31, 2025.

2010 Equity Incentive Plan

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) provided for the grant of incentive stock option, non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to employees and non-employee service providers of the Company. Under the 2010 Plan, the exercise price of stock options granted were at 100% of the estimated fair market value of Kineta Common Stock on the date of grant and the contractual term of stock options granted did not exceed ten years. Options become vested and, if applicable, exercisable based on terms determined by the Company’s board of directors or other plan administrator on the date of grant, which is continued employment or service as defined in each option agreement. Stock appreciation rights (“SARs”) provide a participant with the right to receive the aggregate appreciation in stock price over the market price of Kineta Common Stock at the date of grant, payable in cash. The rights granted have varying vesting terms, including SARs that vest immediately on the grant date and upon satisfaction of the service-based requirement, typically three to five years. The maximum fair value is limited to four times the exercise price.

In February 2020, the 2010 Plan expired and 99,000 stock options granted prior to the expiration remain outstanding as of March 31, 2025.

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) authorizes the grant of equity awards for up to 206,000 shares of the Company’s voting common stock and 206,000 of the Company’s non-voting common stock.

The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock to employees and non-employee service providers. Under the 2020 Plan, the contractual term of stock options shall not exceed ten years and the exercise price of stock options granted shall not be less than 100% of the estimated fair market value of Kineta Common Stock on the date of grant. However, the exercise price of incentive stock options granted to a 10% stockholder shall not be less than 110% of the fair market value of Kineta Common Stock on the date of grant and the contractual term shall not exceed ten years. Options become vested and, if applicable, exercisable based on terms determined by the Company’s board of directors or other plan administrator on the date of grant, which is continued employment or service as defined in each option agreement. Restricted stock has vesting terms that vest immediately on the grant date or upon satisfaction of the service-based requirement, typically four years or the performance-based requirement. The Company has a repurchase right exercisable upon termination of continuous service with respect to restricted stock for any shares that are issued and unvested.

In December 2022, the 2020 Plan expired and 181,000 stock options granted prior to the 2020 Plan expiration remain outstanding as of March 31, 2025.

2022 Equity Incentive Plan

In December 2022, the Company approved the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock option, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance units and performance shares to employees, directors and independent contractors of the Company. Under the 2022 Plan, the exercise price of stock options grants shall be at 100% fair market value of Kineta Common Stock on the date of grant and the contractual term of stock options granted shall not exceed ten years. Options become vested and, if applicable, exercisable based on terms determined by the Company’s board of directors or other plan administrator on the date of grant, which is continued employment or service as defined in each option agreement. SARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of Kineta Common Stock at the date of grant, payable in cash or in shares of equivalent value.

Stock Option Activity

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
December 31, 2024	2,331	$5.45	8.2	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding as of March 31, 2025	2,331	$5.45	8.2	$—
Exercisable as of March 31, 2025	1,389	$8.26	7.4	$—

Fair Value of Stock Options

The Company did not grant any stock options during the three months ended March 31, 2025 or 2024.

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$64	$74
General and administrative	177	403
Total stock-based compensation	$241	$477

As of March 31, 2025, there was $679,000 of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average remaining service period of 1.4 years.

11.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands, excepts per share amounts)
Numerator:
Net loss attributable to Kineta, Inc.	$(1,676)	$(10,238)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	12,902	11,738
Net loss per share, basic and diluted	$(0.13)	$(0.87)

(1) Included in the denominator were 331,000 weighted-average shares of common stock warrants for the three months ended March 31, 2025, with a range of exercise prices of $.001 to $0.14. Included in the denominator were 663,000 weighted-average shares of common stock warrants for the three months ended March 31, 2024, with an exercise price of $0.14.

The following outstanding potentially dilutive Kineta Common Stock equivalents were excluded from the computation of diluted net loss per share as of the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Warrants to purchase Kineta Common Stock	567	2,560
Common stock options	2,331	1,975
Vested restricted stock subject to recall	56	56
Unvested restricted stock subject to repurchase	-	8
Total	2,954	4,599

Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby all employees are eligible to participate in the 401(k) Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan, subject to certain limitations. The Company provided matching contributions of $3,000 for the three months ended March 31, 2025 and $23,000 for the three months ended March 31, 2024. The Company ceased making matching contributions during January 2025.

12.
Related Party Transactions

There were no related party transactions for the three months ended March 31, 2025 or 2024.

13.
Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

Clinical Trial Funding Agreement

Subsequent to March 31, 2025, pursuant to the Clinical Trial Funding Agreement, the Company received cash of $48,000 from TuHURA to reimburse the Company for clinical trial expenses related to KVA12123.

Philanthropos Asset Purchase Agreement

On May 12, 2025, Kineta entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Philanthropos Therapeutics, LLC (“Philanthropos”) pursuant to which Philanthropos agreed to acquire certain assets and properties of Kineta related to the development of LHF-535, a product candidate for the treatment of Lassa Fever. Under the terms of the Purchase Agreement, Philanthropos will acquire all right, title, and interest in the specified assets, including intellectual property, contracts, permits, inventory, tangible personal property, business records, warranties, and certain prepaid expenses, for an aggregate upfront purchase price of $50,000, of which $10,000 was received in March 2025 and the remaining

$40,000 was received in May 2025. In addition to the upfront payment, Kineta is entitled to receive revenue sharing payments during a six-year period following the later of the closing of the transactions contemplated by the Merger Agreement and the Effective Date, including (i) a 5% royalty on Net Product Sales derived from the Intellectual Property Rights, (ii) 5% of the net sales price of any Priority Review Voucher associated with the Intellectual Property Rights that is received and sold by Philanthropos, and (iii) 15% of gross Consideration received by Philanthropos from any sale or license of the Product or Seller Product, in whole or in part, associated with the Intellectual Property Rights.

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

Overview

On February 29, 2024, we announced that we had completed a review of our business, including the status of our programs, resources and capabilities. Following this review, we determined that we would implement a significant corporate restructuring to substantially reduce expenses and preserve cash. The restructuring included a reduction in our workforce by approximately 64% and the termination of enrollment of new patients in our ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA12123 in patients with advanced solid tumors. Patients currently enrolled in the trial will be permitted to continue to participate. We made this decision, in part, because certain investors have failed to fulfill their contractual obligation to consummate the Private Placement (as defined below).

On August 19, 2024, we resumed enrollment of our ongoing VISTA-101 Phase 1/2 clinical trial evaluating KVA 12123 and completed enrollment of the Phase 1 study in February 2025.

Due to the fact that we are unable to consummate the Private Placement, management and the Board determined that it was in the best interests of the stockholders to seek a strategic alternative so that we could continue to operate. If the strategic process is unsuccessful, including if we are unable to complete our proposed merge with TuHURA, as described more fully below, the Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code.

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

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $1.7 million for the three months ended March 31, 2025 and $10.2 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $184.6 million.

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

From inception to March 31, 2025, we have raised cash from sales and issuances of common stock and borrowings under notes payable. As of March 31, 2025, we had cash of $304,000, and there is substantial doubt about our ability to continue as a going concern. For more information, see the risk factor in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025 (the “2024 Annual Report on Form 10-K”) entitled, “Kineta identified conditions and events that raise substantial doubt about its ability to continue as a going concern, Kineta needs substantial additional funding, and if Kineta is unable to raise capital when needed or on favorable terms, its business, financial condition, and results of operation could be materially and adversely affected.”

Proposed Merger with TuHURA Biosciences, Inc.

On December 11, 2024, we entered into an Agreement and Plan of Merger, which was amended by the First Amendment to the Agreement and Plan of Merger dated May 5, 2025 (as amended, the “Merger Agreement”) by and among TuHURA Biosciences, Inc., a Nevada corporation (“TuHURA”), Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of TuHURA (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of TuHURA (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta.

Pursuant to the terms of the Merger Agreement, among other things and subject to the terms and conditions set forth therein, Merger Sub I will (a) merge with and into the Company (the “First Merger”), with the Company being the surviving corporation of the First Merger, also known as the “Surviving Entity”; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers” ), with Merger Sub II being the surviving company of the Second Merger, also known as the “Surviving Company.” The Mergers are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Pursuant to the Merger Agreement, TuHURA has loaned Kineta $250,000 as of March 31, 2025.

For more information on the Mergers, see “Item 1. Business” and “Item 1A. Risk Factors – Risks Related to the Mergers” in the 2024 Annual Report on Form 10-K.

Clinical Trial Funding Agreement

Simultaneously with the execution of the Merger Agreement, Kineta and TuHURA entered into a Clinical Trial Funding Agreement (the “CTF Agreement”), pursuant to which TuHURA has loaned $852,000 to Kineta as of March 31, 2025 solely for the purpose of funding certain research and development expenses, as set forth in the CTF Agreement. The CTF Agreement grants a security interest to TuHURA in Kineta’s assets which are to be acquired by TuHURA pursuant to the Merger Agreement.

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

Political and Geopolitical Developments

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

Under the current U.S. administration, there is significant and increasing uncertainty about the future relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. On April 9, 2025, President Trump announced a pause to previously announced tariffs on most countries for 90 days. Countries subject to the pause on the tariffs are still to be subject to the baseline 10% tariff. Changes in laws or policies governing the terms of trade could have a material adverse effect on our business and financial results.

Financial Operations Overview

Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Our revenues have been primarily derived from our collaboration, research and license agreements as well as grants awarded by government agencies.

We have completed research and development services under the grant agreements and do not expect to earn any revenue during 2025.

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

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Revenues:
Operating expenses:
Research and development	617	2,726	(2,109)
General and administrative	1,403	3,680	(2,277)
Total operating expenses	2,020	6,406	(4,386)
Loss from operations	(2,020)	(6,406)	4,386
Other (expense) income:
Gain on sale of assets	500	—	500
Interest income	—	48	(48)
Interest expense	(55)	(42)	(13)
Change in fair value of rights from Private Placement	—	(3,832)	3,832
Other (expense) income, net	—	(17)	17
Total other (expense) income, net	445	(3,843)	4,288
Net loss	(1,575)	(10,249)	8,674
Net income (loss) attributable to noncontrolling interest	101	(11)	112
Net loss attributable to Kineta, Inc.	$(1,676)	$(10,238)	$8,562

Revenues

We did not recognize any revenues for the three months ended March 31, 2025 and 2024.

Research and Development Expenses

The following table summarizes our research and development expenses by program and category for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
KVA12123 program	$641	$1,838	$(1,197)
CD27 program	(191)	430	(621)
KCP-506 program	(42)	23	(65)
Internal and unallocated expenses:
Personnel-related costs	188	348	(160)
Facilities and related costs	—	40	(40)
Other costs	21	47	(26)
Total research and development expenses	$617	$2,726	$(2,109)

Research and development expenses were $617,000 for the three months ended March 31, 2025 and $2.7 million for the three months ended March 31, 2024 and decreased by $2.1 million, or 77%. The decrease in direct external program expenses of $1.9 million was primarily due to lower activities for KVA12123, our lead product candidate, and suspension of other programs in 2024 due to failure to receive funding in April 2024 as expected. The decrease in KVA12123 was primarily due to lower clinical and manufacturing costs. The decrease in the CD27 and KCP-506 programs was due to suspension of those programs in 2024 and reversal of accrued costs no longer needed. The decrease in our internal and unallocated research and development expenses of $226,000 was primarily due to lower personnel-related costs due to lower headcount and lower facilities allocations expense as we transitioned to clinical trials and ceased using our laboratory space.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended March 31, 2025 and $3.7 million for the three months ended March 31, 2024 and decreased by $2.3 million, or 62%. This decrease was primarily due to decreases in professional fees of $1.2 million, personnel costs of $672,000 and facilities costs of $286,000. Professional fees decreased due to lower non recurring consulting services. Personnel costs decreased primarily due to lower salaries and benefits of $231,000 and lower stock-based compensation of $226,000 due to lower headcount in 2025 as compared to 2024 and lower severance costs of $133,000 due to a staff reduction in March 2024.

Other Income and expense, net

Interest Income

Interest income was zero for the three months ended March 31, 2025 and $48,000 for the three months ended March 31, 2024 and decreased by $48,000. Interest income decreased due to lower balances in interest-bearing accounts during 2025.

Interest Expense

Interest expense was $55,000 for the three months ended March 31, 2025 and $42,000 for the three months ended March 31, 2024. Interest expense increased primarily due to interest on outstanding vendor invoices.

Change in Fair Value Measurement of Private Placement

Change in fair value of Private Placement was zero for the three months ended March 31, 2025 and a loss of $3.8 million for the three months ended March 31, 2024. The second closing of the Private Placement did not occur during 2024 and as a result, we deemed the fair value of the rights from Private Placement to be zero as of March 31, 2024. These changes relate to the remeasurement of the rights from the Private Placement that we determined was a derivative, which requires the asset to be accounted for at fair value. We determined the rights from Private Placement to be a derivative asset when we added a minimum purchase price of $3.18 upon an amendment in 2023.

Other (Expense) Income, Net

Other (expense) income, net was a gain of $500,000 for the three months ended March 31, 2025 consisting of a gain on sale of KCP assets. Other (expense) income, net was a loss of $17,000 for the three months ended March 31, 2024 primarily consisting of a loss of $9,000 of fair value of notes payable.

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

Sources of Liquidity

Since our inception through March 31, 2025, our operations have been financed primarily by net cash proceeds from the sale and issuance of our common stock and borrowings under notes payable. We have also received upfront and milestone payments from our license agreements and payments from TuHURA in connection with agreements with them. As of March 31, 2025, we had $304,000 in cash and an accumulated deficit of $184.6 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, anticipate that we will continue to incur increasing losses for the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings.

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

As of March 31, 2025, we had cash of $304,000, and there is substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,440)	$(4,011)
Investing activities	—	—
Financing activities	1,110	1
Net change in cash and cash equivalents	$(330)	$(4,010)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $1.4 million, consisting of a net loss of $1.6 million and a change in other net operating assets and liabilities of $106,000, partially offset by noncash charges of $241,000. Our change in net operating assets and liabilities primarily resulted from an increase in prepaid expenses and other current assets of $153,000 and increase in accounts payable and accrued liabilities of $37,000.The noncash charges primarily consisted of $241,000 in stock-based compensation and a loss on exchange of warrants.

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

Financing Activities

Cash provided by financing activities was $1.1 million for the three months ended March 31, 2025 primarily related to proceeds of $1.1 million from loan advances from TuHURA.

Cash provided by financing activities for the three months ended March 31, 2024 was insignificant.

Debt Obligations

Notes Payable

As of March 31, 2025, we had outstanding notes payable in an aggregate principal amount of $629,000 at an interest rate of 6%. Notes payable of $379,000 matured on June 30, 2024 and a note payable of $250,000 matured on July 31, 2024. As of March 31, 2025, the notes remain unpaid and are payable upon demand by a majority of the holders.

See Note 5 to our consolidated financial statements included in this Quarterly Report for additional information regarding our notes payable.

Other Contractual Obligations and Commitments

Our cash requirements greater than 12 months are related to other contractual obligations and commitments related to license agreements.

We have entered into a number of strategic license agreements pursuant to which we have acquired rights to specific assets, technology and intellectual property. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are dependent upon future events such as our achievement of certain development, regulatory and commercial milestones royalties, and sublicensing revenue in the future, as applicable. As of March 31, 2025, the timing and likelihood of achieving the milestones and generating future product sales, and therefore payments that may become payable to these third parties, are uncertain.

We leased office and laboratory space for our corporate headquarters in Seattle, Washington under a lease agreement that expired on July 31, 2024. This lease was not renewed and no other facility lease was entered into as the Company employees are working remotely.

On September 13, 2024 (the “Agreement Effective Date”), we entered into a Settlement Agreement, which was amended on February 4, 2025 (as amended, the “Agreement”) with ARE-SEATTLE No. 17, LLC (the “Landlord”), the landlord of our former premises in Seattle, Washington. Under the terms of the Agreement, we have agreed to pay the Landlord the outstanding monetary obligation of $679,000 (the “Outstanding Debt”) pursuant to that certain Lease Agreement, by and between us and the Landlord, dated as of November 19, 2010, as amended through June 30, 2020 (collectively, the “Lease”) as follows: (i) the Landlord’s application of the security deposit in the amount of $70,000, (ii) our payment to the Landlord of $85,000 (the “First Payment”) no later than five (5) business days after the Agreement Effective Date, and (iii) our payment to the Landlord of the Outstanding Debt balance of $524,000 (the “Second Payment” and together with the First Payment, the “Payment Milestones”) no later than May 31, 2025. The Agreement stipulates that upon the receipt by the Landlord of the Payment Milestones, the Landlord will fully discharge and forever release us from any claim, cause of action, or judgment, legal or equitable, in contract or tort, direct or indirect, presently asserted or not, known or unknown, through the date of the Agreement related to our monetary obligations under the Lease. We paid the First Payment to the Landlord on September 18, 2024.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting estimates used in the preparation of our financial statements for the three months ended March 31, 2025 were consistent with those in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the audits of our financial statements for the years ended December 31, 2024 and 2023, our management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified for the year ended December 31, 2024 relates to the accounting for the exclusivity payments related to a business combination. There were also material weaknesses identified in prior periods accounting for (i) complex financial instruments related to the derivative asset, (ii) allocated facilities costs, (iii) complex financial instruments related to warrants issued to certain existing stockholders, (iv) offering costs and (v) accounting for the exclusivity payments related to a business combination, which all remain unremediated.

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2025. Based on this evaluation and for the reasons set forth above, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

We have designed and implemented improved processes and internal controls, including ongoing senior management review and audit committee oversight. Additionally, we have implemented and upgraded accounting and reporting systems to improve accounting and financial reporting processes and has enhanced, developed and implemented formal policies, processes and documentation procedures relating to financial reporting, including the oversight of third-party service providers. The actions that our management has taken are subject to ongoing executive management review and will also be subject to audit committee oversight.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

On March 28, 2025, Kineta entered into a settlement agreement and mutual general release with Wolff Family Office LLC to settle the complaint against Myron Wolff and received $2,500 the Wolff Family Office LLC.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2025, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with an existing investor (the “Holder”) pursuant to which the Company agreed to issue an aggregate of 1,880,342 shares of common stock, par value $0.001 per share (the “Common Stock”) consisting of (i) an aggregate of 1,225,323 shares (the “Shares”) of Common Stock, which is equal to a maximum beneficial ownership of 9.99% of the Company’s total number of Common Stock outstanding as of the date of the Exchange Agreement, and (ii) a pre-funded warrant to purchase up to an aggregate of 655,019 shares of Common Stock (the “Pre-Funded Warrant”), in exchange for certain outstanding warrants (the “Prior Warrant”) held by the Holder to purchase up to 2,315,387 shares of Common Stock with exercise prices ranging from $3.25 to $4.08 (the “Exchange”). The Company has cancelled the Prior Warrant reacquired in the exchange and such Prior Warrant will not be reissued.

In addition, pursuant to the Exchange Agreement, in connection with the transactions contemplated by the Merger Agreement, by and among Kineta, TuHURA, Hura Merger Sub I, Hura Merger Sub II, and Craig Philips, as representative of the stockholders of Kineta, the Holder agreed to (i) appear in person or online (for a virtual meeting) or by proxy at the applicable meeting of the stockholders of the Company (the “Stockholders Meeting”) called to seek the approval of the stockholders of the transactions contemplated by the Merger Agreement (the “Proposals”) or otherwise cause the shares held by the Holder as of the record date for the applicable Stockholders Meeting (the “Owned Shares”) to be counted as present at such meeting for purposes of establishing a quorum and (ii) vote (or cause to be voted) the Owned Shares in favor of the approval of the Proposals.

The issuance of the Shares pursuant to the Exchange Agreement was made in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance of the Shares has not been registered under the Securities Act and as such, the Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 12, 2025, Kineta entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Philanthropos Therapeutics, LLC (“Philanthropos”) pursuant to which Philanthropos agreed to acquire certain assets and properties of Kineta related to the development of LHF-535, a product candidate for the treatment of Lassa Fever. Under the terms of the Purchase Agreement, Philanthropos will acquire all right, title, and interest in the specified assets, including intellectual property, contracts, permits, inventory, tangible personal property, business records, warranties, and certain prepaid expenses, for an aggregate upfront purchase price of $50,000, of which $10,000 was received in March 2025 and the remaining $40,000 was received in May 2025. In addition to the upfront payment, Kineta is entitled to receive revenue sharing payments during a six-year period following the later of the closing of the transactions contemplated by the Merger Agreement and the Effective Date, including (i) a 5% royalty on Net Product Sales derived from the Intellectual Property Rights, (ii) 5% of the net sales price of any Priority Review Voucher associated with the Intellectual Property Rights that is received and sold by Philanthropos, and (iii) 15% of gross Consideration received by Philanthropos from any sale or license of the Product or Seller Product, in whole or in part, associated with the Intellectual Property Rights.

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

2.4

First Amendment to the Agreement and Plan of Merger, dated May 5, 2025, by and among TuHURA, Kineta, the Merger Subs and the Stockholders Representative (incorporated by reference to Exhibit 2.2 of the Amendment No. 1 to Form S-4 Registration Statement filed on May 6, 2025).

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

4.1

Pre-Funded Warrant dated March 7, 2025 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on March 7, 2025 and incorporated herein by reference).

10.1

Securities Exchange Agreement dated March 7, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37695) as filed with the SEC on March 7, 2025 and incorporated herein by reference).

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

Kineta, Inc.

Date: May 15, 2025	By:	/s/ Craig Philips
Craig Philips
President
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Keith A. Baker
Keith A. Baker
Chief Financial Officer
(Principal Financial Officer)